Form 10QSB
period 2007-02-28
CODY RESOURCES, INC.
filed 2007-04-17
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140056

Cody Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5339393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2915 W. Charleston Blvd., Ste.7, Las Vegas, NV 89102
(Address of principal executive offices)

(702) 383-5862
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,390,000 common shares as of February 28, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007;
F-2	Statements of Operations for the three months ended February 28, 2007 and period from inception (July 29, 2006) through February 28, 2007;
F-3	Statement of Capital Stock from inception (July 20, 2006) through February 28, 2007;
F-4	Statements of Cash Flows for the three months ended February 28, 2007 and period from inception (July 20, 2006) through February 28, 2007;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

Cody Resources, Inc.
(A Development Stage Company)
Balance Sheet
at February 28, 2007 &
at November 30, 2006

ASSETS	February 28 2007	November 30 2006
Current Assets
Checking/Savings
Cash & cash equivalents
Total Checking/Savings	10,563	38,188
Total Current Assets	10,563	38,188
TOTAL ASSETS	10,563	38,188
LIABILITIES & EQUITY	10,563	38,188
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable
Total Accounts Payable	501	501
Other Current Liabilities	501	501
Total Other Current Liabilities
Total Current Liabilities	0	-
Total Liabilities	501	501
Equity	501	501
Capital Stock - $0.001 par value; 50,000,000 shares authorized, 1,390,000 issued and outstanding 11/30/06.	1,390	1,390
Additional paid in capital	38,610	38,610
Subscriptions Receivable	(875)	(875)
Retained Earnings	(13,413)
Net Income	(15,650)	(1,438)
Total Equity	10,062	37,687
TOTAL LIABILITIES & EQUITY	10,563	38,188

 Cody Resources, Inc.
(A Development Stage Company)
Income (Loss) Statement
December 1, 2006 to February 28, 2007
and July 20, 2006 (inception) to February 28, 2007

	For the period from December 1, 2006 through February 28, 2007	For the period from July 20, 2006 through February 28, 2007
Ordinary Income/Expense
Expense
Professional Fees
Legal Fees	10,500	10,861
Accounting Fees	2,000	2,000
Total Professional Fees	12,500	12,861
General & Administrative	15,125	16,202

Total Expense	27,625	29,063
Net Ordinary Income	(27,625)	(29,063)
Net Income	(27,625)	(29,063)

Cody Resources, Inc.
(A Development Stage Company)
Statement of Capital Stock
July 20, 2006 to February 28, 2007

	CommonStock		Additional Paid in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of Common Stock in September 2006 in exchange for reduction of accounts payable at $0.001 per share	1,000,000	$1,000			1,000

Issuance of Common Stock in Oct 2006 in exchange for cash @ $0.10 per share	220,000	220	21,780		22,000

Issuance of Common Stock in Nov 2006 in exchange for cash @ $0.10 per share	170,000	170	16,830		17,000

Net loss to Nov 30, 2006				(1438)	(1,438)

Balance at November 30, 2006	1,390,000	$1,390	$38,610	(1438)	38,562

Net Loss to Feb 28, 2007				(27625)	(27625)

Balance at February 28, 2007	1,390,000	1,390	38,610	(29,063)	10,937

Cody Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
December 1, 2006 to February 28, 2007

	Dec 1/06 - Feb 28/07	For the period from July 20, 2006 (date of Inception) through Feb 28/07
OPERATING ACTIVITIES
Net Income	(27,625)	(29,063)

Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Payable		501
Net cash provided by Operating Activities	(27,625)	(28,562)
FINANCING ACTIVITIES
Additional paid in capital		38,610
Capital Stock		1,390
Subsscriptions Receivable		(875)
Net cash provided by Financing Activities		39,125
Net cash increase for period	(27,625)	10,563
Cash at beginning of period	38,188	0
Cash at end of period	10,563	10,563

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Cody Resources, Inc. (hereinafter referred to as the “Company”) located in Las Vegas, Nevada was incorporated in Nevada on July 20, 2006. The Company is in the mineral exploration and development business. The Company has not commenced significant operations.

History - The Company was incorporated under the laws of the State of Nevada on July 20, 2006.

Development Stage Company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced; there has been no significant revenue there from. The Company has not commenced its planned principal operations and therefore is considered a Development Stage Company.

Year-end - The Company’s year-end is November 30..

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and expense recognition - Revenues are recognized when received. Costs and expenses are recognized during the period in which they are incurred

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Research and development costs - The Company accounts for research and development costs in accordance with the Statement of Financial Standards No. 2 “Accounting for Research and Development Costs”, which requires that all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expenses as incurred. Third party research and development costs are expenses when the contracted work has been performed or as milestone results have been achieved.

Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has incurred no expenses on research and development to date.

Mineral Property Payments and Exploration Costs - The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to the establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are to be expensed.

2.	CAPITAL STOCK TRANSACTIONS

Common Stock - The authorized common stock is 50,000,000 shares with a par value of $0.001 per share. As of November 30, 2006, The Company had 1,390,000 shares of common stock issued and outstanding.

In September 2006, the Company issued 1,000,000 shares of its common stock to its director in exchange for a reduction in debt owed of $125 and $875 in cash

In November 2006, the Company issued 390,000 shares of its common stock to thirty-nine individuals in exchange for $39,000 in cash.

3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

4.	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties. We have acquired an option to purchase an interest in mineral claims that we refer to as the Vulture mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made. Our option on this property is currently unexercised. In the event that we do not exercise our option, we will have no interest in the Vulture mineral claims and will not be entitled to receive back any monies spent to maintain the option.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper, lead, zinc, gold, and other metallic minerals. We will not be able to determine whether or not the Vulture mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Phase I of our exploration program will begin in the third quarter of 2007 and cost approximately $78,000. Once we receive the results of our Phase I exploration, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration. Phase II of our exploration program will cost approximately $228,000. The existence of commercially exploitable mineral deposits in the Vulture mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Our Option Agreement

Mr. Locke B. Goldsmith staked and recorded his ownership in the Vulture mineral claims under the mineral claim staking and recording procedures in place at that time in the Province of British Columbia. Under that system, a prospector in the field drove large wooden claim stakes into the ground outlining the boundaries of his mineral claim and subsequently recorded a description of the claim and the location of the claim stakes at the nearest Provincial Mining Recorder’s Office. A party is able to stake and record an interest in particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office. There is no formal agreement between Mr. Goldsmith and the Province of British Columbia.

Mr. Goldsmith’s interest in the Vulture mineral claims will continue into perpetuity provided that the mineral claims remain in good standing by paying the applicable fee which is based upon whether exploration work takes place. If exploration work take places and expenditures are made for this purpose in an amount stipulated by the government, the claims can be maintained in good standing by simply remitting a filing fee to the Province of British Columbia that currently does not exceed $115. If no exploration work takes place, the claims can be kept in good standing by remitting to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work together with the payment of a filing fee or payment that currently does not exceed $115.

In order to extend the expiry dates of a mineral claim, the British Columbia government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims. When exploration work valued at an amount stipulated by the government is completed and a filing fee is remitted to the Province of British Columbia, the expiry dates of the mineral claims can be extended for a maximum of 10 additional years at a time. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended for a maximum of only 1 additional year.

Under the terms of the Mining Option Agreement between Cody Resources, Inc. and Mr. Goldsmith, we acquired an option to purchase a 100% interest in the Vulture mineral claims. Under that Agreement, we paid Mr. Goldsmith an initial sum of $10 to acquire the option and are required to pay $25,000 due prior to December 31, 2007, an additional $50,000 prior to December 31, 2008, and an additional $75,000 due prior to December 31, 2009. In addition, we must incur $5,000 in exploration expenditures prior to December 31, 2006 (though these exploration expenses may be and have been deferred due to weather conditions), $50,000 prior to December 31, 2007, and $100,000 prior to December 31, 2008. Under the terms of the Mining Option Agreement, we will exercise our option by making the above payments and incurring the above exploration expenses. We also agree to incur $150,000 in exploration expenditures on or before October 31 of each year subsequent to 2008.

We will either satisfy the payment terms of the Mining Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Mining Option Agreement. The optionor can terminate the Mining Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Mining Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

We selected Vulture mineral properties based upon an independent geological report, which was commissioned from Marvin A. Mitchell, a Consulting Geologist. Mr. Mitchell recommended a two-phase exploration program on these claims that will cost us approximately $306,000. Because of weather constraints in the area of the Vulture Mineral Claims, we plan to begin Phase I of our exploration program in the third quarter of 2007.

Description and Location of the Vulture mineral claims

The Vulture mineral claims consist of the following claims located in the Slocan Mining Division of British Columbia:

Tenure#	Claim Name	Owner	Lot Number	Expiry	# of Units
256946	Vulture	Goldsmith	4482	Sept 26, 2013	1
256329	Vulture Fr.	Goldsmith	4483	Nov. 16, 2012	1
256330	Vult	Goldsmith	3672	Sept 26, 2013	1
255924	Empire No. 5	Goldsmith	1580	Sept 26, 2013	1

The Province of British Columbia owns the land covered by the Vulture mineral claims. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Prior to the expiry dates listed above, we plan to file for an extension of the Vulture mineral claims if we have exercised our option to purchase the claims from Mr. Goldsmith. In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims.

Currently, an exploration work value of approximately $1.30 per acre is required during each of the first three years after a claim is acquired and an exploration work value of approximately $2.60 per acre is required in subsequent years. This stipulated amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Mr. Locke B. Goldsmith originally staked and recorded his ownership in the Vulture mineral claims. Exploration expenditures since then have extended the expiry date of the claims through 2012 and 2013 as noted above. Accordingly, exploration expenditures on the Vulture mineral claims must be completed and filed with the Province in the amount of approximately $2.60 per acre by November 16, 2012 or September 26, 2013, depending on the claim, or this amount must be paid to the Province of British Columbia by the respective date. A maximum of ten years of work credit may be filed on a claim at a time.

The exploration fees we anticipate incurring over the coming twelve months will result in an extension of the expiry dates of the mineral claims for the maximum of ten years provided that a report and filing fee not exceeding $115 is remitted to the Province of British Columbia. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended only on an annual basis into perpetuity for a maximum of only one additional year. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

We have obtained an independent Geological Report and have acquired an option to purchase the Vulture mineral claims. Marvin A. Mitchell, Consulting Geologist, has prepared this Geological Report and reviewed all available exploration data completed on these mineral claims.

Marvin A. Mitchell is a geologist with offices at 203 - 2825 Spruce Street, Vancouver, B.C. V6H 2R4. He has a B.Sc. degree in Geological Engineering (mining option) earned at Montana College of Mineral Science and Technology in 1968, and is a member in good standing of the Association of Professional Engineers and Geoscientists of British Columbia since 1972. Mr. Mitchell has engaged in mineral exploration since 1975, both for major mining and exploration companies and as an independent geologist.

In his Geological Report, Mr. Mitchell prepared a summary of the exploration program as follows:

A lode which has been mined in the first 60 meters of the Vulture upper adit terminates at a fault and granite dyke. Movement on the fault appears to be left- lateral with the south side downdropped. A soil geochemical anomaly at 1+00N 1+50E may be derived from the subcrop of the offset northern portion of the mineralization.

A program of soil geochemistry, geological mapping, hand and dozer trenching, followed by diamond drilling if warranted is recommended in two phases at an estimated cost of $306,000.

We have not yet commenced the fieldwork phase of our initial exploration program. Exploration is currently in the planning stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found. The details of the Geological Report are provided below.

Vulture Mineral Claims Geological Report, Dated June 9, 2006

A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims. The summary report lists results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Exploration History of the Vulture Mineral Claims

The history of the exploration of the mineral claims is summarized in the report that was prepared by our geological consultant, Marvin A. Mitchell. The following summary of the exploration history of the mineral claims is based on our consultant’s description.

Most underground work was completed on the Vulture claim before 1900 (Min of Mines 1952). An exploration crosscut to the northwest at approximately 65 meters from the portal appears to have been driven at a later time. Stopes extend for 60 meters from the portal. A report at the Mining Department of the University of British Columbia indicates that 585 Short Tons, containing 89.4 oz/ton Ag, 69.5% Pb and 14.4% Zn. were mined during the earlier period.

A map notation (Lakes 1942) shows 583 tons grading 09 oz/ton Ag and 70% Pb which corroborates the University reference.

No production records are available for the Empire #5 claim. An adit near 0+25S, 2+25E is the only evidence of mining activity, which was observed.

Exploration Potential

Interpretation of structural geology and soil geochemistry indicate that silver-lead mineralization is concealed beneath shallow overburden approximately 60 meters east of the Vulture adit.

Recommendations from Our Consulting Geologist

Our consulting geologist recommended the following specific actions:

Soil geochemistry and geological mapping should be completed over the entire claim group, with detailed sampling in the vicinity of 1+00N 1+50E. Hand trenching should be commenced around the anomalous values at 1+00N 1+50E.

Excavator trenching may be necessary to supplement hand trenching of anomalies and to prepare roads. Loose soil from the portal of the lower Vulture adit should be removed with an excavator and the workings mapped and sampled.

A budget for diamond drilling should be available to allow testing for the offset portion of the Vulture mineralization, and to sample any new zones that may be located from soil geochemistry and mapping.

Exploration Budget

Phase I	Exploration Expenditure
Trenching, hand & excavator	$25,000
Geochemical sampling	$8,000
Geochemical mapping,	$10,000
Supervision	$8,000
Analyses	$6,000
Vehicles, Fuel	$4,000
Room & Board	$4,000
Report	$6,000
$71,000
Contingencies @10%	$7,000
Phase I Total	$78,000

Phase II
Diamond drilling continued, allow 1500 m @ $100/m	$150,000
Peripheral Services	$40,000
$190,000
Contingencies @20%	$38,000
Phase II Total	$228,000

Total, Phases I and II	$306,000

While we have not commenced the fieldwork phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Due to weather constraints in the area of the Vulture mineral claims, Phase I will begin in the third quarter of 2007. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make this decision to proceed with further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete Phase I and any additional phases, we will need to raise additional capital. We plan to raise additional capital in the amount of $125,000 to $150,000 during the second and third quarters of 2007 by seeking additional funds from existing investors or by offering equity securities to new investors.

Plan of Operation

Our business plan is to proceed with the exploration of the Vulture mineral claims to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold, and other metallic minerals. We have entered into a Mining Option Agreement regarding the Vulture mineral claims and intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological exploration program will cost approximately $78,000. We had $10,563 in working capital as of February 28, 2007. Accordingly, we are able to begin but not complete the initial stages of our Phase I mineral exploration program without additional financing. We plan to raise additional capital in the amount of $125,000 to $150,000 during the second and third quarters of 2007 by seeking additional funds from existing investors or by offering equity securities to new investors. This additional capital will allow us to complete Phase I activities and perhaps begin Phase II activities as well, should we determine with our consulting geologist that Phase II is advisable. These funds will also allow us to pay the $25,000 installment under our Option Agreement with Mr. Goldsmith by December 31, 2007.

A report of our consulting geologist regarding findings from Phase I is expected within six months of the commencement of Phase I explorations. Once we receive the analysis of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with Phase II of our mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the Phase I exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Vulture mineral claims, we intend to seek out and acquire interests in North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable locate and acquire such a prospect, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.

In the event our Phase II mineral exploration program is undertaken, it would likely result in significantly more geological data than Phase I because much of the infrastructure constructed in Phase I will still be available during Phase II exploration. Phase II will allow for 1500 meters of diamond drilling.

In the event our board of directors, in consultation with our consulting geologist, chooses to complete the Phase I and Phase II mineral exploration programs, we will require additional financing. The objective of the Phase I work is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored using diamond drilling methods, and obtain core samples for geochemical analysis. The objective of Phase II work is to commence diamond drilling in areas identified in Phase I to obtain core samples for geochemical analysis.

Upon the completion of the first two exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

During this exploration stage Mr. Sampson, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is expected to be performed by outside consultants. If, however, the demands of our business require more business time of Mr. Sampson such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We anticipate raising additional capital to finance our operations in the form of additional investment funds from existing shareholders or equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to completely fund currently planned and future phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Review of Expenses for the Next Twelve Months

Our total expenditures over the next twelve months are anticipated to be approximately $75,000 as we undertake Phase I exploration. Specifically, we will incur $50,000 in connection with the commencement of Phase I of our recommended geological work program, as follows:

Trenching, hand & excavator	$10,000
Geochemical sampling	$8,000
Geochemical mapping	$10,000
Supervision	$8,000
Anaylses	$6,000
Vehicles, Fuel	$4,000
Room & Board	$4,000

We will also expend $25,000 in connection with the Option Agreement and monies due to Mr. Locke B. Goldsmith prior to December 31, 2007. We had working capital in the amount of $10,563 as of February 28, 2007. This money along with our plan to raise equity financing in the amount of $100,000 to $150,000 should be enough to cover the $75,000 in expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three months ended February 28, 2007

We did not earn any revenues from inception through the period ending February 28, 2007. We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of the Vulture mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Vulture mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $27,625 for the three months ended February 28, 2007 and $29,063 from our inception on July 20, 2006 to February 28, 2007. The operating expenses for the three months ended February 28, 2007 included professional fees in connection with our corporate organization, in the amount of $12,500, and office, accounting, and administration expenses in the amount of $15,125. The operating expenses for the period from our inception on July 20, 2006 to February 28, 2007 included professional fees in connection with our corporate organization, in the amount of $12,861, and office, accounting, and administration expenses in the amount of $16,202. The professional fees consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources
We had cash of $10,563 as our only current asset as of February 28, 2007. We had current liabilities of $0 as of February 28, 2007. We therefore had working capital of $10,563 as of February 28, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plans to obtain such resources for us include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Research and Development Costs

We account for research and development costs in accordance with the Statement of Financial Standards No. 2 “Accounting for Research and Development Costs”, which requires that all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expenses as incurred. Third party research and development costs are expenses when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. We have incurred no expenses on research and development to date.

Mineral Property Payments and Exploration Costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to the establishment of proven and probable reserves. To date, we have not established the commercial feasibility of its exploration prospects; therefore, all costs are to be expensed.

Recently Issued Accounting Pronouncements

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Donald L. Sampson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2007, the registration statement filed on Form SB-2 (Commission file number 333-140056) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 390,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Mining Option Agreement between Cody Resources, Inc. and Mr. Locke B. Goldsmith(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on January 18, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cody Resources, Inc.

Date:	April 16, 2007

By: /s/ Donald L. Sampson Donald L. Sampson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director