Form 10QSB
period 2007-05-31
CODY RESOURCES, INC.
filed 2007-07-20
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,390,000 common shares as of June 29, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of May 31, 2007;
F-2	Statements of Operations for the three and six months ended May 31, 2007 and period from inception (July 20, 2006) through May 31, 2007;
F-3	Statements of Stockholders’ Equity from inception (July 20, 2006) through May 31, 2007;
F-4	Statements of Cash Flows for the six months ended May 31, 2007 and period from inception (July 20, 2006) through May 31, 2007;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

CODY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS	May 31 2007	November 30 2006
Current Assets	(Unaudited)
Cash & cash equivalents	$8,528	$38,188
Total Current Assets	8,528	38,188
TOTAL ASSETS	$8,528	$38,188

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$501	$501
Total Current Liabilities	501	501
Total Liabilities	501	501

Stockholders' Equity
Common Stock - $0.001 par value; 50,000,000 shares authorized, 1,390,000 issued and outstanding.	1,390	1,390
Additional paid in capital	38,610	38,610
Stock subscriptions receivable	-	(875)
Accumulated deficit	(31,973)	(1,438)
Total Stockholders' Equity	8,027	37,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,528	$38,188

The accompanying notes are an integral part of these financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the three months ended May 31, 2007	For the three months ended May 31, 2006	For the six months ended May 31, 2007	For the six months ended May 31, 2006	From inception on July 20, 2006 through May 31, 2007
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Professional Fees	2,667	-	15,167	-	15,528
General & Administrative	243	-	15,368	-	16,445
Total Operating Expenses	2,910	-	30,535	-	31,973
Net Loss	$(2,910)	$-	$(30,535)	$-	$(31,973)

Net Loss Per Share	$(0.00)	$-	$(0.02)	$-

Weighted Average Shares Outstanding	1,390,000	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	CommonStock		Additional Paid in	Stock Subscription	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Issuance of Common Stock in September 2006 in exchange for reduction of accounts payable at $0.001 per share	1,000,000	$1,000	$-	$-	$-	$1,000

Issuance of Common Stock in October 2006 for cash at $0.10 per share	220,000	220	21,780	-	-	22,000

Issuance of Common Stock in November 2006 for cash at $0.10 per share	170,000	170	16,830	(875)	-	16,125

Net loss to November 30, 2006	-	-	-		(1,438)	(1,438)
Balance at November 30, 2006	1,390,000	1,390	38,610	(875)	(1,438)	37,687

Receipt of stock subscription	-	-	-	875	-	875

Net loss to May 31, 2007	-	-	-	-	(30,535)	(30,535)
Balance at May 31, 2007	1,390,000	$1,390	$38,610	$-	$(31,973)	$8,027

The accompanying notes are an integral part of these financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended May 31, 2007	For the six months ended May 31, 2006	From inception on July 20, 2006 through May 31, 2007
OPERATING ACTIVITIES
Net loss	$(30,535)	$-	$(31,973)
Adjustments to reconcile net income to net cash provided by operations:

Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Accounts Payable	-	-	501
Net cash provided by Operating Activities	(30,535)	-	(30,472)

FINANCING ACTIVITIES
Proceeds from common stock	875		39,000
Net cash provided by Financing Activities	875	-	39,000
Net cash increase for period	(29,660)	-	8,528
Cash at beginning of period	38,188	-	-
Cash at end of period	$8,528	$-	$8,528

The accompanying notes are an integral part of these financial statements.

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

Year-end - The Company’s year-end is November 30.

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

Unaudited Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2007 and for all periods presented have been made.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Vulture mineral claims to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold, and other metallic minerals. We have entered into a Mining Option Agreement regarding the Vulture mineral claims and intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological exploration program will cost approximately $78,000. We had $8,027 in working capital as of May 31, 2007. Accordingly, we are able to begin but not complete the initial stages of our Phase I mineral exploration program without additional financing. We plan to raise additional capital in the amount of $125,000 to $150,000 during the second and third quarters of 2007 by seeking additional funds from existing investors or by offering equity securities to new investors. This additional capital will allow us to complete Phase I activities and perhaps begin Phase II activities as well, should we determine with our consulting geologist that Phase II is advisable. These funds will also allow us to pay the $25,000 installment under our Option Agreement with Mr. Goldsmith by December 31, 2007.

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

We will also expend $25,000 in connection with the Option Agreement and monies due to Mr. Locke B. Goldsmith prior to December 31, 2007. We had working capital in the amount of $8,027 as of May 31, 2007. This money along with our plan to raise equity financing in the amount of $100,000 to $150,000 should be enough to cover the $75,000 in expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended May 31, 2007

We did not earn any revenues from inception through the period ending May 31, 2007. We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of the Vulture mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Vulture mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,910 for the three months ended May 31, 2007, $30,535 for the six months ended May 31, 2007, and $31,973 from our inception on July 20, 2006 to May 31, 2007. The operating expenses for the three months ended May 31, 2007 included professional fees in the amount of $2,667, and general and administrative expenses in the amount of $243. The operating expenses for the six months ended May 31, 2007 included professional fees in the amount of $15,167, and general and administrative expenses in the amount of $15,368. The operating expenses for the period from our inception on July 20, 2006 to May 31, 2007 included professional fees in the amount of $15,428, and general and administrative expenses in the amount of $16,445. The professional fees consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $2,910 for the three months ended May 31, 2007 and $30,535 for the six months ended May 31, 2007. We incurred a net loss of $31,973 from our inception on July 20, 2006 through period ending May 31, 2007. Our losses for the three and six months ended May 31, 2007 are attributable to operating expenses.

Liquidity and Capital Resources

We had cash of $8,528 as our only current asset as of May 31, 2007. We had current liabilities of $501 as of May 31, 2007. We therefore had working capital of $8,027 as of May 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Donald L. Sampson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

Cody Resources, Inc.

Date:	July 19, 2007

By: /s/ Donald Sampson Donald L. Sampson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director