Form 10QSB
period 2007-08-31
CODY RESOURCES, INC.
filed 2007-10-15
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,390,000 common shares as of August 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of August 31, 2007;
F-2	Statements of Operations for the three and nine months ended August 31, 2007 and period from inception (July 20, 2006) through August 31, 2007;
F-3	Statements of Stockholders’ Equity from inception (July 20, 2006) through August 31, 2007;
F-4	Statements of Cash Flows for the nine months ended August 31, 2007 and period from inception (July 20, 2006) through August 31, 2007;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	August 31 2007	November 30 2006
	(Unaudited)
ASSETS
Current Assets
Cash & cash equivalents	$4,226	$38,188
Total Current Assets	4,226	38,188
TOTAL ASSETS	$4,226	$38,188

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$501	$501
Total Current Liabilities	501	501
Total Liabilities	501	501
Stockholders' Equity
Common Stock - $0.001 par value; 50,000,000 shares authorized, 1,390,000 issued and outstanding.	1,390	1,390
Additional paid in capital	38,610	38,610
Stock subscriptions receivable	-	(875)
Accumulated deficit	(36,275)	(1,438)
Total Stockholders' Equity	3,725	37,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,226	$38,188

The accompanying notes are an integral part of these financial statements.

 CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	For the three months ended August 31, 2007	For the three months ended August 31, 2006	For the nine months ended August 31, 2007	For the nine months ended August 31, 2006	From inception on July 20, 2006 through August 31, 2007
Revenues	$-	$-	$-	$-	$-
Operating Expenses
Professional Fees	4,035	-	19,202	-	19,563
General & Administrative	267	-	15,635	-	16,712
Total Operating Expenses	4,302	-	34,837	-	36,275
Net Loss	$(4,302)	$-	$(34,837)	$-	$(36,275)

Net Loss Per Share	$(0.00)	$-	$(0.03)	$-

Weighted Average Shares Outstanding	1,390,000	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

 CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
(Unaudited)
	CommonStock		Additional Paid in	Stock Subscription	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Issuance of Common Stock in September 2006 in exchange for reduction of accounts payable at $0.001 per share	1,000,000	$1,000	$-	$-	$-	$1,000

Issuance of Common Stock in October 2006 for cash at $0.10 per share	220,000	220	21,780	-	-	22,000

Issuance of Common Stock in November 2006 for cash at $0.10 per share	170,000	170	16,830	(875)	-	16,125

Net loss to November 30, 2006	-	-	-		(1,438)	(1,438)

Balance at November 30, 2006	1,390,000	1,390	38,610	(875)	(1,438)	37,687

Receipt of stock subscription	-	-	-	875	-	875

Net loss to August 31, 2007	-	-	-	-	(34,837)	(34,837)

Balance at August 31, 2007	1,390,000	$1,390	$38,610	$-	$(36,275)	$3,725

The accompanying notes are an integral part of these financial statements.

 CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	For the nine months ended August 31, 2007	For the nine months ended August 31, 2006	From inception on July 20, 2006 through August 31, 2007
OPERATING ACTIVITIES
Net loss	$(34,837)	$-	$(36,275)
Adjustments to reconcile net income to net cash provided by operations:
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Accounts Payable	-	-	501
Net cash provided by Operating Activities	(34,837)	-	(34,774)

FINANCING ACTIVITIES
Proceeds from common stock	875		39,000
Net cash provided by Financing Activities	875	-	39,000
Net cash increase for period	(33,962)	-	4,226
Cash at beginning of period	38,188	-	-
Cash at end of period	$4,226	$-	$4,226

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

Unaudited Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2007 and for all periods presented have been made.

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

Abandonment of Vulture Mineral Claims

We were incorporated on July 19, 2006 under the laws of the State of Nevada. Until the current reporting period, we were an exploration stage company engaged in the exploration of mineral properties. We acquired an option to purchase an interest in mineral claims referred to as the Vulture mineral claims. Our plan of operations was to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper, lead, zinc, gold, and other metallic minerals.

During the current reporting period, we commenced exploration activities on the Vulture mineral claims. Specifically, we conducted a soil geochemistry program under the guidance of our geological consultant, Mr. Marvin A. Mitchell. The results of this program were discouraging. In his report, Mr. Mitchell reports that the program failed to detect significant anomalous values of exploitable minerals. As such, no additional exploration was recommended at this time.

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Vulture mineral claims. As such, we will lose all interest in the option that we acquired on the property.

Plan of Operation in the Next 12 Months

During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We have limited working capital of $3,725 as of August 31, 2007. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Because we do not currently have a specific business plan or identified any suitable alternative business opportunities, our ability to obtain additional financing is substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

Results of Operations for the three and nine months ended August 31, 2007

We did not earn any revenues from inception through the period ending August 31, 2007. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $4,302 for the three months ended August 31, 2007, $34,837 for the nine months ended May 31, 2007, and $36,275 from our inception on July 20, 2006 to August 31, 2007. The operating expenses for the three months ended August 31, 2007 included professional fees in the amount of $4,035, and general and administrative expenses in the amount of $267. The operating expenses for the nine months ended August 31, 2007 included professional fees in the amount of $19,202, and general and administrative expenses in the amount of $15,635. The operating expenses for the period from our inception on July 20, 2006 to August 31, 2007 included professional fees in the amount of $19,563, and general and administrative expenses in the amount of $16,712. The professional fees consisted of legal fees and accounting fees.

We incurred a net loss of $4,302 for the three months ended August 31, 2007 and $34,837 for the nine months ended August 31, 2007. We incurred a net loss of $36,275 from our inception on July 20, 2006 through period ending August 31, 2007. Our losses for the three and nine months ended August 31, 2007 are attributable to operating expenses.

Liquidity and Capital Resources

We had cash of $4,226 as our only current asset as of August 31, 2007. We had current liabilities of $501 as of August 31, 2007. We therefore had working capital of $3,725 as of August 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any business opportunity. Our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Donald L. Sampson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Mining Option Agreement between Cody Resources, Inc. and Mr. Locke B. Goldsmith(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Soil Geochemistry Report, dated June 18, 2007
(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on January 18, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cody Resources, Inc.

Date:	October 15, 2007

By: /s/ Donald Sampson Donald L. Sampson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director