Form 10KSB
period 2007-11-30
CODY RESOURCES, INC.
filed 2008-02-20
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 333-140056

CODY RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	20-5339393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2915 W. Charleston Blvd., Ste.7, Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 383-5862

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.    Not Available

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   1,390,000 Common Shares as of November 30, 2007

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

 PART I
Item 1.   Description of Business

Overview

We were incorporated on July 19, 2006 under the laws of the State of Nevada as an exploration stage company that intended to engage in the exploration of mineral properties.  We acquired an option to purchase an interest in mineral claims known as the Vulture mineral claims. Our plan of operations was to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper, lead, zinc, gold, and other metallic minerals.

Under the terms of the Mining Option Agreement between our company and Mr. Locke B. Goldsmith, we acquired an option to purchase a 100% interest in the Vulture mineral claims. Under that Agreement, we paid Mr. Goldsmith an initial sum of $10 to acquire the option and we were required to pay $25,000 prior to December 31, 2007; additional sums were due at the end of December 31, 2008 and 2009. In addition, we must incur $5,000 in exploration expenditures prior to December 31, 2006 (though these exploration expenses were deferred due to weather conditions), $50,000 prior to December 31, 2007, and $100,000 prior to December 31, 2008.  Additional exploration expenditures were due on or before October 31 of each year subsequent to 2008. Under the terms of the Mining Option Agreement, we may exercise our option by making the above payments and incurring the above exploration expenses or fail to satisfy the payment terms and be in default of the Mining Option Agreement.

During our third quarter of 2007, we commenced exploration activities on the Vulture mineral claims. Specifically, we conducted a soil geochemistry program under the guidance of our geological consultant, Mr. Marvin A. Mitchell. The results of this program were discouraging. In his report, Mr. Mitchell reports that the program failed to detect significant anomalous values of exploitable minerals. As such, no additional exploration was recommended at this time.

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Vulture mineral claims. As such, we will lose all interest in the option that we acquired on the property.

As of November 30, 2007, we had $580 in current assets and current liabilities in the amount of $400.  Accordingly, our working capital position as of November 30, 2007 was $180. Since our inception through November 30, 2007, we have incurred a net loss of $39,920. As of the date of this annual report, we are unsure whether our business will continue as a going concern. We have no current business operations. With these obstacles, our board of directors is considering other options.  Our management is now actively looking for other business opportunities for us to pursue. However, there can be no assurance that our efforts to acquire such an opportunity will be successful.

Item 2.   Description of Property

We own no interest in real property. Mr. Sampson works from his office located in his home.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended November 30, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the OTCBB under the symbol “CODY.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November, 2007
Quarter Ended	High $	Low $
November 30, 2007	$0	$0
June 30, 2007	$0	$0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2007, we had thirty-eight (38) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We have working capital of $80 as of November 30, 2007. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

Results of Operations for the Year Ended November 30, 2007 and Period from Inception to November 30, 2007

We did not earn any revenues from inception through the period ending November 30, 2007. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred operating expenses in the amount of $38,382 for the year ended November 30, 2007 and $39,820 from our inception on July 20, 2006 to November 30, 2007. The operating expenses for the year ended November 30, 2007 consisted mainly of professional fees in the amount of $20,264, and general and administrative expenses in the amount of $18,118. The operating expenses for the period from inception to November 30, 2007 consisted mainly of professional fees in the amount of $20,625, and transfer agent expenses in the amount of $19,195. The professional fees consisted of legal fees and accounting fees.

We incurred a net loss of $38,382 for the year ended November 30, 2007. We incurred a net loss of $39,820 from our inception on July 20, 2006 through period ending November 30, 2007. Our losses for both periods are attributable to operating expenses.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $580. Our total current liabilities as of November 30, 2007 were $400. Thus, we had working capital of $180 as of November 30, 2007.

As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. We do not anticipate meeting the financing requirements of our current business plan. Thus, we are currently negotiating to acquire other business opportunities, unrelated to our current business operations. We anticipate that we will also need additional financing to acquire another business. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

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

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of November 30, 2007 and 2006

F-3	Statements of Operations – Year Ended November 30, 2007 and period from July 20, 2006 (Inception) to November 30, 2007

F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for period from July 20, 2006 (Inception) to November 30, 2007

F-5	Statements of Cash Flows - Year Ended November 30, 2007 and period from July 20, 2006 (Inception) to November 30, 2007

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cody Resources Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Cody Resources Inc. (A Development Stage Company) as of November 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through November 30, 2007, 2006, and Inception on July 20, 2007 through November 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cody Resources Inc. (A Development Stage Company) as of November 30, 2007 and 2006 and the results of its operations and its cash flows through November 30, 2007, 2006, and Inception on July 20, 2007 through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 4, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CODY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	November 30, 2007	November 30, 2006
CURRENT ASSETS

Cash	$580	$38,188

Total Current Assets	580	38,188

TOTAL ASSETS	$580	$38,188

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$400	$501

Total Current Liabilities	400	501

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000 shares authorized, 1,390,000 shares issued and outstanding	1,390	1,390
Additional paid-in capital	38,610	38,610
Stock subscription receivable	-	(875)
Accumulated deficit	(39,820)	(1,438)

Total Stockholders' Equity (Deficit)	180	37,687

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580	$38,188

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended November 30, 2007	Since Inception on July 20, 2006 Through November 30, 2006	Since Inception on July 20, 2006 Through November 30, 2007

REVENUES	$-	$-	$-
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	18,118	1,077	19,195
Professional fees	20,264	361	20,625

Total Operating Expenses	38,382	1,438	39,820

NET LOSS	$(38,382)	$(1,438)	$(39,820)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,390,000	1,390,000

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at inception on July 20, 2006	-	$-	$-	$-	$-	$-

Common stock issued for debt in September 2006 at par value of $0.001 per share	1,000,000	1,000	-	(875)	-	125

Common stock issued for cash in October 2006 at par value of $0.10 per share	220,000	220	21,780	-	-	22,000

Common stock issued for cash in November 2006 at par value of $0.10 per share	170,000	170	16,830	-	-	17,000

Net loss since inception through November 30, 2006	-	-	-	-	(1,438)	(1,438)

Balance, November 30, 2006	1,390,000	1,390	38,610	(875)	(1,438)	37,687

Receipt of stock subscription	-	-	-	875	-	875

Net loss for the year ended November 30, 2007	-	-	-	-	(38,382)	(38,382)

Balance, November 30, 2007	1,390,000	$1,390	$38,610	$-	$(39,820)	$180

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
	For the Year Ended November 30, 2007	Since Inception on July 20, 2006 Through November 30, 2006	Since Inception on July 20, 2006 Through November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38,382)	$(1,438)	$(39,921)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for debt	-	1,000	1,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(101)	501	501

Net Cash Used by Operating Activities	(38,483)	63	(38,420)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	875	38,125	39,000

Net Cash Used by Financing Activities	875	38,125	39,000

NET INCREASE IN CASH	(37,608)	38,188	580

CASH AT BEGINNING OF PERIOD	38,188	-	-

CASH AT END OF PERIOD	$580	$38,188	$580

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Cody Resources, Inc. (hereinafter referred to as the “Company”) located in Las Vegas, Nevada was incorporated in Nevada on July 20, 2006. The Company is in the mineral exploration and development business.  The Company has not commenced production of minerals.

Development Stage Company – The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced; there has been no significant revenue there from.  The Company has not commenced its planned principal operations and therefore is considered a Development Stage Company.

Year-end – The Company’s year-end is November 30..

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

Revenue and expense recognition – Revenues are recognized when products are delivered and accepted by the customer.  Costs and expenses are recognized during the period in which they are incurred.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net deferred tax assets consist of the following components:

	For theYear Ended November 30, 2007	For the Period Ended November 30, 2006
Deferred tax assets
NOL Carryover	$15,530	$561
Valuation allowance	(15,530)	(561)
Net deferred tax assets	$-	$-

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations:

	For the Year Ended November 30, 2007	For the Period Ended November 30, 2006
Book income	$(14,969)	$(561)
Valuation allowance	14,969)	561
	$-	$-

At November 30, 2007, the Company had net operating loss carry forwards of approximately $39,820 that may be offset against future taxable income through 2027.  No tax benefit has been reported in the November 30, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Research and development costs – The Company accounts for research and development costs in accordance with the Statement of Financial Standards No. 2 “Accounting for Research and Development Costs”, which requires that all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expenses as incurred.  Third party research and development costs are expenses when the contracted work has been performed or as milestone results have been achieved.
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

Concentrations of Risk - The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The Company has no common stock equivalents outstanding as of November 30, 2007.

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Year Ended November 30, 2007	For the Period Ended November 30, 2006
Loss (numerator)	$(38,382)	$(1,438)
Shares (denominator)	1,390,000.	1,390,000
Per share amount	$(0.03)	$(0.00)

2.  CAPITAL STOCK TRANSACTIONS

Common Stock – The authorized common stock is 50,000,000 shares with a par value of $0.001 per share.  As of November 30, 2007, The Company had 1,390,000 shares of common stock issued and outstanding.

In September 2006, the Company issued 1,000,000 shares of its common stock to its director in exchange for a reduction in debt owed of $125 and $875 in cash

In October and November 2006, the Company issued 390,000 shares of its common stock to thirty-nine individuals in exchange for $39,000 in cash.

3.   EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a

CODY RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.   EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS (Continued)

servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Donald Sampson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the year ended November 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position Held with the Company
Donald Sampson	56	President, Chief Executive Officer and Director
Barbara M. Grant	60	Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Donald L. Sampson is our President, and a director. As President, Mr. Sampson is responsible for the day-to-day management of the Company and for the continued strategic evolution of its mineral exploration and development programs.

Mr. Sampson, an engineer by background, has a 30-year career in mining; post consumer plastics recycling, and medical waste treatment.  He has been involved in the engineering and project management field of mining since 1976.  He has provided design and equipment selection and procurement services to the mining industry for crushing, milling, sizing, slurry handling, tailings, mine dewatering, and sand backfill systems for mining operations all over the world.

Mr. Sampson was Vice President of International Development for Stericycle Industries who manufactures and distributes medical and other waste processing equipment from February 1999 until February 2004.  From February 2004 to March 2005 he was President of Process Engineers of Spokane, WA who engineers and manufactures mining and gravel processing equipment.

Mr. Sampson is currently Director (since February, 2005) President & CEO (since March 2005) of
Globetech Environmental, Inc. (NASDAQ GENV). Mr. Sampson works for Globetech on a part time basis and currently does not draw a salary for those efforts. He will initially devote 10% of his time to Cody Resources, Inc.

Barbara M. Grant is our Secretary, Treasurer and a director, as well as our resident agent in Nevada. As Secretary and Treasurer, Mrs. Grant is responsible for all filings, record keeping and administrative functions for the Company. As resident agent, she is the official recipient of notices and communications from the State of Nevada.

Mrs. Grant has been a stage and voice-over actress and member of Screen Actors Guild (SAG) since 2000. She is the Chair of the SAG Conservatory in Las Vegas, and secretary to the SAG Council.  She is a member of the board of directors for Women in Film in Las Vegas for the last 2 years.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Donald Sampson and Barbara Grant are our only employees

We conduct our business through agreements with consultants and arms-length third parties. Current arrangements in place include the following:

1.
A verbal agreement with our consulting geologist firm provides that it will review all of the results from the exploratory work performed upon the site and make recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologist firms performing similar consulting services.

2.	Verbal agreements with our accountants to perform requested financial accounting services.

3.	Written agreements with auditors to perform audit functions at their respective normal and customary rates.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending November 30, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended November 30, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of November 30, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2007 and 2006.

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald L. Sampson, President and CEO	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Barbara M. Grant, Secretary and Treasurer	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Donald Sampson	-	-	-	-	-	-	-	-	-
Barbara Grant	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of November 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Sampson	-	-	-	-	-	-	-
Barbara Grant

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Donald Sampson 7716 W. Rutter Parkway Spokane, WA 99208	1,000,000	71.9%
Common Stock	Barbara Grant 10412 Button Willow Dr. Las Vegas, NV 89134	0	0%
Common Stock	All Officers and Directors as a Group	1,000,000	71.9%
(1)	The percent of class is based on 1,390,000 shares of common stock issued and outstanding as of November 30, 2007.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 12.   Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on January 18, 2007.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended November 30, 2007 and 2006 were approximately $5,500 and $2,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended November 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended November 30, 2007 and 2006  were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cody Resources, Inc.

By:	/s/ Donald Sampson
Donald L. Sampson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Barbara Grant
Barbara M. Grant Secretary, Treasurer and Director
February 19, 2008

By:	/s/ Donald Sampson
Donald L. Sampson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
February 19, 2008