Form 10QSB
period 2007-12-31
CODY RESOURCES, INC.
filed 2008-04-16
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  16,038,473 common shares as of March 28, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 29, 2008;

F-2	Statements of Operations for the three months ended February 29, 2008 and February 28, 2007 and period from inception (July 20, 2006) through February 29, 2008;

F-3	Statements of Stockholders’ Equity from inception (July 20, 2006) through February 29, 2008;

F-4	Statements of Cash Flows for the three months ended February 29, 2008 and February 28, 2007 and period from inception (July 20, 2006) through February 29, 2008;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

CODY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	Ferbuary 29, 2008	November 30, 2007
CURRENT ASSETS	(unaudited)

Cash	$580	$580

Total Current Assets	580	580

TOTAL ASSETS	$580	$580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,328	$400

Total Current Liabilities	3,328	400

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000 shares authorized, 1,390,000 shares issued and outstanding	1,390	1,390
Additional paid-in capital	38,610	38,610
Stock subscription receivable	-	-
Accumulated deficit	(42,748)	(39,820)

Total Stockholders' Equity (Deficit)	(2,748)	180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580	$580

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	Since Inception on July 20, 2006 Through February 29, 2008

REVENUES	$-	$-	$-
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	-	50	19,195
Professional fees	2,928	12,500	23,553

Total Operating Expenses	2,928	12,550	42,748

NET LOSS	$(2,928)	$(12,550)	$(42,748)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,390,000	1,249,752

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at inception on July 20, 2006	-	$-	$-	$-	$-	$-

Common stock issued for debt in September 2006 at par value of $0.001 per share	1,000,000	1,000	-	(875)	-	125

Common stock issued for cash in October 2006 at par value of $0.10 per share	220,000	220	21,780	-	-	22,000

Common stock issued for cash in November 2006 at par value of $0.10 per share	170,000	170	16,830	-	-	17,000

Net loss since inception through November 30, 2006	-	-	-	-	(1,438)	(1,438)

Balance, November 30, 2006	1,390,000	1,390	38,610	(875)	(1,438)	37,687

Receipt of stock subscription	-	-	-	875	-	875

Net loss for the year ended November 30, 2007	-	-	-	-	(38,382)	(38,382)

Balance, November 30, 2007	1,390,000	1,390	38,610	-	(39,820)	180

Net loss for the three months ended February 29, 2008	-	-	-	-	(2,928)	(2,928)

Balance, February 29, 2008	1,390,000	$1,390	$38,610	$-	$(42,748)	$(2,748)

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	Since Inception on July 20, 2006 Through February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,928)	$(12,550)	$(42,748)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for debt	-	-	1,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,928	-	3,328

Net Cash Used by Operating Activities	-	(12,550)	(38,420)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	39,000

Net Cash Used by Financing Activities	-	-	39,000

NET INCREASE IN CASH	-	(12,550)	580

CASH AT BEGINNING OF PERIOD	580	23,112	-

CASH AT END OF PERIOD	$580	$10,562	$580

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2007 audited financial statements.  The results of operations for the period ended February 29, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the equine industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We have limited working capital of $79 as of February 29, 2008. We have, therefore, ceased all business operations in an effort to minimize or eliminate all expenses until such time as we are able to identify and acquire an alternate business opportunity. We will require substantial additional financing in the near future in order to meet our current obligations and to renew our operations or begin the operations or any new business we may be able to acquire. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Because we do not currently have a specific business plan and have not identified any suitable alternative business opportunities, our ability to obtain additional financing is substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all. If we are able to identify a suitable alternative business opportunity, we will seek appropriate financing arrangements at that time.

Results of Operations for the three months ended February 29, 2008 and February 28, 2007 and period from inception on July 20, 2006 to February 29, 2008

We did not earn any revenues from inception through the period ending February 29, 2008. We do not anticipate earning revenues until such time that we are able to secure a successful business opportunity.

We incurred $2,928 in operating expenses for the three months ended February 29, 2008, compared with $12,550 for the three months ended February 28, 2007, and $42,748 from our inception on July 20, 2006 to February 29, 2008. The operating expenses for the three months ended February 29, 2008 included solely professional fees in the amount of $2,928.  The operating expenses for the three months ended February 28, 2007 included professional fees in the amount of $12,500 and general and administrative expenses of $50.  The operating expenses for the period from our inception on July 20, 2006 to February 29, 2008 included professional fees in the amount of $23,553, and general and administrative expenses in the amount of $19,195. The professional fees consisted of legal fees and accounting fees.

We incurred a net loss of $2,928 for the three months ended February 298, 2008.  We incurred a net loss of 12,550 for the three months ended February 28, 2007.  We incurred a net loss of $42,748 from our inception on July 20, 2006 through the period ending February 29, 2008. Our losses for all periods are attributable to operating expenses.

Liquidity and Capital Resources

We had cash of $580 as our only current asset as of February 29, 2008. We had current liabilities of $3,328 as of February 29, 2008. We therefore had a working capital deficit of $2,748 as of February 29, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any business opportunity. Our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Donald L. Sampson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

Cody Resources, Inc.

Date:	April 14, 2008

By: /s/ Donald L. Sampson Donald L. Sampson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director