Form 10-Q
period 2008-06-28
ChromaDex Corp.
filed 2008-08-12
CIK 1386570

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
Commission File Number: 000-53290
CHROMADEX CORPORATION

Delaware (State or other jurisdiction of incorporation or organization)	26-2940963 (I.R.S. Employer Identification No.)
10005 Muirlands Blvd Suite G, Irvine, California, 92618
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (949)-429-0288
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of the registrant: 28,022,134 outstanding as of June 28, 2008.

CHROMADEX CORPORATION
2008 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2008 AND DECEMBER 29, 2007 (UNAUDITED)	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007 (UNAUDITED)	5

CONSOLIDATED STATEMENTS OF STOCK HOLDERS EQUITY AS OF JUNE 28, 2008 (UNAUDITED)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007 ( UNAUDITED)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-13

TRANSITION PERIOD REPORT FOR CODY RESOURCES, INC.:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 29, 2007 AND DECEMBER 31, 2006	14

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE ONE MONTH PERIOD ENDED DECEMBER 29, 2007 AND FOR THE PERIODS BEGINNING AT INCEPTION AND ENDING DECEMBER 29, 2007 AND DECEMBER 31, 2006	15

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE ONE MONTH PERIOD ENDED DECEMBER 29, 2007 AND FOR THE PERIODS BEGINNING AT INCEPTION AND ENDING DECEMBER 29, 2007 AND DECEMBER 31, 2006	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	23

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	26

SIGNATURES	27

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
ChromaDex Corporation and Subsidaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 28, 2008	December 29, 2007
Assets

Current Assets
Cash	$2,415,620	$303,785
Trade receivables, net	504,351	375,233
Inventories	578,505	497,635
Prepaid expenses and other	113,083	60,264

Total current assets	3,611,559	1,236,917

Property and Equipment, net	1,310,091	1,132,823

Deposits and Other Noncurrent Assets
Deposits	49,821	63,976
Intangible assets, Net	430,124	487,030

	479,945	551,006

	$5,401,595	$2,920,746

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$547,455	$500,538
Accrued expenses	316,152	351,926
Notes payable	959,617	—
Current maturities of capital lease obligations	79,378	74,571
Due to officers	1,178,206	1,167,822
Customer deposits and other	46,418	117,969

Total current liabilities	3,127,226	2,212,826

Capital Lease Obligations, less current maturities	111,835	152,766

Deferred Rent	147,888	158,839

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2008 28,022,134 shares; 2007 22,040,797 shares	28,022	220,408
Additional paid-in capital	7,826,686	5,271,389
Accumulated deficit	(5,840,062)	(5,095,482)

	2,014,646	396,315

	$5,401,595	$2,920,746

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ending
	June 28, 2008	June 30, 2007

Sales	$1,198,885	$997,087

Cost of goods sold	832,905	741,227

Gross profit	365,980	255,860

Operating expenses:
Selling	159,558	74,015
General and administrative	832,374	304,897

	991,932	378,912

Operating loss	(625,952)	(123,052)

Nonoperating (income) expenses:
Interest expense	7,052	7,156
Interest income	(11,550)	(16,253)
Other	222	(830)

	(4,276)	(9,926)

Income taxes	—	800

Net loss	$(621,676)	$(113,926)

Basic and Diluted loss per common share	$(0.03)	$(0.01)

Basic and Diluted average common shares outstanding	24,755,583	22,011,549

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidaries
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months ending
	June 28, 2008	June 30, 2007

Sales	$2,258,601	$2,203,980

Cost of goods sold	1,493,177	1,405,513

Gross profit	765,424	798,467

Operating expenses:
Selling	331,542	174,571
General and administrative	1,175,112	624,221

	1,506,654	798,792

Operating loss	(741,230)	(325)

Nonoperating (income) expenses:
Interest expense	14,668	16,790
Interest income	(11,954)	(16,875)
Other	638	(107)

	3,352	(192)

Income taxes	—	800

Net loss	$(744,582)	$(933)

Basic and Diluted loss per common share	$(0.03)	$(0.00)

Basic and Diluted average common shares outstanding	23,611,855	22,011,549

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidaries
Statement of Stockholder Equity (Unaudited)
As of June 28, 2008

			Additional		Total
		Common	Paid-in	Accumulated	Stockholder’
	Shares	Stock	Capital	Deficit	Equity
As of December 30,2007	22,040,797	$220,408	$5,271,389	$(5,095,481)	$396,315

Stock-based compensation		—	184	—	184

Issuance of common stock	1,612,481	16,125	1,946,377	—	1,962,502

Net loss		—	—	(122,906)	(122,906)

Balance, March 29, 2008	23,653,278	$236,533	$7,217,952	$(5,218,387)	$2,236,097

Stock-based compensation		—	33,590	—	33,590

Issuance of common stock	1,091,638	10,916	1,315,335	—	1,326,252

Effect of reverse merger with Cody Resources Inc.	4,500,013	(207,200)	207,200	—	—

Repurchase and cancellation of Bayer Shares	(1,222,795)	(12,228)	(947,390)	—	(959,617)

Net loss		—	—	(621,676)	(621,676)

Balance, June 28, 2008	28,022,134	$28,022	$7,826,688	$(5,840,062)	$2,014,646

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months ending
	June 28, 2008	June 30, 2007

Cash Flows from Operating Activities
Net loss	$(744,582)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	123,248	118,525
Amortization of intangibles	56,906	58,000
Stock-based compensation expense	33,776	7
(Increase) decrease in
Trade receivables	(129,118)	(20,619)
Inventories	(80,870)	(146,733)
Prepaid and other expenses	(52,819)	18,841
Deposits	14,155	(34,649)
Increase (decrease) in
Accounts payable	46,917	178,507
Accrued expenses	(35,774)	(246,830)
Customer deposits and other liabilities	(71,551)	(72,130)
Deferred rent	(10,951)	74,625

Net cash (used in) operating activities	(850,663)	(73,389)

Cash Flows From Investing Activities
Purchases of property and equipment	(300,516)	(88,134)

Net cash (used in) investing activities	(300,516)	(88,134)

Cash Flows From Financing Activities
Principal payments on capital leases	(36,124)	(33,861)
Principal payments on long-term debt	—	(112,500)
Proceeds from issuance of common stock	3,288,754	—
Due to Officers	10,384	79,398

Net cash provided by financing activities	3,263,014	(66,963)

Net increase (decrease) in cash	2,111,835	(228,486)

Cash:
Beginning	303,785	424,965

Ending	$2,415,620	$196,479

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$14,668	$16,790

Supplemental Schedules of Noncash Investing and Financing Activities
Capital lease obligation incurred for the purchase of equipment	$—	$75,568
Note payable incurred for repurchase of common stock	$959,617	—
See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements
The accompanying condensed financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChomaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of June 28, 2008 and results of operations and cash flows for the three and six months ended June 28, 2008 and June 30, 2007. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2007 appearing in the Company’s Current Report on Form 8-K filed June 24, 2008. Operating results for the six months ended June 28, 2008 are not necessarily indicative of the results to be achieved for the full year of trading ending on January 3, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Accounting Treatment of the Merger; Financial Statement Presentation
On June 20, 2008, ChromaDex, Inc. merged (the “Merger”) into a wholly owned subsidiary of Cody Resources, Inc. (“Cody”). The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the Company’s historical accumulated deficit for periods prior to June 20, 2008, in the amount of $40,081, was eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of common stock of Cody as having been issued pursuant to the Merger on June 20, 2008 and the shares of common stock of the Company issued to the former ChromaDex, Inc. stockholders in the Merger as having been outstanding since February 2000 (the month when ChromaDex, Inc. first issued equity securities). No goodwill or other intangible asset was recorded as a result of the Merger.
Note 2. Nature of Business and Significant Accounting Policies
Nature of business: The Company creates and supplies botanical reference standards along with related phytochemical products and services. The Company’s main priority is to create industry-accepted information, products and services to every layer of the functional food, pharmaceutical, personal care and dietary supplement markets. The Company provides these services at terms of 30 days.
Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31 and the Company’s fiscal quarters end on the Saturday closest to calendar quarter end. The fiscal year for 2008 includes 53 weeks instead of the normal 52 weeks. The inclusion of an extra week occurs every fifth or sixth fiscal year due to the Company’s floating year-end date.

Change in fiscal year ending: On June 20, 2008, in conjunction with the Merger, the Company changed its fiscal year end from November 30 to the Saturday closest to December 31. As a capital transaction accounted for as a reverse merger, the Company’s historical financial statements presented prior to the Merger are the historical financial statements of accounting acquirer, ChromaDex, Inc., whose fiscal year end was the Saturday closest to December 31. In accordance with Rule 13a-10 of the Securities Act of 1934, separate financial statements for Cody for the transition period between November 30 and December 29, 2007 are included at the end of this Quarterly Report on Form 10-Q.
Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended June 28, 2008 and June 30, 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities for the periods ended June 28, 2008 and June 30, 2007.

	Three Months ending		Six Months ending
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic average common shares outstanding	24,755,583	22,011,549	23,611,855	22,011,549
Dilutive potential shares
Warrants and options in the money, net	2,682,771	—	2,682,771	—

Weighted average common shares outstanding assuming dilution	27,438,354	22,011,549	26,294,626	22,011,549

Note 3. Financial Instruments
On January 1, 2008 the Company adopted SFAS 157, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS 157-2 which deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of SFAS 157 did not affect the Company’s results of operations or its cash flows from operating, investing or operating activities.
The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the more reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 28, 2008 the fair values of our financial assets and liabilities are approximately categorized as follows:

Financial Assets	Total	Level 1	Level 2	Level 3
Cash	$2,416,000	$2,416,000	$—	$—

Total financial assets as fair value	$2,416,000	$2,416,000	$—	$—

Financial Liabilities	Total	Level 1	Level 2	Level 3
Notes Payable(a)	$960,000	$—	$960,000	$—
Capital Lease Obligations(b)	191,000	—	191,000	—

Total financial liabilities as fair value	$1,151,000	$—	$960,000	$—

(a)	Based on the bank prime rate plus a margin of 2%

(b)	Incremental interest rates range from 9.7% to 22.5%
Note 4. Notes Payable
On June 18, 2008 ChromaDex, Inc. issued a non-interest bearing note to Bayer AG in conjunction with the repurchase of ChromaDex, Inc shares prior to the Merger. This note is due December 31, 2008 in the amount of $1,002,691. This note was discounted based on an interest rate of prime + 2.00% for discount of $43,074 and the note was recorded at a discounted value of $959,617. If the principal amount of the promissory note, or any part thereof, is not paid in full when due, the Company must pay interest on the overdue principal amount at the rate of one and one half percent (1 1/2%) per month beginning January 1, 2009.
Note 5. Capital Stock
During the six month period ending June 28, 2008, the Company received net capital contributions from third party investors through a private placement offering of $3,216,085 in exchange for issuing 2,628,618 shares of common stock. In conjunction with this offering, warrants to purchase 1,314,317 shares of common stock were issued to such investors at $3.00 per share of which the Company has a call at $4.50 per share, and the Company is obligated to issue an additional warrant for the purchase of 262,861 shares of common stock at $1.36 per share to the placement agent. The warrant to the placement agent will be issued at the conclusion of the private placement offering. The fair market value of the warrants issued and to be issued under this placement is $142,062. The fair value of the Company’s warrants was estimated at the date of grant using the Black-Scholes based option valuation model. Additionally, the Company sold 50,000 shares for $50,000 to one of its shareholders. The Company also issued 25,502 shares in exchange for outstanding legal billings of $22,669 incurred in prior years. The table below outlines the weighted average assumptions for warrants granted during the six month period ended June 28, 2008:

Summary of Significant Assumptions	June 28, 2008

Expected Term	5.00

Expected Volatility	22.20%

Expected Dividends	0.00%

Risk Free Rate of Return	2.65%
The expected volatility is based on an average of comparable public companies.

Note 6. Stock Options and Unearned Stock-Based Compensation
During the six month period ended June 28, 2008, the Company granted 1,827,987 stock options versus zero shares of stock options for the six month period ended June 30, 2007. For the six month period ended June 28, 2008, 15,000 stock options were forfeited versus 15,000 stock options forfeited for the six month period ended June 30, 2007.
A summary of option activity under the Second Amended and Restated 2007 Equity Incentive Plan as of June 28, 2008 and June 30, 2007, and changes during the periods then ended is presented below:

	For the three months ended		For the six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Total share-based compensation expense	$33,590	$—	$33,776	$—
Weighted average grant date fair value, options	$0.40	$—	$0.40	0
Total unrecognized compensation cost	$687,169	$—	$687,169	$—
Remaining weighted average period cost will be recognized over	3.75	0	3.75	0
Note 7. Related Party Transactions
At June 28, 2008 and December 29, 2007, the Company owed $1,178,206 and $1,167,828, respectively, to two officers relating to unpaid compensation. The amounts owed to officers are unsecured, non-interest bearing, and payable on demand.
Note 8. Management’s Plans for Continuing Operations and Subsequent Events
The Company has incurred a net loss since inception from continuing operations of $5,840,062 and a net loss of $744,582 for the six month period ended June 28, 2008 The loss for the six month period ended June 28, 2008 is attributable primarily to one-time legal and accounting costs associated with the Merger and subsequent costs associated with being a public reporting entity. In addition management has invested heavily in additional personnel and selling expenses to implement its business plan. Management has also implemented strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) upcoming guideline releases in the dietary supplement industry. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases.

The Company has concluded a private placement equity offering using Newcastle Financial Services, Inc. as the broker. The original total offering is for 4,411,765 shares at $1.36 for a total of $6,000,000. Investors who purchase these shares will also receive one warrant to purchase an additional share of the Company common stock at $3.00 for every two shares of common stock they purchase. The Company has the right to call these warrants at $4.50 per share. The total warrants to be issued under this placement if fully subscribed will be 2,205,882. Newcastle Financial Services, Inc., in exchange for their services as a broker will receive 10% of the cash proceeds from investors who invested in the offering through New Castle and will also receive a warrant to purchase one share at $1.36 for every ten shares subscribed under the offering through New Castle. We believe this will be sufficient to finance our operations through Fall 2009. However, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available we may have to delay, postpone or terminate product and service expansions and curtail general and administrative operations. The inability to raise additional financing may have a material adverse effect on us.
Subsequent to the period ended June 29, 2008, the Company received net capital contributions from third party investors through the private placement offering totaling $999,000 with $900,000 attributable to investors from New Castle. The Company has issued 808,082 shares of common stock, in connection with the private placement since June 29, 2008.
In addition, in connection with the private placement, warrants for the purchase of 404,038 shares of common stock were issued with a strike price of $3.00, of which the Company has a call at $4.50 per share. The Company is also obligated to issue an additional warrant for the purchase of 36,764 shares of common stock with a strike price of $1.36 to the placement agent. The warrant to the placement agent will be issued at the conclusion of the private placement offering.

TRANSITION PERIOD REPORT FOR CODY RESOURCES, INC. (UNAUDITED)

CODY RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	29-Dec	31-Dec
	2007	2006
ASSETS

CURRENT ASSETS

Cash	$580	$26,213

Total Current Assets	580	26,213

TOTAL ASSETS	$580	$26,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$501	$501

Total Current Liabilities	501	501

STOCKHOLDERS’ EQUITY

Common stock; $0.001 par value, 50,000,000 shares authorized, 1,390,0	1,390	1,390
Additional paid-in capital	38,610	38,610
Stock subscription receivable	—	-875
Accumulated deficit	-39,921	-13,413

Total Stockholders’ Equity (Deficit)	79	25,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580	$26,213
The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

		Since Inception	Since Inception
	For the	on July 20,	on July 20,
	Period December 1	2006 Through	2006 Through
	to December 29,	December 31,	December 29,
	2007	2006	2007

REVENUES	$—	$—	$—
COST OF GOODS SOLD	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES

General and administrative expenses	-25	1,077	19,195
Professional fees	12,000	12336	20,625

Total Operating Expenses	11,975	13,413	39,820

NET LOSS	$-11,975	$-13,413	$-39,820

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,390,000	1,390,000
The accompanying condensed notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows

		Since Inception	Since Inception
	For the	on July 20,	on July 20,
	Period December 1	2006 Through	2006 Through
	to December 29,	December 31,	December 29,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-11,975	$-13,413	$-39,921
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for debt	—	1,000	1,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable		501	501

Net Cash Used by Operating Activities	-11,975	-11,912	-38,420

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	38,125	39,000

Net Cash Used by Financing Activities	—	38,125	39,000

NET INCREASE IN CASH	-11,975	26,213	580

CASH AT BEGINNING OF PERIOD	12,555	—	—

CASH AT END OF PERIOD	$580	$26,213	$580

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—
The accompanying condensed notes are an integral part of these interim financial statements.

NOTES TO TRANSITION PERIOD FINANCIAL STATEMENTS FOR CODY RESOURCES, INC.
NOTE 1 — CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared to comply with Rule 13a-10 of the Securities Act of 1934, as separate financial statements for Cody for the transition period between November 30 and December 29, 2007. These financial statements have been prepared by Cody Resources, Inc. without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 29, 2007, and for all periods presented herein, have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements. The results of operations for the periods ended December 29, 2007 and December 31, 2006 are not necessarily indicative of the operating results for the full years.
NOTE 2 — GOING CONCERN
Cody Resources, Inc.’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Cody Resources, Inc. has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of Cody Resources, Inc. to continue as a going concern is dependent on Cody Resources, Inc. obtaining adequate capital to fund operating losses until it becomes profitable. If Cody Resources, Inc. is unable to obtain adequate capital, it could be forced to cease operations.
In order to continue as a going concern, Cody Resources, Inc. will need, among other things, additional capital resources. Management’s plan is to obtain such resources for Cody Resources, Inc., by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that Cody Resources, Inc. will be successful in accomplishing any of its plans.
The ability of Cody Resources, Inc. to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Cody Resources, Inc. is unable to continue as a going concern.
THESE FINANCIAL NOTES ON PAGE 17 OF THIS QUARTERLY REPORT RELATE TO THE OPERATIONS OF CODY RESOURCES, INC. PRIOR TO ITS ACQUISITION OF CHROMADEX , INC. AND ITS WHOLLY OWNED SUBSIDIARY.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This Quarterly Report on Form 10-Q (the“Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2008 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and other risks are set forth under the caption “Risk Factors” in the Company’s Current Report on Form 8-K filed June 24, 2008. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.
Overview
ChromaDex Corporation and its subsidiaries (“ChromaDex”, or the “Company”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. For the calendar years ended December 29, 2007 and December 31, 2006, ChromaDex had revenues of $4,754,073 and $3,517,957, respectively. Between January and June 28, 2008, ChromaDex raised approximately $3,574,900 in a private placement and ChromaDex is continuing to raise additional capital to reach a total of $4,700,000 through the offering of shares of common stock and warrants. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. The Company’s strategy is to license its intellectual property (“IP”) to companies who will commercialize it. The Company anticipates that the net result will be a long term flow of intellectual property milestone and royalty payments for the Company.
On June 20, 2008, ChromaDex, Inc. merged (the “Merger”) into CDI Acquisitions, Inc., a California corporation and a wholly owned subsidiary of Cody Resources, Inc. (“Cody”). As part of the Merger, Cody Resources, Inc. changed its name to ChromaDex Corporation.
Results of Operations
You should read the following discussion and analysis of financial condition and results of operations of ChromaDex, which now represent our ongoing business operations, together with the financial statements and the related notes presented in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and related financing, includes forward-looking statements that involve risks and uncertainties.

The discussion and analysis of our financial conditions and results of operations are based on the ChromaDex financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating requirements for at least the next twelve months. We may seek additional capital in the next twelve months in order to further enable our long term strategic plans. This additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources if we determine that we need additional financing to implement our business plan. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.
The Food and Drug Administration (“FDA”) is currently in the process of starting to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). The GMPs call for a 3 year phase in period and as of June  , 2008 large manufacturers are held accountable under these new regulations. In June, 2009 medium manufactures will be held accountable, followed by small manufacturers in June 2010. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material impact on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

The following discussion and analysis excludes the impact of Cody’s financial condition and results of operations prior to the Merger because they were not material for any of the periods presented.
ChromaDex has generated Net Sales of $2,258,601 for the six month period ended June 28, 2008 and $2,203,980 for the six month period ended June 30, 2007. ChromaDex incurred a net loss of $744,582 for the six month period ended June 28, 2008 and $933 for the six month period ended June 30, 2007. This was a $0.03 loss per basic and diluted share for the six month period ended June 28, 2008 versus a $0.00 loss per basic and diluted share for the six month period ended June 30, 2007. For the three month period ended June 28, 2008, ChromaDex generated Net Sales of $1,198,885 and a net loss of $621,676 versus Net Sales of $997,087 and a net loss of $113,926 for the three month period ended June 30, 2007. This was a $0.03 loss per basic and diluted share for the three month period ended June 28, 2008 versus a $0.01 loss per basic and diluted share for the three month period ended June 30, 2007.
Over the next twelve months our business plan calls for us to expand our service capacity and implement accreditation and certification programs related to quality initiatives. In addition, we plan on expanding our chemical library program and establishing a Good Manufacturing Practices (“GMP”) compliant pilot plant to support small to medium scale production of target compounds.
Net Sales
Net sales consist of Reference Standards and Contract Service sales less returns, discounts and freight costs. Net sales increased to $1,198,885 and $2,258,601 for the three and six month periods ended June 28, 2008 as compared to $997,087 and $2,203,980 for the three and six month periods ended June 30, 2007. This increase was due to increased sales of our reference standards, primarily due to increased demand from food companies for our product.
Cost of Goods Sold
Costs of goods sold include Raw Materials, Labor, and Overhead. Cost of goods sold for the three and six month periods ended June 28, 2008 were $832,905 and $1,493,177 respectively versus $741,227 and $1,405,513 for the three and six month periods ended June 30, 2007. As a percentage of net sales, this represented a 5% decrease for the three month period ended June 29, 2008 compared with the three month period ended June 30, 2007. This percentage decrease in cost of goods sold is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales. As a percentage of net sales, this represented a 2% increase for the six month period ended June 28, 2008 compared with the six month period ended June 30, 2007. This increase is due to increased overhead and direct labor costs for 2008 as we have continued to increase our quality programs and expand our laboratory capacity by adding both people and equipment.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 43% to $365,908 for the three month period ended June 28, 2008 from $255,860 for the three month period ended June 30, 2007. The combination of increased sales and our fixed labor and corresponding overhead costs not increasing at the same rate contributed to this increase. For the six month period ended June 28, 2008 gross profit decreased 4% to $765,424 from $798,467 for the six month period ended June 30, 2007. This decrease is due to increased overhead and direct labor in 2008 as we have continued to increase our quality program and laboratory capacity.

Operating Expenses-Sales and Marketing
Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the three and six month periods ended June 28, 2008 were $159,558 and $331,542 as compared to $74,015 and $174,571 for the three and six month periods ended June 30, 2007. This increase was primarily due to the delivery of our annual catalog and other direct mail expenses as well as wages and commission associated with the expansion of our sales staff.
Operating Expenses-General and Administrative
General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the three and six month periods ended June 28, 2008 were $832,374 and $1,175,112 as compared to $304,897 and $624,221 for the three and six month periods ended June 30, 2007. This increase was primarily the result of increased legal and accounting costs related to the Private Placement and the Merger transaction as well as increases in insurance and compliance as a result of becoming a public company.
Non-operating Expenses- Interest Expense
Interest expense consists of interest on capital leases. Interest expenses for the three and six month periods ended June 28, 2008 were $7,052 and $14,668 as compared to $7,156 and $16,790 for the three and six month periods ended June 30, 2007. This decrease was due to the expiration of certain capital equipment leases.
Non-operating Expenses- Interest Income
Interest Income consists of interest earned on short term investment and notes receivable. Interest income for the three and six month periods ended June 28, 2008 was $11,550 and $11,954 as compared to $16,523 and $16,875 for the three and six month periods ended June 30, 2007. For the three month period ended June 28, 2008 the interest income was earned primarily on cash in money market accounts as compared to the interest income for the three month period ended June 30, 2007 which was earned as the result of interest that was forgiven upon the negotiated payback of a long term debt to a third party.
Depreciation and Amortization
For the six month period ended June 28, 2008, we recorded approximately $123,248 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the six month period ended June 28, 2008, we recorded an amortization for intangible assets of approximately $56,906. We test intangible assets for impairment on December 31 annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources
Since inception and through June 28, 2008, we have incurred aggregate losses of $5.8 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.
On December 20, 2007, we commenced a private placement to raise up to $6 million dollars. As of June 28, 2008, we raised $3,574,972 through that private placement and we had $2.4 million in cash and equivalents. We have raised approximately $1.0 million of net proceeds after June 28, 2008 through the private placement. Based on the total raise of approximately $4.7 million, we believe this will be sufficient to finance our operations through Fall 2009. However, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available we may have to delay, postpone or terminate product and service expansions and curtail general and administrative operations. The inability to raise additional financing may have a material adverse effect on us.
Dividend policy
We have not declared or paid any dividends on our common stock. We presently intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.
Off-Balance Sheet Arrangements
During the six months ended June 28, 2008, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Management’s Discussion and Analysis” section of the Company’s Current Report on Form 8-K filed June 24, 2008.
Contractual Obligations
During the six months ended June 28, 2008, we had one material changes in Contractual Obligations from the period ended December 29, 2007. On June 18, 2008, ChromaDex, Inc. issued a non-interest bearing note to Bayer AG in conjunction with the repurchase of ChromaDex, Inc shares prior to the Merger. This note is due December 31, 2008 in the amount of $1,002,691. This note was discounted based on an interest rate of prime + 2.00% for discount of $43,074 and the note was recorded at a discounted value of $959,617. If the principal amount of the promissory note, or any part thereof, is not paid in full when due, the Company must pay interest on the overdue principal amount at the rate of one and one half percent (1 1/2%) per month beginning January 1, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that ChromaDex Corporation’s disclosure controls and procedures were effective as of June 28, 2008.
Changes in Internal Controls
There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The sale of unregistered securities of the Company during the period were previously reported on the Current Report on Form 8-K filed by the Company on June 24, 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
number (or
approximate dollar
			(c) Total Number of	value) of shares (or
			Shares (or Units)	units) that may yet
	(a) Total Number of	(b) Average Price	purchased as part of	be purchased under
	Shares (or Units)	paid per Share (or	publicly announced	the Plans or
Period	Purchased	Unit)	programs	Programs
Month #1 May 31 to June 28, 2008	1,222,795	$0.82	—	—
Total	1,222,795	$0.82	—	—

(1)	On June 18, 2008, the Company repurchased 1,222,795 shares of its outstanding common stock from Bayer Innovation GmbH (formerly Bayer Innovation Beteiligungsgescellschatt mbH), for an aggregate purchase price of $1,002,691.90 pursuant to a Share Redemption Agreement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Cody Resources, Inc. (NV)
On March 17, 2008, security holders of Cody approved by written consent a forward 11.538461 for 1 split of the issued and outstanding common stock of Cody, effective March 28, 2008. The holder of 1,000,000 shares of Cody common stock consented to the forward split and holders of 390,000 shares of Cody common stock did not cast a vote.
On May 21, 2008, security holders of Cody approved by written consent the Agreement and Plan of Merger dated May 21, 2008 among Cody Resources, Inc., ChromaDex, Inc., and CDI Acquisition, Inc. The holders of 11,538,461 shares consented to the Merger and the holders of 4,500,012 shares did not cast a vote.

On June 20, 2008, security holders of Cody approved by written consent the Agreement of Merger dated June 20, 2008 between Cody Resources, Inc., a Nevada corporation and Cody Resources, Inc., a Delaware corporation.
Holders of 12,747,461 shares consented to the Merger and the holders of 3,291,012 shares did not cast a vote.
ChromaDex Corporation (DE)
On June 20, 2008, security holders of ChromaDex Corporation approved by unanimous written consent the Agreement of Merger dated June 20, 2008 between Cody Resources, Inc., a Nevada corporation and Cody Resources, Inc., a Delaware corporation.
On June 20, 2008, security holders of ChromaDex Corporation approved by written consent (i) an amendment to its Certificate of Incorporation, pursuant to which the name of the corporation was changed from Cody Resources, Inc. to ChromaDex Corporation and (ii) expansion of board of directors by seven seats and election of the following persons to fill the vacancies created thereby: Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain, Frank M. Jaksch, Jr., Kevin M. Jaksch, and Tom Varvaro. Holders of 11,538,461 shares cast a vote for each of the elected directors and consented to the aforementioned actions and holders of 4,500,012 shares did not cast a vote for any directors or on either action.
ChromaDex, Inc. (CA)
On April 10, 2008, the Annual Meeting of Shareholders took place, which involved the election of directors. The following directors were elected: Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain, Frank M. Jaksch, Jr., Kevin M. Jaksch, and Tom Varvaro. Shareholders owning 14,325,881 shares, constituting 64.85% of the shares entitled to vote, were present or represented by proxy at the meeting and all such shares voted in favor of electing each director. Holders of 7,764,916 shares were not present at the meeting and did not cast a vote.
On June 18, 2008, the security holders of ChromaDex, Inc. approved by written consent (i) the Agreement and Plan of Merger dated May 21, 2008 among Cody Resources, Inc., ChromaDex, Inc., and CDI Acquisition, Inc and (ii) an amendment to the Amended and Restated 2007 Equity Incentive Plan to provide for necessary public company provisions upon consummation of the Merger. Holders of 22,771,791 shares consented to both of the aforementioned actions and holders of 750,331 shares did not cast a vote on either action.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 24, 2008)

3.2	Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 24, 2008)

10.1	Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChomaDex, Inc.*

10.2
Standard Industrial/Commercial Multi-Tenant Lease-Net dated December 19, 2006 and First Amendment thereto, dated as of June 26, 2008, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibits 10.7 and 10.1 on the Company’s Current Report on Forms 8-K filed June 24, 2008 and July 23, 2008)

10.3
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed June 24, 2008)

10.4
Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed June 24, 2008)

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation (Registrant)
Date: August 12, 2008
/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1	Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChomaDex, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.