Form 10-Q
period 2008-09-27
ChromaDex Corp.
filed 2008-11-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
Commission File Number: 000-53290
CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2940963 (I.R.S. Employer Identification No.)

10005 Muirlands Blvd Suite G, Irvine, California, (Address of Principal Executive Offices)	92618 (Zip Code)
Registrant’s telephone number, including area code: (949)-429-0288
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 28,830,216 outstanding as of September 27, 2008.

CHROMADEX CORPORATION
2008 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
As of September 27, 2008 and December 29, 2007

	September 27, 2008	December 29, 2007
Assets

Current Assets
Cash and cash equivalents	$2,420,250	$303,785
Trade receivables, net	532,351	375,233
Inventories	627,214	497,635
Prepaid expenses and other	158,611	60,264

Total current assets	3,738,426	1,236,917

Property and Equipment, net	1,289,885	1,132,823

Deposits and Other Noncurrent Assets
Deposits	41,682	63,976
Intangible assets, Net	478,027	487,030

	519,709	551,006

	$5,548,020	$2,920,746

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$388,996	$500,538
Accrued expenses	313,919	351,926
Notes payable	980,357	—
Current maturities of capital lease obligations	81,902	74,571
Due to officers	1,178,206	1,167,822
Customer deposits and other	24,938	117,969

Total current liabilities	2,968,318	2,212,826

Capital Lease Obligations, less current maturities	90,387	152,766

Deferred Rent	142,330	158,839

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2008 28,830,216 shares; 2007 22,040,797 shares	28,830	220,408
Additional paid-in capital	8,868,565	5,271,389
Accumulated deficit	(6,550,410)	(5,095,482)

	2,346,985	396,315

	$5,548,020	$2,920,746

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007

Sales	$1,069,003	$1,194,575

Cost of goods sold	881,839	752,390

Gross profit	187,164	442,185

Operating expenses:
Selling	178,439	100,986
General and administrative	707,095	332,589

	885,534	433,575

Operating (loss) income	(698,370)	8,610

Nonoperating (income) expenses:
Interest expense	27,208	6,338
Interest income	(12,154)	(423)
Other	(3,077)	(1,274)

	11,977	4,641

Net (loss) income	$(710,347)	$3,969

Basic and Diluted loss per common share	$(0.02)	$0.00

Basic and Diluted average common shares outstanding	28,600,943	22,039,664

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007

Sales	$3,327,605	$3,398,555

Cost of goods sold	2,375,017	2,157,904

Gross profit	952,588	1,240,651

Operating expenses:
Selling	509,980	275,557
General and administrative	1,882,207	956,811

	2,392,187	1,232,368

Operating (loss) income	(1,439,599)	8,283

Nonoperating (income) expenses:
Interest expense	41,877	23,128
Interest income	(24,108)	(17,298)
Other	(2,439)	(1,381)

	15,330	4,449

Income taxes	—	800

Net (loss) income	$(1,454,929)	$3,034

Basic and Diluted loss per common share	$(0.06)	$0.00

Basic and Diluted average common shares outstanding	25,274,884	22,005,694

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Statement of Stockholder Equity (Unaudited)
Nine months ended September 27, 2008

			Additional		Total
		Common	Paid-in	Accumulated	Stockholder’
	Shares	Stock	Capital	Deficit	Equity
As of December 30, 2007	22,040,797	$220,408	$5,271,389	$(5,095,481)	$396,315

Stock-based compensation		—	184	—	184

Issuance of common stock	1,612,481	16,125	1,946,377	—	1,962,502

Net loss		—	—	(122,906)	(122,906)

Balance, March 29, 2008	23,653,278	$236,533	$7,217,952	$(5,218,387)	$2,236,097

Stock-based compensation		—	33,590	—	33,590

Issuance of common stock	1,091,638	10,916	1,315,335	—	1,326,252

Effect of reverse merger with Cody Resources Inc.	4,500,013	(207,200)	207,200	—	—

Repurchase and cancellation of Bayer Shares	(1,222,795)	(12,228)	(947,390)	—	(959,617)

Net loss		—	—	(621,676)	(621,676)

Balance, June 28, 2008	28,022,134	$28,022	$7,826,688	$(5,840,062)	$2,014,646

Stock-based compensation		—	43,685	—	43,685

Issuance of common stock	808,082	808	998,192	—	999,000

Net loss		—	—	(710,347)	(710,347)

Balance, September 27, 2008	28,830,216	$28,830	$8,868,565	$(6,550,410)	$2,436,985

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities
Net (loss) income	$(1,454,929)	$3,034
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	187,856	180,293
Amortization of intangibles	87,279	87,000
Stock-based compensation expense	77,459	22
Due to Officers	10,384	119,096
Interest added to note payable	20,740	—
(Increase) decrease in
Trade receivables	(157,118)	(134,875)
Inventories	(129,579)	(193,366)
Prepaid and other expenses	(98,346)	20,596
Deposits	22,294	(28,872)
Increase (decrease) in
Accounts payable	(111,542)	77,803
Accrued expenses	(38,006)	(248,713)
Customer deposits and other liabilities	(93,031)	12,560
Deferred rent	(16,509)	68,743

Net cash (used in) operating activities	(1,693,048)	(36,679)

Cash Flows From Investing Activities
Purchases of property and equipment	(344,918)	(90,134)
Purchase of patents	(78,275)	—

Net cash (used in) investing activities	(423,193)	(90,134)

Cash Flows From Financing Activities
Principal payments on capital leases	(55,048)	(48,768)
Principal payments on long-term debt	—	(112,500)
Proceeds from issuance of common stock	4,287,754	3,400

Net cash provided by (used in) financing activities	4,232,706	(157,868)

Net increase (decrease) in cash	2,116,465	(284,681)

Cash:
Beginning	303,785	424,965

Ending	$2,420,250	$140,284

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$21,137	$23,128

Supplemental Schedules of Noncash Investing and Financing Activities
Capital lease obligation incurred for the purchase of equipment	$—	$132,920
Note payable incurred for repurchase of common stock	$959,617	—
See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements
The accompanying condensed financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of September 27, 2008 and results of operations and cash flows for the three and nine months ended September 27, 2008 and September 29, 2007. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2007 appearing in the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008. Operating results for the nine months ended September 27, 2008 are not necessarily indicative of the results to be achieved for the full year ending on January 3, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Accounting Treatment of the Merger; Financial Statement Presentation
On June 20, 2008, ChromaDex, Inc. merged (the “Merger”) into a wholly owned subsidiary of Cody Resources, Inc. (“Cody”). The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) Cody’s historical accumulated deficit for periods prior to June 20, 2008, in the amount of $40,081, was eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of common stock of Cody as having been issued pursuant to the Merger on June 20, 2008 and the shares of common stock of the Company issued to the former ChromaDex, Inc. stockholders in the Merger as having been outstanding since February, 2000, (the month when ChromaDex, Inc. first issued equity securities). No goodwill or other intangible asset was recorded as a result of the Merger.
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
Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended September 27, 2008 and September 29, 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss for the period ended September 27, 2008 and the higher exercise prices than the assumed market price of the shares for the period ended September 29, 2007. Below is a tabulation of the potentially dilutive securities for the periods ended September 27, 2008 and September 29, 2007.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic average common shares outstanding	28,600,943	22,039,664	25,274,884	22,005,694

Dilutive potential shares

Warrants and options in the money, net	532,336	—	532,336	—

Weighted average common shares outstanding assuming dilution	29,133,279	22,039,664	25,807,220	22,005,694

Note 3. Financial Instruments
On January 1, 2008 the Company adopted SFAS 157, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS 157-2 which deferred the effective date of SFAS 157 until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of SFAS 157 did not affect the Company’s results of operations or its cash flows from operating, investing or operating activities.
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
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 27, 2008 the fair values of our financial assets and liabilities are approximately categorized as follows:

Financial Assets	Total	Level 1	Level 2	Level 3
Cash	$2,420,000	$2,420,000	$—	$—

Total financial assets as fair value	$2,420,000	$2,420,000	$—	$—

Financial Liabilities	Total	Level 1	Level 2	Level 3
Notes Payable(a)	$980,000	$—	$980,000	$—
Capital Lease Obligations(b)	172,000	—	172,000	—

Total financial liabilities as fair value	$1,152,000	$—	$1,152,000	$—

(a)	Based on the bank prime rate plus a margin of 2%

(b)	Incremental interest rates range from 9.7% to 22.5%
Note 4. Notes Payable
On June 18, 2008 ChromaDex, Inc. issued a non-interest bearing note to Bayer AG in conjunction with the repurchase of ChromaDex, Inc shares prior to the Merger. This note is due December 31, 2008 in the amount of $1,002,691. This note was discounted based on an interest rate of 8.00% for a discount of $43,074 and the note was recorded at a discounted value of $959,617. As of September 27, 2008 the book value of the note is $980,357 with recognized interest payable of $20,740. If the principal amount of the promissory note, or any part thereof, is not paid in full when due, the Company must pay interest on the overdue principal amount at the rate of one and one half percent (1 1/2%) per month beginning January 1, 2009.
Note 5. Capital Stock
During the nine month period ending September 27, 2008, the Company received net capital contributions from third party investors through a private placement offering of $4,215,085 in exchange for issuing 3,436,700 shares of common stock. In conjunction with this offering, warrants to purchase 1,718,350 shares of common stock were issued to such investors at $3.00 per share of which the Company has a call at $4.50 per share, and the Company issued an additional warrant for the purchase of 336,390 shares of common stock at $1.36 per share to the placement agent. The fair market value of the warrants issued under this placement is $1,224,575. The fair value of the Company’s warrants was estimated at the date of grant using the Black-Scholes based option valuation model. Additionally, the Company sold 50,000 shares for $50,000 to one of its shareholders. The Company also issued 25,502 shares in exchange for outstanding legal billings of $22,669 incurred in prior years. The table below outlines the weighted average assumptions for warrants granted during the nine month period ended September 27, 2008:

Summary of Significant Assumptions	September 27, 2008

Expected Term	5.00

Expected Volatility	22.02%

Expected Dividends	0.00%

Risk Free Rate of Return	2.84%
The expected volatility is based on an average of comparable public companies.

Note 6. Stock Options and Unearned Stock-Based Compensation
During the nine month period ended September 27, 2008, the Company granted 1,827,987 stock options versus 20,000 shares of stock options for the nine month period ended September 29, 2007. For the nine month period ended September 27, 2008, 31,507 stock options were forfeited versus 24,800 stock options forfeited for the nine month period ended September 29, 2007.
A summary of option activity under the Second Amended and Restated 2007 Equity Incentive Plan as of September 27, 2008 and September 29, 2007, and changes during the periods then ended is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Total share-based compensation expense	$43,685	$22	$77,459	$22
Weighted average grant date fair value, options	$—	$0.03	$0.40	$0.03
Total unrecognized compensation cost	$624,743	$302	$624,743	$302
Remaining weighted average period cost will be recognized over	3.50	4.04	3.50	4.04
Note 7. Related Party Transactions
At September 27, 2008 and December 29, 2007, the Company owed $1,178,206 and $1,167,822, respectively, to two officers relating to unpaid compensation. The amounts owed to officers are unsecured, non-interest bearing, and payable on demand.

Note 8. Management’s Plans for Continuing Operations
The Company has incurred a net loss since inception from continuing operations of $6,550,410 and a net loss of $1,454,929 for the nine month period ended September 27, 2008. The loss for the nine month period ended September 27, 2008 is primary attributable to one-time legal and accounting costs associated with the Merger and subsequent costs associated with being a public reporting entity. The legal and accounting one-time costs for the nine month period ended September 27, 2008 were approximately $560,000. In addition management has invested heavily in additional personnel and selling expenses to implement its business plan. This has resulted in higher direct labors, indirect overhead, selling, marketing, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) upcoming guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded it marketing plan to target the pharmaceutical, cosmetic and sectors to support the reference standards, analytical services and discovery libraries product lines.
The Company has concluded a private placement equity offering using Newcastle Financial Services, Inc. as the placement agent for a significant portion of the offering. The total offering was for 3,436,700 shares at $1.36 per share for a net total of $4,215,085 with $4,116,085 attributable to investors from New Castle. Investors who purchased these shares received one warrant to purchase an additional share of the Company common stock at $3.00 for every two shares of Company common stock they purchased. The Company has the right to call these warrants at $4.50 per share. The total number of warrants issued under this private placement was 1,718,350. Newcastle Financial Services, Inc., in exchange for their services as a placement agent received 10% of the cash proceeds from investors who invested in the offering through New Castle and also received a warrant to purchase one share at $1.36 for every ten shares subscribed under the offering through New Castle. This warrant was issued to New Castle upon the termination of their services in conjunction with the private placement. The Company believes this capital raised will be sufficient to finance our operations through the second quarter of 2009. However, the Company may determine that it needs additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations. The inability to raise additional financing may have a material adverse effect on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This Quarterly Report on Form 10-Q (the“Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2008 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and other risks are set forth under the caption “Risk Factors” in the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008 and other periodic reports filed since such date. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.
You should read the following discussion and analysis of the financial condition and results of operations of ChromaDex, which now represent our ongoing business operations, together with the financial statements and the related notes presented in this report.
Overview
ChromaDex Corporation and its subsidiaries (“ChromaDex”, or the “Company”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Between December 30, 2007 and September 27, 2008, ChromaDex raised approximately $4,674,000 in a private placement through the offering of shares of common stock and warrants. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. The Company’s strategy is to license its intellectual property (“IP”) to companies who will commercialize it. The Company anticipates that the net result will be a long term flow of intellectual property milestone and royalty payments for the Company.
On June 20, 2008, ChromaDex, Inc. merged (the “Merger”) into CDI Acquisitions, Inc. a California corporation, a wholly owned subsidiary of Cody Resources, Inc. (“Cody”). As part of the Merger, Cody Resources, Inc. changed its name to ChromaDex Corporation.

The discussion and analysis of our financial condition and results of operations are based on the ChromaDex financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating requirements for at least the next nine months. We may, however, seek additional capital in the next nine months in order to further enable our long term strategic plans. This additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources if we determine that we need additional financing to implement our business plan. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.
The Food and Drug Administration (“FDA”) is currently in the process of starting to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). The GMPs call for a three year phase in period and as of June, 2008, large manufacturers are held accountable under these new regulations. In June, 2009, medium manufacturers will be held accountable, followed by small manufacturers in June, 2010. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material impact on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.
The following discussion and analysis excludes the impact of Cody’s financial condition and results of operations prior to the Merger because they were not material for any of the periods presented.

Results of Operations
ChromaDex has generated Net Sales of $3,327,605 for the nine month period ended September 27, 2008 and $3,398,555 for the nine month period ended September 29, 2007. ChromaDex incurred a net loss of $1,454,929 for the nine month period ended September 27, 2008 and had net income of $3,034 for the nine month period ended September 29, 2007. This was a $0.06 loss per basic and diluted share for the nine month period ended September 27, 2008 versus a nominal amount per basic and diluted share for the nine month period ended September 29, 2007. For the three month period ended September 27, 2008, ChromaDex generated Net Sales of $1,069,003 and a net loss of $710,347 versus Net Sales of $1,194,575 and a net income of $3,969 for the three month period ended September 29, 2007. This was a $0.02 loss per basic and diluted share for the three month period ended September 27, 2008 versus a nominal amount per basic and diluted share for the three month period ended September 29, 2007.
Over the next nine months our business plan calls for us to expand our service capacity through hiring and implement accreditation and certification programs related to quality initiatives. In addition, we plan on expanding our chemical library program and establishing a Good Manufacturing Practices (“GMP”) compliant pilot plant to support small to medium scale production of target compounds.
Net Sales
Net sales consist of Reference Standards and Contract Service sales less returns, discounts and freight costs. Net sales decreased slightly to $1,069,003 and $3,327,605 for the three and nine month periods ended September 27, 2008 as compared to $1,194,575 and $3,398,555 for the three and nine month periods ended September 29, 2007. This slight decrease was due to decreased sales of our services as a result of decreased demand across all products and services as a result of what we believe is an industry wide scale back on short term research and development spending by our customers due to the current economic turmoil. We believe this trend in reduced spending on research and development will extend into 2009 based on general economic conditions and potentially lead to lower sales during such time period.
Cost of Goods Sold
Costs of goods sold include Raw Materials, Labor, and Overhead. Cost of goods sold for the three and nine month periods ended September 27, 2008 were $881,839 and $2,375,017 respectively versus $752,390 and $2,157,904 for the three and nine month periods ended September 29, 2007. As a percentage of net sales, this represented a 20% increase for the three month period ended September 27, 2008 compared with the three month period ended September 29, 2007. This percentage increase in cost of goods sold is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not decrease in proportion to sales as we have continued to expand our service capacity which is a fixed labor expense. As a percentage of net sales, this represented an 8% increase for the nine month period ended September 27, 2008 compared with the nine month period ended September 29, 2007. This increase is due to increased overhead and direct labor costs for 2008 as we have continued to increase our quality programs and expand our laboratory capacity by adding both people and equipment.

Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit decreased 58% to $187,164 for the three month period ended September 27, 2008 from $442,185 for the three month period ended September 29, 2007. The combination of decreased sales and increased fixed labor and corresponding overhead costs contributed to this decrease in gross profit. For the nine month period ended September 27, 2008 gross profit decreased 23% to $952,588 from $1,240,651 for the nine month period ended September 29, 2007. This decrease is due to increased overhead and direct labor in 2008 as we have continued to increase our quality program and laboratory capacity.
Operating Expenses-Sales and Marketing
Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the three and nine month periods ended September 27, 2008 were $178,439 and $509,980 as compared to $100,986 and $275,557 for the three and nine month periods ended September 29, 2007. This increase was primarily due to the delivery of our annual catalog, direct mail expenses, increased advertising and marketing across different customer sectors, as well as wages and commission associated with the expansion of our sales staff.
Operating Expenses-General and Administrative
General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the three and nine month periods ended September 27, 2008 were $707,095 and $1,882,207 as compared to $332,589 and $956,811 for the three and nine month periods ended September 29, 2007. This increase was primarily the result of increased legal and accounting costs related to the Private Placement and the Merger transaction as well as increases in insurance and ongoing additional costs of legal, accounting and consulting as related to current and future compliance as a result of being a public company.
Non-operating Expenses- Interest Expense
Interest expense consists of interest on notes payable and capital leases. Interest expenses for the three and nine month periods ended September 27, 2008, were $27,208 and $41,877 as compared to $6,338 and $23,128 for the three and nine month periods ended September 29, 2007. This increase was primarily due to the interest expenses occurred from the note payable issued to Bayer AG on June 18, 2008, in conjunction with the repurchase of ChromaDex, Inc shares prior to the Merger.
Non-operating Expenses- Interest Income
Interest Income consists of interest earned on short term investment and notes receivable. Interest income for the three and nine month periods ended September 27, 2008, was $12,154 and $24,108 as compared to $423 and $17,928 for the three and nine month periods ended September 29, 2007. For the three month period ended September 27, 2008, the interest income was earned primarily on cash in money market accounts as compared to the interest income for the three month period ended September 29, 2007 which was earned as the result of interest that was forgiven upon the negotiated payback of a long term debt to a third party.

Depreciation and Amortization
For the nine month period ended September 27, 2008, we recorded approximately $187,856 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the nine month period ended September 27, 2008, we recorded an amortization for intangible assets of approximately $87,279. We test intangible assets for impairment on the last day of fiscal year annually and based on events or changes in circumstances as they occur.
Liquidity and Capital Resources
Since inception and through September 27, 2008, we have incurred aggregate losses of $6.6 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.
Net cash used in operating activities
Net cash used in operating activities for the nine months ended September 27, 2008, and September 29, 2007, was $1.7 million and a nominal amount, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss adjusted for non-cash items, an increase in cash used by prepaid expenses, customer deposits, and accounts payable, partially offset by an increase in cash provided by accrued liabilities. The increase in cash used by accounts payable mainly reflects the timing of payments related to our legal and other professional services.
We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.
Net cash used in investing activities
Net cash used in investing activities was $423,000 for the nine months ended September 27, 2008, compared to $90,000 for the nine months ended September 29, 2007. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and software for our service business and the purchase of certain patents.
Net cash provided by financing activities
Net cash provided by financing activities was $4.2 million for the nine months ended September 27, 2008, compared to a nominal amount for the nine months ended September 29, 2007. The net cash provided by financing activities for the nine months ended September 27, 2008, mainly consists of net proceeds from a private placement.
On December 20, 2007, we commenced a private placement to raise up to $6 million dollars. As of September 27, 2008, we completed the private placement having raised a total of $4,673,973. At September 27, 2008, we had $2.4 million in cash and equivalents. We believe this will be sufficient to finance our operations through the second quarter of 2009 based on the amount of our current cash burn rate. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. In addition, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available we may have to delay, postpone or terminate product and service expansions and curtail general and administrative operations. The inability to raise additional financing may have a material adverse effect on us.

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
Off-Balance Sheet Arrangements
During the nine months ended September 27, 2008, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Management’s Discussion and Analysis” section of the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008.
Contractual Obligations
During the nine months ended September 27, 2008, we had one material change in Contractual Obligations from the period ended December 29, 2007. On June 18, 2008, ChromaDex, Inc. issued a non-interest bearing note to Bayer AG in conjunction with the repurchase of ChromaDex, Inc shares prior to the Merger. This note is due December 31, 2008 in the amount of $1,002,691. This note was discounted based on an interest rate of prime + 2.00% for discount of $43,074 and the note was recorded at a discounted value of $959,617. If the principal amount of the promissory note, or any part thereof, is not paid in full when due, the Company must pay interest on the overdue principal amount at the rate of one and one half percent (1 1/2%) per month beginning January 1, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2008. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that ChromaDex Corporation’s disclosure controls and procedures were effective as of September 27, 2008.
Changes in Internal Controls
There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 29, 2008, the Company concluded a private placement equity offering in which Newcastle Financial Services, Inc. acted as the placement agent. In conjunction with this offering, on August 7, 2008, Newcastle Financial Services, Inc. received a warrant to purchase one share of Company common stock at a price of $1.36 for every ten shares subscribed for through New Castle, a total of 336,390 shares. The warrant is valued at $336,627 based on the fair market value on the date of grant using the Black-Scholes based option valuation model.
The issuance of the warrant to Newcastle Financial Services, Inc. was exempt from registration pursuant to Section 4(2) of the Securities Act, of 1933 and Rule 701 and Rule 506 of Regulation D promulgated thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporations, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008).

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008).

10.1	Amended Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. Amended August 21, 2008.

10.2	Amended Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and the ChromaDex, Inc. Amended August 21, 2008.

10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2008, between the ChromaDex, Inc. and SCIF Portfolio II, LLC.

10.4	Letter Agreement regarding termination of placement agency, dated August 12, 2008 between ChromaDex Corporation and New Castle Financial Services.

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	ChromaDex Corporation. (Registrant)
/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporations, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008).

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008).

10.1	Amended Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. Amended August 21, 2008.

10.2	Amended Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and the ChromaDex, Inc. Amended August 21, 2008.

10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2008, between the ChromaDex, Inc. and SCIF Portfolio II, LLC.

10.4	Letter Agreement regarding termination of placement agency, dated August 12, 2008 between ChromaDex Corporation and New Castle Financial Services.

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).