Form 10-K
period 2009-01-03
ChromaDex Corp.
filed 2009-04-03
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-53290

CHROMADEX CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, First Floor, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 419-0288

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $67,093,684.

Number of shares of common stock of the registrant outstanding as of March 31, 2009: 28,838,216

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended January 3, 2009.	Part III of Form 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect the current view about future events. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view of and are subject to risks, uncertainties, assumptions and other factors (including a decline in general economic conditions, decreased demand for our products and services and with respect to future events the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.	Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. For the calendar years ended January 3, 2009 and December 29, 2007, ChromaDex had revenues of $4,506,301 and $4,754,073, respectively. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. Our strategy is to license its intellectual property (“IP”) to companies who will commercialize it. We anticipate that the net result will be a long term flow of intellectual property milestone and royalty payments for us.

ChromaDex is a leader in supplying phytochemical standards, reference materials and libraries. We believe these phytochemicals are the current gold standard for the quality control of natural products such as dietary supplements, cosmetics, food and beverages, and pharmaceuticals. In addition, we believe these standards are essential elements for future product development in all the above areas.

We believe there is a rapidly growing need both at the manufacturing and government regulatory level for reference standards, analytical methods and other quality assurance methods to ensure that the products distributed to consumers are safe and effective regardless of what is claimed on the label. This need is driven by the increased awareness at the consumer level of the lack of adequate quality controls as related to functional food, nutraceutical or dietary supplement based products. ChromaDex has taken advantage of both the supply chain needs and regulatory requirements to build its core standards business. The Company believes it is now in a position to significantly expand its current business and capitalize on additional opportunities in product development, contract research and the exploitation and commercialization of the intellectual property that it has acquired from the development of its standards.

Our core product catalog and contract service business effectively becomes a filter for screening thousands of potential natural product candidates. By using the market information gathered by the Company’s business model, followed by an investment in research and development, new natural products-related IP can be brought to the market with a much lower investment cost and an increased chance of success.

Company Background

On May 21, 2008, Cody Resources, Inc., a Nevada corporation, (“Cody”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody (“Acquisition Sub”), and ChromaDex, Inc. (the “Merger”). Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation for the sole purpose of changing the domicile of Cody to the State of Delaware. Subsequent to the signing of the Merger Agreement, and to changing its domicile, Cody amended its articles of incorporation to change its name to “ChromaDex Corporation.”

Pursuant to the terms of the Merger Agreement, and upon satisfaction of specified conditions, including approval by ChromaDex, Inc. shareholders on June 18, 2008, Acquisition Sub merged with and into ChromaDex, Inc. and ChromaDex, Inc., as the surviving corporation, became a wholly-owned subsidiary of Cody.

Cody was incorporated on July 19, 2006 under the laws of the State of Nevada. At the time of the Merger, Cody had been an inactive shell corporation and Cody’s actions as a going concern prior to the Merger are immaterial to the business of ChromaDex.

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000. On April 23, 2003, ChromaDex acquired the research and development group of natural product experienced chemists of Napro Biotherapeutics (currently Tapestry Pharmaceuticals) located in Boulder, Colorado, and placed such assets in a newly-formed, wholly-owned subsidiary of ChromaDex named Chromadex Analytics, Inc., a Nevada corporation.

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to others.

•

Expansion and growth of the core business: ChromaDex intends to continue to expand its phytochemical standards offerings, the core of its business. Currently, the Company has 3,500 defined standards. The Company expects to add 500 to 1,000 new standards each year.

•	Expansion of manufacturing capacity: ChromaDex is expanding its facilities to satisfy the growing need for customer clinical studies, new product development and early stage manufacturing.

•	Expansion into new markets: ChromaDex is developing business in untapped international markets and new and innovative product offerings, such as screening compound libraries.

•

Commercialization of intellectual property: Many current ChromaDex development products have the potential to spin off unique technologies that may themselves be independently capable of commercialization and become significant new revenue sources. IP can also be developed from the Company’s expansion into new markets.

•

Expansion through acquisitions: ChromaDex is a leader in the phytochemical standards market. We believe other smaller competitors are having difficulty expanding their revenue base and are prime candidates for acquisition. We believe this roll-up strategy could eventually lead to ChromaDex positioning itself as provider of choice for phytochemical standards and libraries.

Overview of our Products and Services

ChromaDex is headquartered in Irvine, California, and its analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics, Inc., also located in Boulder, Colorado, operates a modern, well-equipped facility with 13,000 square feet of laboratory and office space. While ChromaDex performs many of the contract services and research for our clients, Chromadex Analytics manufactures our products and provides all analytical services and laboratory division support for ChromaDex.

ChromaDex has invested in excess of $2 million in laboratory equipment and personnel possessing over 150 years of combined pharmaceutical and natural products chemistry experience.

Current products and services provided are:

•

Supply of reference standards, materials & kits. ChromaDex, through its catalog, supplies a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standard and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceuticals industries.

•

Supply of fine chemicals and phytochemicals. As demand for new natural products and phytochemicals increases, ChromaDex can scale up and supply our core products in the gram to kilogram scale for companies who require these products for research and new product development.

•

Bioluminex™. Bioluminex™ is a bio-analytical method that identifies the presence of toxic or harmful compounds in water, dietary ingredients, food products and food ingredients. We developed this method pursuant to a worldwide exclusive license agreement with Bayer Ag. In October 2004, ChromaDex received a grant of $575,000 from the United States Food and Drug Administration (“FDA”). ChromaDex intends a more aggressive formal market launch for Bioluminex within the next 2 years.

•

Contract services. ChromaDex, through Chromadex Analytics, provides a wide range of contract services ranging from routine contract analysis to elaborate contract research for clients in various industries.

•	Consulting services. ChromaDex provides a comprehensive range of consulting services such as regulatory support, new ingredient or product development, risk management and litigation support services.

•

Process development. Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. ChromaDex can assist customers in creating processes for cost efficient manufacturing of natural products, using “green chemistry”.

•

Intellectual property. ChromaDex plans to utilize its expertise in natural products and “green chemistry” to license and develop new intellectual property which itself can be licensed to clients in our target industries.

Products and services in development:

•	Process scale manufacturing. ChromaDex intends to invest in a pilot plant facility that has the capability of manufacturing at a process scale for products that have gone to market.

•

Phytochemical libraries. ChromaDex will continue to invest in the development of natural product based libraries by continuing to create these libraries internally as well as through product licensing.

•	Plant extracts libraries. ChromaDex will create an extensive library of plant extracts using its already extensive list of botanical reference materials.

•	Bulk Raw Food Grade Chemicals. ChromaDex intends to penetrate and expand the market for the supply of value-added bulk raw food-grade chemicals.

•

Databases for cross-referencing phytochemicals. ChromaDex is working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, enthnobotanical, and biological activity, as well as clinical evidence.

•	Simmondsin. Our intellectual property for jojoba extract (simmondsin) for weight loss is a likely source of future revenue from royalty payments.

In 2004, ChromaDex started to receive its first royalty payments for licensed intellectual property for the naturally-derived compound Sclareolide. Sclareolide, as developed by ChromaDex, is a novel diterpene isolated from Salvia sclarea (commonly known as clary sage), which was created through a partnership with Avoca.

Sales and Marketing Strategy

Our sales model for products and services is based on direct, inside technical sales. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operate from our headquarters in Irvine, California and perform their sales duties by using combinations of telemarketing and e-mail. Sales staff are required to perform both sales and customer service duties. We plan to add outside, field sales representatives in the future as needed. All sales staff are compensated based on a uniform basic pay model based on salary and commission.

USA and Canada:

We employ a direct mail marketing strategy (catalogs, brochures and flyers) in combination with a range of the following marketing activities to promote and sell our products and services:

•	Tradeshows and conferences

•	Monthly news letters (via e-mail)

•	Internet

•	Website

•	Advertising in trade publications

•	Press releases

ChromaDex intends to continue to use an aggressive direct marketing approach to promote its products and services to all markets that the Company targets for direct sales.

International:

ChromaDex also uses international distributors to market and sell to several foreign countries or markets. The use of distributors in international markets has proven to be more effective than direct sales for some countries.

Currently, ChromaDex has exclusive distribution agreements in place for the following countries or regions:

•	Europe (LGC Standards)

•	South America (JMC)

•	Korea (Dong Myung Scientific)

ChromaDex also uses non-exclusive distributors for the following countries:

•	India

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

Non-exclusive distributors who show significant productivity are considered for becoming exclusive distributors.

Business Market

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $200 billion in sales worldwide. The quality control and assurance of some of the products in these markets are, as previously noted, largely “under regulated,” and represent the basis of one of ChromaDex’s business strategies, which is to concentrate on overall content of products, active/marker components, uniformity of production, and toxicology, as is the case in the pharmaceutical industry. There is an increasing demand for new products, ingredients and ideas for natural products. The pressure for new, innovative products, which are “natural” or “green” based, cuts across all markets including food, beverage, cosmetic and pharmaceutical.

While we believe that doctors and patients have become more receptive to the use of botanical/herbal-based and natural/dietary ingredients to prevent or treat illnesses and improve quality of life, the medical establishment has conditioned its acceptance on a significantly improved demonstration of efficacy, safety and quality control comparable to that imposed on pharmaceuticals. Nevertheless, little is currently known about the constituents, active compounds and safety of many botanical/herbal and natural ingredients, and few qualified chemists and technology based companies exist to supply the information and products necessary to meet the burgeoning market need. Natural products are complex mixtures of many compounds, with significant variability arising from growing and extraction conditions. The following developments are some that highlight the need for standards and quality assurance/control:

•

The FDA published its draft guidance for Good Manufacturing Practices (“GMPs”) for dietary supplements on March 13, 2003. The final rule from this guidance was made effective June 2007, with a 36 month phase-in period for full compliance;

•	The FDA published draft guidance for the approval of “Botanical Drugs” in June 2005;

•

According to the Washington Post, the FDA and the FTC have recently fined four mass marketers of weight loss supplements a total of $25 million, because they could not adequately substantiate their respective weight loss claims; and

•

Regulatory agencies around the world have started to review the need for the regulation of herbal and natural supplements and are considering regulations that will include testing for the presence of toxic or adulterating compounds, drug/compound interactions and evidence that the products are biologically active for their intended use.

Business Model

The Company’s business model is built around supplying reference standards products and services to its primary markets. This provides capital and brand positioning to allow ChromaDex access to its markets in a ‘trusted advisor’ capacity, through which the Company can develop botanical solutions with increased value to meet client needs.

ChromaDex creates value throughout the supply chain of pharmaceutical, dietary supplements, functional foods and personal care markets. It does this specifically by:

•	Combining the analytical method and characterization of the material with the technical support for the sale of reference materials;

•	Helping companies to comply with new government regulations which, in turn, helps the government to regulate these industries; and

•	Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

The Company will use the market information gathered through its core products and services business to create and license intellectual property.

Government Regulation

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the FDA, U.S. Federal Trade Commission, U.S. Department of Commerce, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable state and international agencies. These regulators govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products.

FDA Regulation

Our primary products and services are not directly subject to regulation by the FDA. However, companies can use these products and services such as our supply of photochemical standards, reference materials and libraries, to help themselves comply with FDA regulatory requirements. For example, the FDA’s final rule on GMPs for dietary supplements was published in June 2007 and outlines a timeline of one to three years for companies to become fully compliant, depending on the size of the company. GMPs in part, require companies to evaluate products for identity, strength, purity and composition. ChromaDex provides tools necessary for dietary supplement companies to comply with GMPs. ChromaDex also offers an extensive range of contract services and consulting to assist companies with their compliance needs.

Our strategy to commercialize innovative new, natural products may be subject to extensive FDA regulation. Depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act (“FDCA”), can regulate:

•	product testing;

•	product labeling;

•	product manufacturing and storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, known as DSHEA. DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) is subject to a “new dietary ingredient” (“NDI”) notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to commercialize, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry to clarify the FDA’s interpretation of the new dietary ingredient notification requirements, and this guidance may raise new and significant regulatory barriers for new dietary ingredients.

In order for any new ingredient developed by ChromaDex to be used in conventional food or beverage products in the United States (“US”), it would either have to be approved by the FDA as a food additive pursuant to a food additive petition (“FAP”), or be generally recognized as safe (“GRAS”). The FDA does not have to approve a company’s determination that an ingredient is GRAS, however a company can notify the FDA of its determination. There can be no assurance that the FDA will approve any FAP for any ingredient that we may want to commercialize, or agree with our determination that an ingredient is GRAS, either of which could prevent the marketing of such ingredient.

We do not expect to bear the costs associated with NDI Notifications, FAPs, or GRAS filings with the FDA, as we will generally be licensing any technology to partner companies who have an interest in the product market segment before such filings would be necessary.

Advertising Regulation

In addition to FDA regulations, the Federal Trade Commission (“FTC”) regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter (“OTC”) drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and OTC drugs.

International

Our international sales of dietary ingredients are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export by us of certain of our products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. We may be unable to obtain on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.

Regulation in Europe is primarily through the European Union, which regulates for each of its countries. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to dietary ingredients.

Competitive Business Conditions

We face competition within the reference standard and quality testing niche of the natural products market, though we believe that no one else offers both reference standards and testing to their customers. Below is a current list of certain competitors. These competitors already have reference standards or contract services developed or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some either currently sell fine chemicals, which by default are sometimes being used as reference standards, or are closely aligned with our market niche so as to reduce any barriers to entry if these companies wished to compete. Some currently offer similar services and have the scale and resources to compete with us for larger customer accounts. Some of our competitors are larger in total size and capitalization, have greater access to capital markets, and are in a better position than us to compete nationally and internationally.

Competitors

•	Sigma-Aldrich(SIAL) (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia(USP) (USA)

•	Extrasynthese (France)

•	Covance(CVD) (USA)

•	Eurofins(ERF) (France)

•	Silliker Canada Co. (Canada)

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

ChromaDex currently protects its intellectual property through patents, trademarks, designs and copyrights on its products and services. The Company currently has existing patents for products such as Bioluminex, anythocyandian production, and Jojoba extract (simmondsin) that require additional capital for product development, commercialization and marketing.

ChromaDex’s core business strategy is to use the intellectual property harnessed in the supply of reference materials to the industry as the basis for providing new and alternative mass marketable products to its customers. The Company’s strategy is to license its intellectual property to companies who will commercialize it with the objective of achieving a long term flow of intellectual property milestone and royalty payments for the Company.

ChromaDex has created a mechanism for harnessing ideas and turning them into finished products. For example, ChromaDex spent one to two years researching the viability of its Jojoba concept, but lacked the ability to finalize the development and necessary patent protection. After much scrutiny, ChromaDex selected Avoca, a subsidiary of RJ Reynolds Tobacco, as the appropriate partner for completion of this project. Avoca finalized the manufacturing process for the Jojoba extract and the Company and Avoca jointly filed a patent to protect the intellectual property created by this joint venture. RJ Reynolds was a compatible partner for not only its manufacturing ability but also for its outstanding ability to defend the parties’ joint intellectual property and patent rights.

The following table sets forth ChromaDex’s existing patents and those for which we have licensed rights.

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
US 6,238,928	Analytical process for testing mixtures for toxic constituents	09/02/93	05/21/01	05/25/18	Licensed from Bayer Aktiengesell-schaft

6,673,563	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	9/18/2001	1/6/2004	01/09/21	Licensed from L & J Becvar, LP (1)

6,340,572	Kit for the isolation, identification and quantification of toxicants	9/3/1999	1/22/2002	01/26/19	Licensed from L & J Becvar, LP (1)

6,017,722	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	4/4/1991	1/25/2000	01/28/17	Licensed from L & J Becvar, LP (1)

6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	02/12/22	Co-owned by Avoca, Inc. and ChromaDex

7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/25	Licensed from The Research Foundation of State University of New York

(1)	Improvements to information or discoveries covered by these patents are licensed from the Board of Regents of the University of Texas System until the full end of the term for which patent rights expire subject to the terms of the Patent License

Manufacturing

Chromadex Analytics operates laboratory operations and a manufacturing facility. We currently maintain our own manufacturing equipment and have the ability to manufacture our products in limited quantities, ranging from milligrams to kilograms. For more information about Chromadex Analytics, see “Information about ChromaDex—Products and Services” under Item 1 of this Annual Report on Form 10-K. We intend to contract for the manufacturing of the products that are developed and enter into strategic relationships or license agreements for sales and marketing of products that we develop when quantities required exceed our capacity at our Boulder facility.

We intend to hire manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization (“ISO”), and the quality standards we will require through our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of phytochemicals and ingredients.

Following the receipt of products or product components from our third-party manufacturers, we currently contemplate inspecting, packaging and labeling, as needed, at our Irvine facility. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if we have the capacity when demand or quality requirements make it appropriate to do so.

Sources and Availability of Raw Materials and The Names of Principal Suppliers

We have identified reliable sources and suppliers of chemicals, phytochemicals and reference materials, which we believe will provide products in compliance with ChromaDex guidelines.

Research and Development

Our research and development efforts are currently focused on developing products and services focused on our core product and service offerings. Our own laboratory group has extensive experience in developing products related to our field of interest, and works closely with our sales and marketing group to design products and services that are intended to increase revenue. To support development, we also have a number of contracts with outside labs who aid us in our research and development process.

Environmental Compliance

We will incur significant expense in complying with good manufacturing practices and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring material additional expense in order to comply with Federal, state and local environmental laws and regulations.

Facilities

For information on our facilities, see “Properties” in this Item 2 of this Annual Report on Form 10-K.

Employees

As of January 3, 2009, ChromaDex (including Chromadex Analytics) had 53 employees, of whom 44 were full-time and 9 were part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Owners and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Annual Report on Form 10-K before making investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline resulting in a loss of all or part of your investment.

Risks Related to Our Business and Industry

The global economic recession and financial market conditions could adversely affect our ability to conduct business.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the significant and potentially prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may materially impact our customers and other parties with whom we do business. Specifically, the impact of these volatile and negative conditions may include: decreased demand for our products and services; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures and delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, negatively affect our business through loss of sales.

Our short term future capital needs are uncertain and we may need to raise additional funds and based on the current market conditions such funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents will be sufficient to implement our operating plan for at least the next ten months. Our future capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products, if any;

•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

•	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

•	unanticipated general and administrative expenses.

Accordingly, we may seek to raise additional funds in the short term, through public or private stock offerings, borrowings and lines of credit or other sources and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that may not be favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

We have a history of operating losses and we will need additional financing to meet our future long term capital requirements.

We will require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential new product candidates and to establish the personnel necessary to successfully implement our business strategy. We have no commitments to obtain such financing, and we may not be able to obtain any such financing on favorable terms, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In the event a competitor infringes upon our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations, and financial condition.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which are often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes upon their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

Our patents and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.

We rely on our patents, patent applications, licenses and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications, licenses and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.

The prosecution and enforcement of patents licensed to us by third parties are not within our control, and without these technologies, our product may not be successful and our business would be harmed if the patents were infringed or misappropriated without action by such third parties.

We have obtained licenses from third parties for patents and patent application rights related to the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly.

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets of others.

Some of our employees were previously employed at other dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic companies. We may also hire additional employees who are currently employed at other dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party’s trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

We face significant competition, including changes in pricing.

The markets for our products and services are both competitive and price sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales and possibly profits. Failure to anticipate and respond to price competition may also impact sales and profits.

We believe that customers in our markets display a significant amount of loyalty to their supplier of a particular product. To the extent we are not the first to develop, offer and/or supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products compete and will compete with other similar products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, and enter into new markets rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features which consumers may find attractive.

We depend on key personnel.

We depend greatly on Frank L. Jaksch, Jr. and Thomas C. Varvaro, who are our Chief Executive Officer and Chief Financial Officer, respectively. We also depend greatly on other key employees, including key scientific personnel. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce related positions are highly technical. Also, we face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.

Partnering for technological capabilities and new products and services.

Our ability to remain competitive may depend, in part, on our ability to continue to seek partners that can offer technological improvements and improve existing products and services that are offered to our customers. We are committed to attempting to keep pace with technological change, to stay abreast of technology changes, and to look for partners that will develop new products and services for our customer base. We cannot assure prospective investors that we will be successful in finding partners or be able to continue to incorporate new developments in technology, to improve existing products and services, or to develop successful new products and services, nor can the Company be certain that its newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace or that the costs involved in these efforts will not be substantial.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products by our competitors;

•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	our ability to attract and retain key personnel in a timely and cost effective manner;

•	technical difficulties;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	regulation by federal, state or local governments; and

•	general economic conditions as well as economic conditions specific to the healthcare industry.

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. Assuming our products reach the market, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

We may never develop any additional products to commercialize.

We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including:

•	we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;

•	our products may not prove to be safe and effective in clinical trials;

•	we may experience delays in our development program;

•	any products that are approved may not be accepted in the marketplace;

•

we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products and will not have adequate financial or other resources to achieve significant commercialization of our products;

•	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

•	rapid technological change may make our products obsolete;

•	we may be unable to effectively protect our intellectual property rights or we may become subject to a claim that our activities have infringed the intellectual property rights of others; and

•	we may be unable to obtain or defend patent rights for our products.

We face the risk of product liability claims or recalls and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of phytochemical products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our product in the market.

Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

To achieve commercial success for our products, we must sell rights to our product lines at favorable prices, develop a sales and marketing force, or enter into arrangements with others to market and sell our products. In addition to being expensive, developing and maintaining such a sales force is time consuming, and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the phytochemical industry are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent sales representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there is no assurance that we will be able to build an alternate distribution framework should we attempt to do so.

We may also need to contract with third parties in order to market our products. To the extent that we enter into arrangements with third parties to perform marketing and distribution services, our product revenue could be lower and our costs higher than if we directly marketed our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

We rely on a limited number of third-party suppliers for the raw materials required for the production of our products. Furthermore, in some cases we rely on a single supplier.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business.

We rely on a limited number of third-party manufacturers to manufacture our products.

Manufacturers often experience difficulties in scaling-up production, including problems with production yields and quality control and assurance. If our third-party manufacturers are unable to manufacture our products to keep up with demand, we will not meet expectations for growth of our business. In addition, a number of manufacturers may halt manufacturing or go out of business in the wake of the current economic turmoil which could further limit our ability to manufacture our products and grow our business.

Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.

Our customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the U.S. will become increasingly important to us.

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, a small portion of our sales have been to researchers whose funding is dependent on grants from government agencies such as the U.S. National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, or general efforts to reduce the U.S. federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

Some of our customers receive funds from approved grants at a particular time of year, many times set by government budget cycles. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds may affect the timing of purchase decisions by our customers and, as a result, cause fluctuations in our sales and operating results.

Demand for our products and services are subject to the commercial success of our customers’ products, which may vary for reasons outside our control.

Even if we are successful in securing utilization of our products in a customer’s manufacturing process, sales of many of our products and services remain dependent on the timing and volume of the customer’s production, over which we have no control. The demand for our products depends on regulatory approvals and frequently depends on the commercial success of the customer’s supported product. Regulatory processes are complex, lengthy, expensive, and can often take years to complete.

We may bear financial risk if we under-price our contracts or overrun cost estimates.

In cases where our contracts are structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We will need to increase the size of our organization, and we may be unable to manage rapid growth effectively.

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address possible acquisitions of business, products, or rights, and potential internal growth to handle licensing and research activities. This expansion will place a significant strain on management, operational and financial resources. To manage the expected growth of our operations and personnel, we must both improve our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative, and operations staff. Our current personnel, systems, procedures and controls may not adequately support future operations. Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

Acquisitions.

We plan to acquire other entities in the future and these acquisitions may be material to our business, plans and projections. We may be unable to consummate these acquisitions on favorable terms or at all. Even if we consummate one or more of these acquisitions, the integration of large numbers of new employees, technology and businesses will subject us to numerous risks.

If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.

Dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic customers are often subject to rigorous quality standards to obtain and maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to maintain, or, in some instances, upgrade our quality standards to meet our customers’ needs, could cause damage to our reputation and potentially substantial sales losses.

We heavily rely on third party air cargo carriers and other package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to ship products or import materials, increase our costs and lower our profitability and harm our reputation.

We emphasize our prompt service and shipment of products as a key element of our sales and marketing strategy. We ship a significant number of products to our customers through independent package delivery companies. In addition, we transport materials between our worldwide facilities and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and other third party package delivery providers. If any of our key third party providers were to experience a significant disruption such that any of our products, components or raw materials could not be delivered in a timely fashion or we would incur additional costs that we could not pass on to our customers, our costs may increase and our relationships with certain customers may be adversely affected. In addition, if these third party providers increase prices, and we are not able to find comparable alternatives or make adjustments to our selling prices, our profitability could be adversely affected.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the distribution of our products and environmental matters.

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the U.S. Department of Commerce, the FDA, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable state and international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are subject to regulations that govern the handling of hazardous substances.

We are subject to various federal, states, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

Government regulations of our customer’s business are extensive and are constantly changing.

The process by which our customer’s industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time-consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce new Good Manufacturing Practices regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could decrease the need for the services we provide.

Governmental agencies throughout the world, including in the United States, strictly regulate these industries. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The concentrated common stock ownership by certain of our executive officers and directors will limit your ability to influence corporate matters.

The directors and executive officers of ChromaDex together beneficially own approximately 30% of ChromaDex outstanding capital stock as of January 3, 2009. This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, ChromaDex may take actions that some of its shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of ChromaDex shares could be adversely affected.

Since our common stock is only minimally publicly traded, and will likely remain so for some time, the price may be subject to wide fluctuations.

During the period June 20, 2008 to January 3, 2009, there was a minimal public market for our common stock. The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, which are generally beyond the control of ChromaDex. These factors may include:

•	the ability to develop, obtain regulatory approvals for and market products on a timely basis;

•	volume, price and timing of orders for products, if ChromaDex is able to sell them;

•	the introduction of new products or products enhancements by competitors;

•	disputes or other developments with respect to intellectual property rights;

•	products liability claims or other litigation;

•	quarterly variations in ChromaDex’s results of operations and those of competitors;

•	sales of large blocks of our common stock, including sales by its executive officers and directors;

•	changes in governmental regulations or in the status of regulatory approvals, clearances or applications;

•	changes in the availability of third party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of competitors.

ChromaDex cannot predict the extent to which an active public market for its common stock will develop or be sustained at any time in the future. If ChromaDex is unable to develop or sustain a market for its common stock, investors may be unable to sell the Common Stock they own, and may lose the entire value of their investment.

Our common stock is and likely will remain subject to the SEC’s “Penny Stock” rules, which may make its shares more difficult to sell.

Because the price of our common stock is currently and is likely to remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The Securities and Exchange Commission (“SEC”) rules regarding penny stocks may have the effect of reducing trading activity in ChromaDex shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

•	give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities and may result in a lower trading volume of our common stock and lower trading prices.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of the our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for a company such as ChromaDex, with a small market capitalization, to attract independent financial analysts that will cover the our common stock. If securities analysts do not cover the our common stock, the lack of research coverage may adversely affect its actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about its business. If one or more analysts elect to cover ChromaDex and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of ChromaDex, ChromaDex could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of Chromadex stock.

When a significant number of shares will become eligible for future sale by ChromaDex shareholders the sale of those shares could adversely affect the stock price.

As of January 3, 2009, up to 4,500,012 shares of ChromaDex’s outstanding common stock could be sold without restriction under the Securities Act of 1933, as amended (the “Securities Act”), and approximately 24,338,204 outstanding shares of our common stock were not eligible for resale under the Securities Act without restriction. Most of the outstanding shares not currently eligible for resale will become eligible for resale without restriction beginning June 20, 2009, as certain restrictions on selling lapse one year after the Merger with Cody Resources pursuant to Rule 144 of the Securities Act.

If ChromaDex shareholders holding registered shares or shares exempt from registration choose to sell or consider selling substantial amounts of our common stock in the public market following the lapse of resale restrictions, the trading price of our common stock could decline.

ChromaDex will incur increased costs as a result of being a public company.

As a public company, ChromaDex’s management will require outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. ChromaDex may also be required to incur additional costs to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on internal controls, and for the year ending 2009, our independent registered public accounting firm will be required to attest to the effectiveness of its internal control over financial reporting. ChromaDex must maintain an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This program will require that ChromaDex incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. ChromaDex’s failure to comply with reporting requirements and other provisions of securities laws could negatively affect its stock price and adversely affect its results of operations, cash flow and financial condition.

In addition, these rules could make it more difficult or more costly to obtain certain types of insurance, including directors’ and officers’ liability insurance and ChromaDex may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult to attract and retain qualified persons to serve on the Board of Directors, on Board committees or as executive officers.

Operating as a small public company also requires ChromaDex to make forward-looking statements about future operating results and to provide some guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of ChromaDex shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, shareholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the stock market upon which ChromaDex stock is traded.

ChromaDex does not intend to pay cash dividends.

ChromaDex has never declared or paid cash dividends on its capital stock. It currently expects to use available funds and any future earnings in the development, operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility ChromaDex may obtain may preclude it from paying any dividends. As a result, capital appreciation, if any, of our common stock will be an investor’s only source of potential gain from our common stock for the foreseeable future.

Shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through the issuance of equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options may result in dilution to our shareholders.

ChromaDex may become involved in securities class action litigation that could divert management’s attention and harm its business.

The stock market in general, and the stocks of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of ChromaDex’s shares could fall regardless of its operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. If the market price or volume of ChromaDex’s shares suffers extreme fluctuations, then it may become involved in this type of litigation which would be expensive and divert management’s attention and resources from managing the business.

Item 2.	Properties

As of January 3, 2009, ChromaDex leases approximately 13,000 square feet of office space in Irvine, California with five years remaining on the lease and laboratory manufacturing space of approximately 13,000 square feet in Boulder, Colorado with two years remaining on the lease. The Company also leases an apartment with approximately 1,100 square feet in Irvine, California and an apartment with less than 1,100 square feet in Longmont, Colorado. We do not own any real estate. For the year ended January 3, 2009, ChromaDex’s total annual rental expense (excluding of operating charges and real property taxes) was approximately $416,612.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ChromaDex common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “CDXC.OB”, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low bid quotations for Company common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Calendar Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	$1.50	$0.16
September 30, 2008	$4.50	$0.85
June 30, 2008	$3.80	$3.00

On March 30, 2009, the high and low bid price were $0.19 and $0.16, respectively.

Prior to its merger with Cody on June 20, 2008, ChromaDex stock had not been quoted in the market. Prior to the merger, Cody was quoted on the OTCBB under the symbol “CDYE.OB.”

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, generally quoted over-the-counter, such as on the OTCBB though they may trade on securities exchanges, including foreign securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the aggregate amount of any compensation received by the broker-dealer and its salesperson in connection with the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of January 3, 2009, we had 127 holders of record of ChromaDex common stock.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operation, together with the financial statements and the related notes appearing in Item 8 of this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Overview

ChromaDex supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. The Company’s strategy is to license its IP to companies who will commercialize it. The Company anticipates that the net result will be a long term flow of intellectual property milestone and royalty payments for the Company.

On June 20, 2008, ChromaDex, Inc. merged into CDI Acquisitions, Inc. a California corporation, and a wholly owned subsidiary of Cody. As part of the Merger, Cody changed its name to ChromaDex Corporation.

We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next ten months. We may, however, seek additional capital in the next nine months in order to further enable our long term strategic plans. This additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources if we determine that we need additional financing to implement our business plan. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or may not allow us to price ourselves competitively within our markets.

The FDA is currently in the process of starting to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). The GMPs call for a three year phase in period and as of June 2008, large manufacturers are held accountable under these new regulations. In June 2009, medium manufacturers will be held accountable, followed by small manufacturers in June 2010. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material impact on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

The following discussion and analysis excludes the impact of Cody’s financial condition and results of operations prior to the Merger because they were not material for any of the periods presented.

Results of Operations

ChromaDex generated Net Sales of $4,506,301 for the twelve month period ended January 3, 2009 and $4,754,073 for the twelve month period ended December 29, 2007. ChromaDex incurred a net loss of $2,104,476 for the twelve month period ended January 3, 2009 and a net loss of $189,875 for the twelve month period ended December 29, 2007. This equated to a $0.07 loss per basic and diluted share for the twelve month period ended January 3, 2009 versus a $0.01 loss per basic and diluted share for the twelve month period ended December 29, 2007.

Over the next nine months our business plan calls for us to expand our service capacity and implement accreditation and certification programs related to quality initiatives. In addition, we plan on expanding our chemical library program and establishing a GMP compliant pilot plant to support small to medium scale production of target compounds or partner with a company that has these capabilities through a collaboration.

		Twelve months ending
		January 3, 2009	December 29, 2007	Change
Net Sales		$4,506,301	$4,754,073	-5%
Cost of Sales		3,274,800	3,122,461	5%
Gross Profit		1,231,501	1,631,612	-25%
Operating expenses	—Sales and Marketing	720,519	387,816	86%
	—General And Administrative	2,579,015	1,421,516	81%
Non-Operating Expenses	—Interest Expense	70,079	31,815	120%
	—Interest and other Income	(33,636)	(19,660)	71%

Net Loss		$(2,104,476)	$(189,875)	1,008%

Net Sales

Net Sales consist of Gross sales less returns, discounts and freight costs. Net sales decreased by 5% to $4,506,301 for the twelve month period ended January 3, 2009 as compared to $4,754,073 for the twelve month period ended December 29, 2007. This decrease was due to decreased sales of our services as a result of decreased demand across all products and services as a result of what we believe is an industry wide scale back on short term research and development spending by our customers due to the current economic turmoil. We believe this based on observable trends in our quote activity as related to these types of customer expenditures. We believe this trend in reduced spending on research and development will extend into 2009 based on general economic conditions and potentially lead to lower sales during such time period.

Cost of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve month period ended January 3, 2009 was $3,274,800 versus $3,122,461 for the twelve month period ended December 29, 2007. As a percentage of net sales, this represented a 7% increase for the twelve month period ended January 3, 2009 compared with the twelve month period ended December 29, 2007. This percentage increase in cost of goods sold is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not decrease in proportion to sales as we have continued to expand our service capacity which is a fixed labor expense.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit decreased 25% to $1,231,501 for the twelve month period ended January 3, 2009 from $1,631,612 for the twelve month period ended December 29, 2007. The combination of decreased sales and increased fixed labor and corresponding overhead costs contributed to this decrease in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the twelve month period ended January 3, 2009 was $720,519 as compared to $387,816 for the twelve month period ended December 29, 2007. This increase was primarily due to the delivery of our annual catalog, direct mail expenses, increased advertising and marketing across different customer sectors, as well as wages and commission associated with the expansion of our sales staff which increased 45% for the twelve month period ending January 3, 2009.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the twelve month period ended January 3, 2009, was $2,579,015 as compared to $1,421,516 for the twelve month period ended December 29, 2007. This increase was primarily the result of increased legal and accounting costs related to the Private Placement and the Merger transaction as well as increases in insurance and ongoing additional costs of legal, accounting, salaries, and consulting as related to current and future Securities and Exchange Act compliance as a result of being a public company.

Non-operating Expenses—Interest Expense

Interest Expense consists of interest on notes payable and capital leases. Interest expenses for the twelve month period ended January 3, 2009, was $70,079 as compared to $31,815 for the twelve month period ended December 29, 2007. This increase was primarily due to the interest expenses incurred from the note payable issued to Bayer AG on June 18, 2008, in conjunction with the repurchase of ChromaDex, Inc. shares from Bayer AG prior to the Merger. This note was repaid on December 18, 2008.

Non-operating Expenses—Interest and Other Income

Interest and Other Income consist of interest earned on short term investment and notes receivable. Interest and other income for the twelve month period ended January 3, 2009, was $33,636 as compared to $19,660 for the twelve month period ended December 29, 2007. For the twelve month period ended January 3, 3009, the interest and other income was earned primarily on cash in money market accounts as compared to the interest and other income for the twelve month period ended December 29, 2007 which was earned primarily as the result of interest that was forgiven upon the negotiated payback of a long term debt to a third party.

Depreciation and Amortization

For the twelve month period ended January 3, 2009, we recorded approximately $256,293 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve month period ended January 3, 2009, we recorded amortization on intangible assets of approximately $119,987. We test intangible assets for impairment on the last day of our fiscal year annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources

Since inception and through January 3, 2009, we have incurred aggregate losses of $7.2 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

Net cash used in operating activities

Net cash used in operating activities for the twelve months ended January 3, 2009 was $1.9 million, and $145,000 was provided by activities for the twelve months ended December 29, 2007. The increase in net cash used in operating activities mainly reflects an increase in the net loss adjusted for non-cash items, an increase in cash used by prepaid expenses, customer deposits, and accounts payable, partially offset by an increase in cash provided by accrued liabilities. The increase in cash used by accounts payable mainly reflects the timing of payments related to our legal and other professional services.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $496,000 for the twelve months ended January 3, 2009, compared to $90,000 for the twelve months ended December 29, 2007. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and software for our service business and the purchase of certain patents.

Net cash provided by financing activities

Net cash provided by financing activities was $3.2 million for the twelve months ended January 3, 2009, compared to net cash used of $121,000 for the twelve months ended December 29, 2007. The net cash provided by financing activities for the twelve months ended January 3, 2009, mainly consists of net proceeds from a private placement, partially offset by cash used to repurchase common stock prior to the Merger.

As of January 3, 2009, we completed a private placement having raised a net total of $4,215,086. At January 3, 2009, we had $1.1 million in cash and equivalents. The Company believes the capital raised during the year ended January 3, 2009 will be sufficient to implement our current business plan through the third quarter of 2009. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully, however, based on our results from operations, the Company may determine that it needs additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2009. The inability to raise additional financing may have a material adverse effect on the Company.

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

Accounts receivable

As of January 3, 2009 we had $349,052 in accounts receivables as compared to $375,233 as of December 29, 2007. This decrease is due to decreased sales during the fourth quarter 2008 as compared to 2007.

Inventories

As of January 3, 2009 we had $711,584 in inventory as compared to $497,635 as of December 29, 2007. This large increase is due to a combination of factors. First, we made a company wide effort to increase in stock items during 2008. Second, with available capital we purchased larger quantities of raw materials and inventory to take advantage of vendor price discounts.

Accounts payable

As of January 3, 2009 we had $444,337 in accounts payable as compared to $500,538 as of December 29, 2007. This decrease was primarily due to the timing of payments related to our legal and other professional services.

Advances from Customers

As of January 3, 2009 we had $34,260 in advances from customers as compared to $117,969 as of December 29, 2007. These advances are for large scale contract services and contract research projects where the company requires a deposit before beginning work. This decrease was due to reduced orders for the large scale projects during the last six months of 2008.

Due to officers

As of January 3, 2009 we had $1,178,206 due to officers as compared to $1,167,822 as of December 29, 2007. These consist of deferred officer salary for the two founders and are expected to be paid out at an undetermined date in the future as non-cash compensation.

Off-Balance Sheet Arrangements

During the Fiscal Years ended January 3, 2009 and December 29, 2007, the Company had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to the valuation of share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition:

The Company recognizes sales and the related cost of goods sold at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.

Intangible Assets:

Intangible assets include licensing rights and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, or, for licensed patent rights, the remaining term of the patents underlying licensing rights (considered to be the remaining useful life of the license).

Research and development costs:

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Financial instruments:

On December 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company. In accordance with FASB Staff Position (“FSP”) 157-2 Effective Date of FASB Statement No. 157, the Company has delayed application of SFAS 157 for nonfinancial assets and liabilities until January 2, 2010. SFAS 157 applies to all assets & liabilities that are measured and reported as a fair value. The adoption of SFAS 157 did not affect the Company’s results of operations or its cash flows, as the Company does not have any financial instruments for which the fair value differs from carrying value.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, was effective for the year ended January 3, 2009. SFAS 159 allows the Company to make an election to adjust the carrying value of financial instruments not normally measured on a fair value basis to fair value. The Company did not elect to adopt SFAS 159. The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities and capital leases. The fair values of all financial instruments were not materially different from their carrying values.

New accounting pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. SFAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. SFAS 141(R) will have a significant impact on the accounting for future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position or results of operations.

In November 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets. This Issue provides guidance on the treatment of acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 08-7 will have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This Issue provides a two step approach for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-5 will have a material impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issues for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested awards containing nonforfeitable rights to dividends (or dividend equivalents) are participating securities and should be included in earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of this FSP will have a material impact on the company’s basic or diluted earnings per share.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Chromadex Corporation, Inc.

We have audited the consolidated balance sheets of Chromadex Corporation and Subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromadex Corporation and Subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Chromadex Corporation and Subsidiaries’ internal control over financial reporting as of January 3, 2009, included in the accompanying Item 9A(T)—Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois

April 3, 2009

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets

January 3, 2009 and December 29, 2007

	2008	2007
Assets
Current Assets
Cash	$1,125,504	$303,785
Trade receivables, less allowance for doubtful accounts 2008 $11,000; 2007 $70,000	349,052	375,233
Inventories	711,584	497,635
Prepaid expenses and other	112,609	60,264

Total current assets	2,298,749	1,236,917

Leasehold Improvements and Equipment, net	1,294,062	1,132,823

Deposits and Other Noncurrent Assets
Deposits	44,981	63,976
Intangible assets, less accumulated amortization 2008 $792,957; 2007 $672,970	445,318	487,030

	490,299	551,006

	$4,083,110	$2,920,746

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$444,337	$500,538
Accrued expenses	338,056	351,926
Current maturities of capital lease obligations	78,472	74,571
Due to officers	1,178,206	1,167,822
Customer deposits and other	34,260	117,969

Total current liabilities	2,073,331	2,212,826

Capital lease obligations, less current maturities	74,293	152,766

Deferred rent	186,323	158,839

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2008 28,838,216 shares; 2007 26,540,809 shares	28,838	26,541
Additional paid-in capital	8,920,283	5,465,256
Accumulated deficit	(7,199,958)	(5,095,482)

	1,749,163	396,315

	$4,083,110	$2,920,746

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations

Years Ended January 3, 2009 and December 29, 2007

	2008	2007
Sales	$4,506,301	$4,754,073
Cost of goods sold	3,274,800	3,122,461

Gross profit	1,231,501	1,631,612

Operating expenses:
Selling	720,519	387,816
General and administrative	2,579,015	1,421,516

	3,299,534	1,809,332

Operating loss	(2,068,033)	(177,720)

Nonoperating (income) expenses:
Interest expense	70,079	31,815
Interest and other income	(33,636)	(19,660)

	36,443	12,155

Net loss	$(2,104,476)	$(189,875)

Basic and Diluted loss per common share	$(0.07)	$(0.01)

Basic and Diluted average common shares outstanding	28,312,934	26,514,481

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Statement of Stockholders’ Equity

Years Ended January 3, 2009 and December 29, 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006, prior to reverse merger	21,984,901	219,849	5,268,350	(4,905,607)	582,592
Effect of reverse merger with Cody Resources Inc.	4,500,012	(193,364)	193,364	—	—

Balance, December 31, 2006 retroactively restated for reverse merger	26,484,913	26,485	5,461,714	(4,905,607)	582,592
Issuance of common stock	53,296	53	747	—	800
Exercise of stock options	2,600	3	2,597	—	2,600
Share-based compensation	—	—	198	—	198
Net loss	—	—	—	(189,875)	(189,875)

Balance, December 29, 2007	26,540,809	26,541	5,465,256	(5,095,482)	396,315
Issuance of common stock, net of offering costs of $458,827	3,512,202	3,512	4,284,243	—	4,287,755
Exercise of stock options	8,000	8	7,992	—	8,000
Share-based compensation	—	—	121,185	—	121,185
Repurchase and cancellation of Bayer shares	(1,222,795)	(1,223)	(958,394)	—	(959,617)
Net loss	—	—	—	(2,104,476)	(2,104,476)

Balance, January 3, 2009	28,838,216	28,838	8,920,283	(7,199,958)	1,749,163

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended January 3, 2009 and December 29, 2007

	2008	2007
Cash Flows from Operating Activities
Net loss	$(2,104,476)	$(189,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	256,293	236,647
Amortization of intangibles	119,987	116,000
Loss on sale of equipment	—	267
Stock issued for services provided	22,669	—
Share-based compensation expense	121,185	198
Due to Officers	10,384	158,793
Changes in operating assets and liabilities:
Accounts receivable	26,181	(72,171)
Inventories	(213,949)	(216,591)
Prepaid expenses and other	(33,350)	17,066
Accounts payable	(56,201)	189,713
Deferred rent	27,484	65,810
Accrued expenses	(13,869)	(163,932)
Customer deposits and other	(83,709)	2,902

Net cash provided by (used in) operating activities	(1,921,371)	144,827

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(417,532)	(90,134)
Purchase of intangible assets	(78,275)	—

Net cash (used in) investing activities	(495,807)	(90,134)

Cash Flows From Financing Activities
Principal payments on long-term debt	—	(112,500)
Proceeds from issuance of common stock	4,265,086	800
Proceeds from exercise of options	8,000	2,600
Repurchase of common stock	(959,617)	—
Principal payments on capital leases	(74,572)	(66,773)

Net cash provided by (used in) financing activities	3,238,897	(175,873)

Net increase (decrease) in cash	821,719	(121,180)
Cash:
Beginning	303,785	424,965

Ending	$1,125,504	$303,785

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$70,079	$100,603
Supplemental Schedules of Noncash Investing and Financing Activities
Capital lease obligation incurred for the purchase of equipment	$—	$132,920
Stock issued for services provided	$22,669

See Notes to Consolidated Financial Statements.

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. (collectively the Company) create and supply botanical reference standards along with related phytochemical products and services. The Company’s main priority is to create industry-accepted information, and to provide products and services to every layer of the functional food, pharmaceutical, personal care and dietary supplement markets. The Company provides these services at various terms with terms of net 30 days the most common.

Significant accounting policies are as follows:

Principles of consolidation: The consolidated financial statements include the accounts of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Accounting estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition: The Company recognizes sales and the related cost of goods sold at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.

Accounting Treatment of the Merger; Financial Statement Presentation: On June 20, 2008, ChromaDex, Inc. merged (the “Merger”) into a wholly owned subsidiary of Cody Resources, Inc. (“Cody”). The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) Cody’s historical accumulated deficit for periods prior to June 20, 2008, in the amount of $40,081, was eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of common stock of Cody as having been issued pursuant to the Merger on June 20, 2008 and the shares of common stock of the Company issued to the former ChromaDex, Inc. stockholders in the Merger as having been outstanding since February, 2000, (the month when ChromaDex, Inc. first issued equity securities). No goodwill or other intangible asset was recorded as a result of the Merger.

Change in fiscal year ending: On June 20, 2008, in conjunction with the Merger, the Company changed its fiscal year end from November 30 to the Saturday closest to December 31. Since the capital transaction was accounted for as a reverse merger, the Company’s historical financial statements presented prior to the Merger are the historical financial statements of accounting acquirer, ChromaDex, Inc., whose fiscal year end was the Saturday closest to December 31. The fiscal years ended January 3, 2009, which consisted of 53 weeks, and December 29, 2007, which consisted of 52 weeks.

Cash concentration: The Company maintains substantially all of its cash in two bank accounts.

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories: Inventories are comprised of finished goods and are stated at the lower of cost, determined by the first-in, first-out method (“FIFO”) method, or market. The inventory on the balance sheet is recorded net of

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

valuation allowances of $240,000 and $227,092 for the periods ended January 3, 2009 and December 29, 2007, respectively. Overhead has been added to inventory that was manufactured or characterized by the Company.

Intangibles: Intangibles consist of licensing costs and are amortized on the straight-line method over the contract life of 10 years.

Leasehold improvements and equipment: Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of laboratory equipment, furniture and fixtures, and computer equipment. Useful lives range from 3 to 10 years. Depreciation on equipment under capital lease is included with depreciation on owned assets.

Customer deposits: Customer deposits represent cash received from customers in advance of product shipment or delivery of services.

Deferred taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Share based compensation: The Company has two stock option plans under which the Board of Directors may grant stock options to employees. The Company accounts for the plans under the recognition and measurement provisions of FASB Statement 123(R) Share-Based Payment. The standard requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company recognizes compensation expense under Statement 123(R) over the requisite service period using the straight-line method. Compensation expense for options with performance conditions is recognized only for those options expected to vest.

Financial instruments: On December 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company. In accordance with FASB Staff Position (“FSP”) 157-2 Effective Date of FASB Statement No. 157, the Company has delayed application of SFAS 157 for nonfinancial assets and liabilities until January 2, 2010. SFAS 157 applies to all assets & liabilities that are measured and reported as a fair value.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, was effective for the year ended January 3, 2009. SFAS 159 allows the Company to make an election to adjust the carrying value of financial instruments not normally measured on a fair value basis to fair value. The Company did not elect to adopt SFAS 159.

The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities and capital leases. The fair values of all financial instruments were not materially different from their carrying values.

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

New accounting pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. SFAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. SFAS 141(R) will have a significant impact on the accounting for future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position or results of operations.

In November 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets. This Issue provides guidance on the treatment of acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 08-7 will have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This Issue provides a two step approach for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-5 will have a material impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issues for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested awards containing nonforfeitable rights to dividends (or dividend equivalents) are participating securities and should be included in earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Nature of Business and Significant Accounting Policies (continued)

fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of this FSP will have a material impact on the company’s basic or diluted earnings per share.

Reclassifications: Certain prior year balances have been reclassified to conform to the 2008 presentation.

Note 2. Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended January 3, 2009 and December 29, 2007, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the Company’s net losses. Below is a tabulation of the potentially dilutive securities for the periods ended January 3, 2009 and December 29, 2007.

	Years Ended
	January 3, 2009	December 29, 2007
Basic average common shares outstanding	28,312,934	26,514,481
Warrants and options in the money , net	246,813	—

Weighted average common shares outstanding assuming dilution	28,559,747	26,514,481

Note 3. Intangible Assets

Intangible assets consisted of the following:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$1,238,275	$792,957	$1,160,000	$672,970

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended January 3, 2009 and December 29, 2007 was $119,987 and $116,000, respectively.

On June 30, 2008, the Company purchased a technology license from the Research Foundation of the State University of New York, on behalf of the University at Buffalo (SUNY Buffalo), to produce and market certain compounds for nutraceutical, functional food, beverage, natural chemical, cosmetic and pharmaceutical industries. For this purchase, the company recorded an addition to intangible assets of $78,275. The Company estimates that there will be no significant residual value related to this intangible asset, and the costs will be amortized on the straight-line method over 10 years.

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Intangible Assets (continued)

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2009	$123,828
2010	71,328
2011	65,858
2012	43,828
2013	43,828
Thereafter	96,648

$445,318

Note 4. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2008	2007
Laboratory equipment	$2,055,101	$1,831,453
Leasehold improvements	140,022	87,070
Computer equipment	205,933	171,340
Furniture and fixtures	15,308	15,308
Office equipment	3,445	2,000
Construction in progress	111,465	—

	2,531,274	2,107,171
Less accumulated depreciation	1,237,212	974,348

	$1,294,062	$1,132,823

Note 5. Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $325,467 and $356,923 and accumulated amortization of $138,137 and $104,638 as of January 3, 2009 and December 29, 2007, respectively.

Minimum future lease payments under capital leases as of January 3, 2009, are as follows:

Year ending December:
2009	$95,832
2010	38,518
2011	38,518
2012	13,289

Total minimum lease payments	186,157
Less amount representing interest	33,392

Present value of net minimum lease payments	152,765
Less current portion	78,472

Long-term obligations under capital leases	$74,293

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Capitalized Lease Obligations (continued)

Interest expense related to capital leases was $27,005 and $26,682 for the years ended January 3, 2009 and December 29, 2007, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of:

	2008	2007
Salaries and vacation	$122,711	$118,833
Professional services	156,624	159,301
Other	58,721	73,792

	$338,056	$351,926

Note 7. Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2008 and 2007 compared to the Company’s income tax expense for the years ended January 3, 2009 and December 29, 2007 is as follows:

	2008	2007
Income tax expense (benefit) at statutory rate	$(716,000)	$(65,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(111,000)	(9,000)
Nondeductible expenses	15,000	5,000
Change in valuation allowance	812,000	69,000

	$—	$—

The deferred income tax assets and liabilities consisted of the following components as of January 3, 2009 and December 29, 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$2,096,000	$1,256,000
Inventory reserve	94,000	88,000
Allowance for doubtful accounts	11,000	35,000
Accrued expenses	485,000	479,000
Intangibles	73,000	33,000

	2,759,000	1,891,000
Less valuation allowance	2,601,000	1,789,000

	158,000	102,000

Deferred tax liabilities:
Property and equipment	(134,000)	(92,000)
Prepaid expenses	(24,000)	(10,000)

	(158,000)	(102,000)

	$—	$—

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes (continued)

The Company has tax net operating loss carryforwards available to offset future federal taxable income and future state taxable income of approximately $4,987,235 and $4,540,987, respectively which expire in December 31, 2025 and 2026, respectively.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 30, 2007, the Company adopted the provisions of FIN 48. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return, California state tax return and Colorado state tax return. Open tax years for these jurisdictions are 2005 to 2007, which statutes expire in 2009 to 2011, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of January 3, 2009, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s loss from operations, net loss or basic and diluted loss per share for the period ended January 3, 2009.

Note 8. Share-based Compensation and Warrants

Stock option plan: At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the exercise price, vesting periods and expiration dates at the time of grant. Expiration dates are not to exceed 10 years. The Company under its 2007 option plan is authorized to issue stock options that total no more than 4,000,000 shares or 10% of the outstanding amount whichever is greater and was authorized to issue stock options that totaled no more than 2,198,490 under its 2000 option plan. Beginning in 2007, options were no longer issuable under the 2000 option plan. The remaining amount available for issuance under the 2007 option plan totaled 1,912,013 at January 3, 2009. The option awards generally vest ratably over a five-year period following grant date after a passage of time.

The Company recognized share-based compensation expense of $121,185 and $198 in general and administrative expenses in the statement of operations for the years ended January 3, 2009 and December 29, 2007.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years ended January 3, 2009 and December 29, 2007.

Year Ended December	2008	2007
Weighted average volatility	26.75%	28.81%
Expected dividends	0.00%	0.00%
Expected term	6.1 years	6.4 years
Risk-free rate	3.12%	3.86%

For expected volatility, the Company used a benchmark volatility index of publicly held companies in similar industries, as the Company’s historical volatility of the Company’s common stock does not cover the

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Share-based Compensation and Warrants (continued)

period equal to the expected life of the options. The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

The following table summarizes options outstanding and exercisable at January 3, 2009 and December 29, 2007.

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,315,950	$1.11
Options Granted	195,000	1.50
Options Exercised	(2,600)	1.31
Options Forfeited	(34,400)	1.11

Outstanding at December 29, 2007	1,473,950	$1.16
Options Granted	1,892,987	1.50
Options Exercised	(8,000)	1.00
Options Forfeited	(34,630)	1.47

Outstanding at January 3, 2009	3,324,307	$1.35	8.09	$288,772

Exercisable at January 3, 2009	930,050	$0.96	5.60	$288,024

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $1.17 on the last day of business for the period ended January 3, 2009. The total intrinsic value of options exercised during the year ended January 3, 2009 was $400. As of December 29, 2007, the aggregate intrinsic value of outstanding options was $0, as the exercise prices for all outstanding options were higher than the stock price.

As of January 3, 2009, there was $574,027 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.26 years as of January 3, 2009. The weighted average fair value of options granted during the years ended January 3, 2009, and December 29, 2007 was $.38, and $.44 respectively. The realized tax benefit from stock options for the years ended January 3, 2009, and December 29, 2007 was $0, based on the Company’s election of the “with and without” approach. The fair value of the shares that vested during the years ended January 3, 2009 and December 29, 2007 was $11,724 and $17,145.

Warrants: During the fiscal year ended at January 3, 2009, the Company granted warrants as a part of private placement equity offering using New Castle Financial Services, Inc. From March 7, 2008 to July 29, 2008, the company granted 1,718,350 warrants to investors to purchase the Company common stock at $3.00 per share. The Company has the right to call these warrants at $4.50 per share.

In addition, the Company also granted warrants to the placement agent, New Castle Services, Inc. in exchange for part of their services as a placement agent during the fiscal year ended at January 3, 2009. On

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Share-based Compensation and Warrants (continued)

August 7, 2008, the company granted 336,390 warrants to New Castle Financial Services, Inc. to purchase the Company common stock at $1.36 per share.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes based option valuation model. The warrants were valued at $1,224,575 and recorded by the Company in additional paid-in capital. The table below outlines the weighted average assumptions for warrants granted during the year ended January 3, 2009.

Summary of Significant Assumptions	January 3, 2009
Expected Term	5.00
Expected Volatility	22.02%
Expected Dividends	0.00%
Risk Free Rate of Return	2.84%

The expected volatility is based on an average of comparable public companies.

At January 3, 2009, the following warrants were outstanding and exercisable:

Warrants granted in connection with:	Weighted Average Exercise Prices	Number Outstanding And Exercisable At January 3, 2009	Weighted Average Remaining Life
Placement Agent (New Castle)	$1.36	336,390	4.59
Private Placement Equity Offering	$3.00	1,718,350	4.30

	$2.73	2,054,740	4.35

Note 9. Stock Issuances and Redemptions

During the year ended January 3, 2009, the Company received net capital contributions from third party investors through a private placement offering of $4,215,086 in exchange for issuing 3,436,700 shares of common stock. The private placement equity offering, using New Castle Financial Services, Inc. as the placement agent for a significant portion of the offering, has been concluded. The total offering was for 3,436,700 shares at $1.36 per share for a net total of $4,215,086 with $4,116,085 attributable to investors from New Castle. Investors who purchased these shares received one warrant to purchase an additional share of the Company common stock at $3.00 for every two shares of Company common stock they purchased. The Company has the right to call these warrants at $4.50 per share. The total number of warrants issued under this private placement was 1,718,350. New Castle Financial Services, Inc., in exchange for their services as a placement agent received 10% of the cash proceeds from investors who invested in the offering through New Castle and also received a warrant to purchase one share at $1.36 for every ten shares subscribed under the offering through New Castle. This warrant was issued to New Castle upon the completion of their services in conjunction with the private placement.

Additionally, the Company sold 50,000 shares for $50,000 to one of its stockholders. The company also issued 25,502 shares in exchange for outstanding legal billings of $22,669 incurred in prior years.

On June 18, 2008, prior to the Merger, ChromaDex, Inc. repurchased 1,222,795 shares from Bayer AG. In conjunction with this repurchase, ChromaDex, Inc issued a non-interest bearing note to Bayer AG. This note was due December 31, 2008 in the amount of $1,002,691. The note was discounted based on an interest rate of 8.00%

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stock Issuances and Redemptions (continued)

for a discount of $43,074 and the note was recorded at a discounted value of $959,617. This note was repaid on December 18, 2008. The repurchased shares were cancelled on June 18, 2008.

Note 10. Lease Commitments

The Company leases its office and research facilities in California and Colorado under operating lease agreements that expire at various dates from March 2009 through December 2013. Monthly lease payments range from $1,029 per month to $24,536 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a noncurrent liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Years ending December:
2009	$499,450
2010	506,076
2011	223,264
2012	204,383
2013	211,994

$1,645,167

Rent expense was $416,612, and $402,577 for the years ended January 3, 2009 and December 29, 2007, respectively.

Note 11. Related Party Transactions

At January 3, 2009 and December 29, 2007, the Company owed $1,178,206 and $1,167,822, respectively, to two officers relating to unpaid compensation. The amounts owed to officers are unsecured, non-interest bearing, and payable on demand.

Note 12. Litigation

From time to time the Company has and expects to have claims and pending legal proceedings that generally involve product liability, professional service and employment issues. These proceedings are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of management, such proceedings are substantially covered by insurance and/or are without merit, and the ultimate disposition of such proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13. Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,424,000 and $1,252,000 for the years ended January 3, 2009 and December 29, 2007 respectively. International sources from which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

CHROMADEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Business Segmentation and Geographical Distribution (continued)

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

Note 14. Management’s Plans for Operations

The Company has incurred a loss from operations of $2,068,033 and a net loss of $2,104,476 for the year ended January 3, 2009, and a net loss of $189,875 for the year ended December 29, 2007. The loss for the year ended January 3, 2009 reflects one-time legal and accounting costs associated with the Merger and subsequent costs associated with becoming a public reporting entity. The legal and accounting one-time costs for the year ended January 3, 2009 were approximately $640,000. The Company also has incurred and expects to incur significant future costs related to reporting, legal, accounting and compliance as a public reporting entity. In addition, management has invested heavily in additional personnel and selling expenses to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, marketing, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the FDA’s guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded its marketing plan to target the pharmaceutical, cosmetic and food sectors to support the reference standards, analytical services and discovery libraries product lines.

The Company believes the capital raised during the year ended January 3, 2009, will be sufficient to implement its current business plan through the third quarter of 2009, however, the Company may determine that it needs additional financing to implement its business plan, and there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2009. The inability to raise additional financing may have a material adverse effect on the Company.

Item 8A.	TRANSITION REPORT FOR CODY RESOURCES INC.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cody Resources, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Cody Resources, Inc. (A Development Stage Company) as of December 29, 2007 and November 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period December 1, 2007 through December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cody Resources, Inc. (A Development Stage Company) as of December 29, 2007 and November 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period December 1, 2007 through December 29, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates, Chartered

Las Vegas, Nevada

March 27, 2009

CODY RESOURCES, INC.

(A Development Stage Company)

Balance Sheets

	December 29, 2007	November 30, 2007
ASSETS
CURRENT ASSETS
Cash	$580	$580

Total Current Assets	580	580

TOTAL ASSETS	$580	$580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$400	$400

Total Current Liabilities	400	400

STOCKHOLDERS’ EQUITY

Common stock; $0.001 par value, 50,000,000 shares authorized, 1,390,000 shares issued and outstanding	1,390	1,390
Additional paid-in capital	38,610	38,610
Stock subscription receivable	—	—
Accumulated deficit	(39,820)	(39,820)

Total Stockholders’ Equity (Deficit)	180	180

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580	$580

The accompanying notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.

(A Development Stage Company)

Statements of Operations

For the Period December 1, 2007 to December 29, 2007
REVENUES	$—
COST OF GOODS SOLD	—

GROSS PROFIT	—
OPERATING EXPENSES
General and administrative expenses	—
Professional fees	—

Total Operating Expenses	—

NET INCOME	$—

BASIC AND DILUTED EARNINGS PER SHARE	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,390,000

The accompanying notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, November 30, 2007	1,390,000	$1,390	$38,610	$(39,820)	$180
Net Income for the period December 1, 2007 to December 29, 2007	—	—	—	—	—

Balance, December 29, 2007	1,390,000	$1,390	$38,610	$(39,820)	$180

The accompanying notes are an integral part of these interim financial statements.

CODY RESOURCES, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Period December 1, 2007 to December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for debt	—
Changes in operating assets and liabilities Increase (decrease) in accounts payable

Net Cash Used by Operating Activities	—

CASH FLOWS FROM INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash

Net Cash Provided by Financing Activities	—

NET INCREASE IN CASH	—
CASH AT BEGINNING OF PERIOD	580

CASH AT END OF PERIOD	$580

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—
Income Taxes	$—

The accompanying notes are an integral part of these interim financial statements.

NOTES TO FINANCIAL STATEMENTS

FOR CODY RESOURCES, INC.

Note 1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business—Cody Resources, Inc. (hereinafter referred to as the “Cody”) located in Las Vegas, Nevada was incorporated in Nevada on July 20, 2006. Cody is in the mineral exploration and development business. Cody has not commenced production of minerals.

Development Stage Company—The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced; there has been no significant revenue there from. Cody has not commenced its planned principal operations and therefore is considered a Development Stage Company.

Year-end—Cody’s year-end is November 30. However, for the transition period reporting purpose, only the period December 1, 2007 to December 29, 2007 are presented in the financial statements.

Use of estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and expense recognition—Revenues are recognized when products are delivered and accepted by the customer. Costs and expenses are recognized during the period in which they are incurred.

Income taxes—Cody accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

For the period December 1, 2007 to December 29, 2007, there were not any deferred tax assets, as the company did not have any activities. At December 29, 2007, Cody had net operating loss carry forwards of approximately $39,820 that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 29, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Research and development costs—Cody accounts for research and development costs in accordance with the Statement of Financial Standards No. 2 “Accounting for Research and Development Costs”, which requires that all research and development costs must be charged to expense as incurred. Accordingly, internal research

NOTES TO FINANCIAL STATEMENTS

FOR CODY RESOURCES, INC. (CONTINUED)

Note 1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and development costs are expenses as incurred. Third party research and development costs are expenses when the contracted work has been performed or as milestone results have been achieved.

Cody-sponsored research and development costs related to both present and future products are expensed in the period incurred. Cody has incurred no expenses on research and development to date.

Mineral Property Payments and Exploration Costs—Cody expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to the establishment of proven and probable reserves. To date, Cody has not established the commercial feasibility of its exploration prospects; therefore, all costs are to be expensed.

Concentrations of Risk—Cody’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 29, 2007, Cody’s bank deposits did not exceed the insured amounts.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period. Cody has no common stock equivalents outstanding as of December 29, 2007.

For the Period December 1, 2007 to December 29, 2007
Earnings (numerator)	$—
Shares (denominator)	1,390,000

Per share amount	$—

Advertising—Cody expenses its advertising as incurred. There has been no advertising since inception.

Note 2. CAPITAL STOCK TRANSACTIONS

Common Stock—The authorized common stock is 50,000,000 shares with a par value of $0.001 per share. As of December 29, 2007, Cody had 1,390,000 shares of common stock issued and outstanding.

Note 3. EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. Cody does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

NOTES TO FINANCIAL STATEMENTS

FOR CODY RESOURCES, INC. (CONTINUED)

Note 3. EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS (CONTINUED)

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Cody does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and Cody is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on Cody’s financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on Cody’s financial position, statements of operations, or cash flows at this time.

NOTES TO FINANCIAL STATEMENTS

FOR CODY RESOURCES, INC. (CONTINUED)

Note 3. EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS (CONTINUED)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on Cody’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Cody has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Cody currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on Cody’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). Cody will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on Cody’s consolidated financial position, results of operations or cash flows.

NOTES TO FINANCIAL STATEMENTS

FOR CODY RESOURCES, INC. (CONTINUED)

Note 3. EFFECT OF RECENTLY ISSUED ACCOUNT STANDARDS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Cody will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on Cody’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. Cody will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

Note 4. GOING CONCERN

Cody’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Cody has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of Cody to continue as a going concern is dependent on Cody obtaining adequate capital to fund operating losses until it becomes profitable. If Cody is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, Cody will need, among other things, additional capital resources. Management’s plans to obtain such resources for Cody include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that Cody will be successful in accomplishing any of its plans.

The ability of Cody to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Cody is unable to continue as a going concern.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent and registered public accounting firm on accounting and financial disclosure.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of January 3, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2009.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of ChromaDex is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of January 3, 2009. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 3, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Proposal 1 : Election of Directors”, “Executive Officers of the Registrant”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations—Corporate Governance.” If the Company shall amend its Code of Conduct as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the Code of Conduct to any such person, the Company shall disclose such amendment or waiver on its website at www.chromadex.com under the tab “Investor Relations—Corporate Governance.”

Item 11.	Executive Compensation

Information concerning management remuneration and transactions is incorporated by reference from the section entitled “Director Compensation” and “Executive Compensation” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the equity compensation plans of ChromaDex as of January 3, 2009:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,324,307	$1.35	1,912,013	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,324,307	$1.35	1,912,013	(1)

(1)	The ChromaDex, Inc. 2007 Second Amended and Restated Equity Incentive Plan the (“2007 Plan”). The maximum number of shares authorized for issuance under this plan is the greater of 4,000,000 shares of common stock or 10% of the shares of common stock of the Company issued and outstanding on any date during the term of the 2007 Plan, as determined in accordance with Section 13(a) of the 2007 Plan, subject to specified adjustment.

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions

Information concerning relationships and related transactions with management and others is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants” of our definitive Proxy Statement to be with the SEC filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

List of Exhibits

Reference is made to the Exhibit Index immediately preceding such Exhibits of this Annual Report on Form 10-K.

Item 16.	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of April 2009.

CHROMADEX CORPORATION

By:	/s/ FRANK L. JAKSCH, JR.
Frank L. Jaksch, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH, JR. Frank L. Jaksch, Jr.	Co-Chairman of the Board, Chief Executive Officer, President, Director (Principal Executive Officer)	April 3, 2009

/s/ TOM VARVARO Tom Varvaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	April 3, 2009

/s/ STEPHEN BLOCK Stephen Block	Director	April 3, 2009

/s/ REID DABNEY Reid Dabney	Director	April 3, 2009

/s/ MARK S. GERMAIN Mark S. Germain	Co-Chairman of the Board, Director	April 3, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.2	Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1	Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock

4.2	Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3	Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5	Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

10.1	ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.3	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5	Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

Exhibit Number	Description
10.6	First Amendment to Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. Amended August 21, 2008 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2008)(1)+

10.7	Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.8	First Amendment to Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and ChromaDex, Inc. Amended August 21, 2008 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2008)(1)+

10.9	Standard Industrial/Commercial Multi-Tenant Lease—Net dated December 19, 2006, by and between the ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.10	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”). (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.11	Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12	Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.13	Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.14	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15	Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16	Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17	Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender. (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

Exhibit Number	Description
10.18	Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc.* (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Moore & Associates, Chartered, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.

+	Indicates management contract or compensatory plan or arrangement.

*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.