Form 10-Q
period 2009-04-04
ChromaDex Corp.
filed 2009-05-15
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

Commission File Number: 000-53290

CHROMADEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd Suite G, Irvine, California,	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949)-429-0288

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of shares of common stock of the registrant: 28,838,216 outstanding as of May 13, 2009.

CHROMADEX CORPORATION

2009 QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of April 4, 2009 and January 3, 2009

	April 4, 2009	January 3, 2009
Assets
Current Assets
Cash	$842,988	$1,125,504
Trade receivables, net	454,370	349,052
Inventories	792,889	711,584
Prepaid expenses and other	97,030	112,609

Total current assets	2,187,277	2,298,749

Leasehold improvements and equipment, net	1,237,197	1,294,062

Deposits and other noncurrent assets
Deposits	41,682	44,981
Intangible assets, net	414,360	445,318

	456,042	490,299

	$3,880,516	$4,083,110

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$498,201	$444,337
Accrued expenses	369,992	338,056
Current maturities of capital lease obligations	65,010	78,472
Due to officers	1,178,206	1,178,206
Customer deposits and other	51,548	34,260

Total current liabilities	2,162,957	2,073,331

Capital lease obligations, less current maturities	67,611	74,293

Deferred rent	177,665	186,323

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding April 4, 2009 and January 3, 2009 28,838,216 shares	28,838	28,838
Additional paid-in capital	8,967,245	8,920,283
Accumulated deficit	(7,523,800)	(7,199,958)

	1,472,283	1,749,163

	$3,880,516	$4,083,110

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ending April 4, 2009 and March 29, 2008

	Three Months Ended
	April 4, 2009	March 29, 2008
Sales	$1,447,127	$1,059,716
Cost of goods sold	979,054	660,272

Gross profit	468,073	399,444

Operating expenses:
Selling	221,622	171,984
General and administrative	566,643	343,154

	788,265	515,138

Operating loss	(320,192)	(115,694)

Nonoperating (income) expenses:
Interest expense	5,245	7,616
Interest income	(1,595)	(404)

	3,650	7,212

Net loss	$(323,842)	$(122,906)

Basic and Diluted loss per common share	$(0.01)	$(0.00)

Basic and Diluted average common shares outstanding	28,838,216	26,968,140

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Month Periods ending April 4, 2009 and March 29, 2008

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash Flows from Operating Activities
Net loss	$(323,842)	$(122,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	67,926	59,664
Amortization of intangibles	30,958	28,453
Stock-based compensation expense	46,962	184
Due to Officers	—	10,384
Changes in operating assets and liabilities:
Accounts receivable	(105,318)	54,264
Inventories	(81,305)	(60,227)
Prepaid expenses and other	18,878	(20,257)
Accounts payable	53,864	(243,314)
Deferred rent	(8,658)	(4,963)
Accrued expenses	31,936	(51,706)
Customer deposits and other	17,288	(12,211)

Net cash (used in) operating activities	(251,311)	(362,635)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(11,061)	(191,239)

Net cash (used in) investing activities	(11,061)	(191,239)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	1,962,502
Principal payments on capital leases	(20,144)	(17,752)

Net cash provided by (used in) financing activities	(20,144)	1,944,750

Net increase (decrease) in cash	(282,516)	1,390,876
Cash:
Beginning	1,125,504	303,785

Ending	$842,988	$1,694,661

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,245	$7,616

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of April 4, 2009 and results of operations and cash flows for the three months ended April 4, 2009 and March 29, 2008. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2009 appearing in the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009. Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company creates and supplies botanical reference standards along with related phytochemical products and services. The Company’s main priority is to create industry-accepted information, and to provide products and services to every layer of the functional food, pharmaceutical, personal care and dietary supplement markets. The Company provides these services at various terms with payment terms of primarily net 30 days.

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31 and the Company’s normal fiscal quarters end on the Saturday 13 weeks after the last fiscal year end or fiscal quarter end. The fiscal year for 2008 included 53 weeks instead of the normal 52 weeks, and consequently the fourth fiscal quarter of the fiscal year for 2008 included 14 weeks instead of the normal 13 weeks. The inclusion of an extra week occurs every fifth or sixth fiscal year due to the Company’s floating year-end date. The fiscal year for 2009 includes 52 weeks, and consequently the fiscal quarters for the fiscal year for 2009 each include 13 weeks.

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended April 4, 2009 and March 29, 2008, the basic and diluted shares reported are equal as the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities for the periods ended April 4, 2009 and March 29, 2008.

	Three Months ending
	April 4, 2009	March 29, 2008
Basic average common shares outstanding	28,838,216	26,968,140
Warrants and options in the money, net	—	—

Weighted average common shares outstanding assuming dilution	28,838,216	26,968,140

NOTE 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	April 4, 2009	January 3, 2009
Laboratory equipment	$2,059,476	$2,055,101
Leasehold Improvements	145,495	140,022
Computer equipment	207,214	205,933
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in Progress	111,397	111,465

	2,542,335	2,531,274
Less accumulated depreciation	1,305,138	1,237,212

	$1,237,197	$1,294,062

NOTE 4. Share-based Compensation

A summary of option activity as of April 4, 2009 and March 29, 2008, and changes during the periods then ended is presented below:

	For the three months ended
	April 4, 2009	March 29, 2008
Options granted	355,000	5,000
Options forfeited	—	—
Total share-based compensation expense	$46,962	$184
Weighted average grant date fair value, options	$0.19	$0.01
Total unrecognized compensation cost	$595,351	$3,310
Remaining weighted average years cost will be recognized over	3.10	3.80

NOTE 5. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $323,842 for the three month period ended April 4, 2009 and a net loss of $122,906 for the three month period ended March 29, 2008. The loss for the three month period ended April 4, 2009 reflects costs related to reporting, legal, accounting and compliance as a public reporting entity, and the Company expects to incur significant future costs associated with being a public reporting entity. In addition management has invested heavily in additional personnel and selling expenses to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) upcoming guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded it marketing plan to target the pharmaceutical, cosmetic and sectors to support the reference standards, analytical services and discovery libraries product lines.

The Company believes the capital raised during the year ended January 3, 2009, will be sufficient to implement its current business plan through the next ten months, however, the Company may determine that it needs additional financing to implement its business plan, and there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2009. The inability to raise additional financing may have a material adverse effect on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2009 and beyond to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and other risks are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009 and in future reports the Company files with the Commission. Readers of this Quarterly Report on Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of ChromaDex together with the financial statements and the related notes presented in this report.

Overview

ChromaDex Corporation and its subsidiaries (collectively, “ChromaDex”, or the “Company”) supply phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. The Company’s strategy is to license its intellectual property (“IP”) to companies who will commercialize it. The Company anticipates that the net result will be a long term flow of intellectual property milestone and royalty payments for the Company.

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

We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next ten months. We may, however, seek additional capital in the next ten months in order to further enable our long term strategic plans. This additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources if we determine that we need additional financing to implement our business plan. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

The Food and Drug Administration (“FDA”) is currently in the process of starting to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). The GMPs call for a three-year phase-in period and as of June, 2008, large manufacturers are held accountable under these new regulations. In June, 2009, medium manufacturers will be held accountable, followed by small manufacturers in June, 2010. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material impact on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

Results of Operations

ChromaDex generated net sales of $1,447,127 for the three month period ended April 4, 2009 and $1,059,716 for the three month period ended March 29, 2008. ChromaDex incurred a net loss of $323,842 for the three month period ended April 4, 2009 and had net loss of $122,906 for the three month period ended March 29, 2008. This equated to a $0.01 loss per basic and diluted share for the three month period ended April 4, 2009 versus a nominal amount per basic and diluted share for the three month period ended March 29, 2008.

Over the next ten months, we plan to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives if our capital resources are sufficient. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities.

Net Sales

Net Sales consist of Gross sales less returns, discounts and freight costs. Net sales increased by 37% to $1,447,127 for the three month period ended April 4, 2009 as compared to $1,059,716 for the three month period ended March 29, 2008. This increase was due to our additional service offerings and increased demand for our existing products and services.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended April 4, 2009 was $979,054 versus $660,272 for the three month period ended March 29, 2008. As a percentage of net sales, this represented a 5% increase for the three month period ended April 4, 2009 compared with the three month period ended March 29, 2008. This percentage increase in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses as well as sales of high volume products which have higher raw materials costs associated with them.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 17% to $468,073 for the three month period ended April 4, 2009 from $399,444 for the three month period ended March 29, 2008. The increased sales contributed to this increase in gross profit.

Operating Expenses—Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the three month period ended April 4, 2009 was $221,622 as compared to $171,984 for the three month period ended March 29, 2008. This increase was primarily due to increased advertising and marketing across different customer sectors, as well as wages and commission associated with the expansion of our sales staff.

Operating Expenses—General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three month period ended April 4, 2009 were $566,643 as compared to $343,154 for the three month period ended March 29, 2008. This increase was primarily due to increases in insurance and ongoing additional costs of legal, accounting, salaries, and consulting related to current and future Securities Exchange Act of 1934 compliance as a result of being a public company.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three month period ended April 4, 2009 was $5,245 compared to $7,616 for the three month period ended March 29, 2008.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three month period ended April 4, 2009, was $1,595 as compared to $404 for the three month period ended March 29, 2008. For the three month period ended April 4, 2009, the interest income was earned primarily on cash in money market accounts as compared to the interest income for the three month period ended March 29, 2008, which was earned as the result of interest that was forgiven upon the negotiated payback of a long term debt to a third party.

Depreciation and Amortization

For the three month period ended April 4, 2009, we recorded approximately $67,926 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the three month period ended April 4, 2009, we recorded an amortization for intangible assets of approximately $30,958. We test intangible assets for impairment on the last day of the fiscal year annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources

Since inception and through April 4, 2009, we have incurred aggregate losses of $7.5 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

Net cash used in operating activities

Net cash used in operating activities for the three months ended April 4, 2009 and March 29, 2008 were $251,000 and $363,000, respectively. The decrease in net cash used in operating activities mainly reflects an increase in cash provided by accounts payable and accrued expenses due to the timing of payments related to our legal and other professional services, partially offset by an increase in inventory as well as the net loss adjusted for non-cash items.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $11,000 for the three months ended April 4, 2009, compared to $191,000 for the three months ended March 29, 2008. The decrease in cash used in investing activities mainly reflects the timing of purchases of equipment for our service business.

Net cash provided by financing activities

Net cash used by financing activities was $20,000 for the three months ended April 4, 2009, compared to $1.9 million provided for the three months ended March 29, 2008. The net cash provided by financing activities for the three months ended March 29, 2008, mainly consisted of net proceeds from a private placement.

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

Off-Balance Sheet Arrangements

During the three months ended April 4, 2009, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of April 4, 2009. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ChromaDex Corporation (Registrant)

Date:	May 15, 2009	/s/ THOMAS C. VARVARO
Thomas C. Varvaro Chief Financial Officer