Form 10-Q
period 2009-07-04
ChromaDex Corp.
filed 2009-08-18
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant: 28,838,216 outstanding as of August 17, 2009.

CHROMADEX CORPORATION

2009 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of July 4, 2009 and January 3, 2009

	July 4, 2009	January 3, 2009
Assets
Current assets
Cash	$606,575	$1,125,504
Trade receivables, net	418,659	349,052
Inventories	848,425	711,584
Prepaid expenses and other	62,801	112,609

Total current assets	1,936,460	2,298,749

Leasehold improvements and equipment, net	1,178,129	1,294,062

Deposits and other noncurrent assets
Deposits	41,682	44,981
Intangible assets, net	383,404	445,318

	425,086	490,299

	$3,539,675	$4,083,110

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$486,303	$444,337
Accrued expenses	293,777	338,056
Current maturities of capital lease obligations	51,182	78,472
Due to officers	1,178,206	1,178,206
Customer deposits and other	63,660	34,260

Total current liabilities	2,073,128	2,073,331

Capital lease obligations, less current maturities	60,653	74,293

Deferred rent	173,881	186,323

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding July 4, 2009 and January 3, 2009 28,838,216 shares	28,838	28,838
Additional paid-in capital	9,018,075	8,920,283
Accumulated deficit	(7,814,900)	(7,199,958)

	1,232,013	1,749,163

	$3,539,675	$4,083,110

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ending July 4, 2009 and June 28, 2008

	Three Months Ended
	July 4, 2009	June 28, 2008
Sales	$1,342,716	$1,198,885
Cost of goods sold	865,071	832,905

Gross profit	477,645	365,980

Operating expenses:
Selling	219,596	159,558
General and administrative	544,964	832,596

	764,560	992,154

Operating loss	(286,915)	(626,174)

Nonoperating (income) expenses:
Interest expense	4,602	7,052
Interest income	(417)	(11,550)

	4,185	(4,498)

Net loss	$(291,100)	$(621,676)

Basic and Diluted loss per common share	$(0.01)	$(0.02)

Basic and Diluted average common shares outstanding	28,838,216	28,810,539

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Six Month Periods ending July 4, 2009 and June 28, 2008

	Six Months Ended
	July 4, 2009	June 28, 2008
Sales	$2,789,843	$2,258,601
Cost of goods sold	1,844,125	1,493,177

Gross profit	945,718	765,424

Operating expenses:
Selling	441,218	331,542
General and administrative	1,111,608	1,175,750

	1,552,826	1,507,292

Operating loss	(607,108)	(741,868)

Nonoperating (income) expenses:
Interest expense	9,847	14,668
Interest income	(2,013)	(11,954)

	7,834	2,714

Net loss	$(614,942)	$(744,582)

Basic and Diluted loss per common share	$(0.02)	$(0.03)

Basic and Diluted average common shares outstanding	28,838,216	27,889,339

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Month Periods ending July 4, 2009 and June 28, 2008

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash Flows from Operating Activities
Net loss	$(614,942)	$(744,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	136,257	123,248
Amortization of intangibles	61,914	56,906
Share-based compensation expense	97,792	33,776
Due to officers	—	10,384
Changes in operating assets and liabilities:
Accounts receivable	(69,607)	(129,118)
Inventories	(136,841)	(80,870)
Prepaid expenses and other	53,107	(38,664)
Accounts payable	41,966	46,917
Deferred rent	(12,442)	(10,951)
Accrued expenses	(44,279)	(35,774)
Customer deposits and other	29,400	(71,551)

Net cash (used in) operating activities	(457,675)	(840,279)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(25,324)	(300,516)
Proceeds from return of purchased equipment	5,000	—

Net cash (used in) investing activities	(20,324)	(300,516)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	3,288,754
Principal payments on capital leases	(40,930)	(36,124)

Net cash provided by (used in) financing activities	(40,930)	3,252,630

Net increase (decrease) in cash	(518,929)	2,111,835
Cash:
Beginning	1,125,504	303,785

Ending	$606,575	$2,415,620

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,847	$14,668
Supplemental Schedules of Noncash Financing Activities
Note payable incurred for repurchase of common stock	$—	$959,617

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of July 4, 2009 and results of operations and cash flows for the three and six months ended July 4, 2009 and June 28, 2008. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2009 appearing in the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009. Operating results for the six months ended July 4, 2009 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended July 4, 2009 and June 28, 2008, the basic and diluted shares reported are equal as the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities for the periods ended July 4, 2009 and June 28, 2008.

	Three Months ending		Six Months ending
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Basic average common shares outstanding	28,838,216	28,810,539	28,838,216	27,889,339
Warrants and options in the money , net	—	2,682,771	—	2,682,771

Weighted average common shares outstanding assuming dilution	28,838,216	31,493,310	28,838,216	30,572,110

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	July 4, 2009	January 3, 2009
Laboratory equipment	$2,054,476	$2,055,101
Leasehold improvements	185,124	140,022
Computer equipment	207,214	205,933
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in progress	86,031	111,465

	2,551,598	2,531,274
Less accumulated depreciation	1,373,469	1,237,212

	$1,178,129	$1,294,062

Note 4. Share-based Compensation

	For the three months ended		For the six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Options granted	564,301	1,822,987	919,301	1,827,987
Options forfeited	45,422	15,000	45,422	15,000
Total share-based compensation expense	$50,830	$33,590	$97,792	$33,776
Weighted average grant date fair value, options	$0.07	$0.40	$0.12	$0.40
Total unrecognized compensation cost	$580,505	$687,169	$580,505	$687,169
Remaining weighted average period cost will be recognized over	3.05	3.75	3.05	3.75

Note 5. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $614,942 for the six month period ended July 4, 2009 and a net loss of $744,582 for the six month period ended June 28, 2008. The loss for the six month period ended July 4, 2009 reflects costs related to reporting, legal, accounting and compliance as a public reporting entity, and the Company expects to incur significant future costs associated with being a public reporting entity. In addition management has invested heavily in additional personnel and selling expenses over the past year to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines.

The Company believes the capital raised during the year ended January 3, 2009, will be sufficient to implement its current business plan through January, 2010, however, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on the Company.

Note 6. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 this quarter and it had no effect on our financial position or results of operations. We evaluated for disclosure any subsequent events through the August 18, 2009 filing date of this document, and determined there are no material events that warrant disclosure.

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

Overview

ChromaDex Corporation and its subsidiaries (collectively, “ChromaDex”, or the “Company”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. ChromaDex’s core business strategy is to use the intellectual property harnessed by its expertise in the area of natural products and in the creation of reference materials to the industry as the basis for providing new and alternative, “green”, mass marketable products to its customers. The Company’s strategy is to license its intellectual property (“IP”) to companies who will commercialize it. The Company anticipates that the net result will be a long term flow of intellectual property milestone and royalty payments for the Company.

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

We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through January, 2010. We may, however, seek additional capital prior to the end of January, 2010 in order to further enable our long-term strategic objectives. This additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources if we determine that we need additional financing to implement our business plan. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

The Food and Drug Administration (“FDA”) is currently in the process of starting to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). The GMPs call for a three year phase in period and as of June, 2009, both large and medium manufacturers are held accountable under these new regulations. In June, 2010, small manufacturers will be held accountable as well. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material adverse effect on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

Results of Operations

ChromaDex generated net sales of $2,789,843 for the six month period ended July 4, 2009 and $2,258,601 for the six month period ended June 28, 2008. ChromaDex incurred a net loss of $614,942 for the six month period ended July 4, 2009 and had a net loss of $744,582 for the six month period ended June 28, 2008. This equated to a $0.02 loss per basic and diluted share for the six month period ended July 4, 2009 versus a $0.03 loss per basic and diluted share for the six month period ended June 28, 2008. For the three month period ended July 4, 2009, ChromaDex generated net sales of $1,342,716 and a net loss of $291,100 versus net sales of $1,198,885 and a net loss of $621,676 for the three month period ended June 28, 2008. This was a $0.01 loss per basic and diluted share for the three month period ended July 4, 2009 versus a $0.02 loss per basic and diluted share for the three month period ended June 28, 2008.

Over the next six months, we plan on expanding our service capacity through hiring and implementing accreditation and certification programs related to quality initiatives based on customer demand and to the extent our capital resources are sufficient. In addition, we plan on expanding our chemical library program and establishing a GMP compliant pilot plant to support small to medium scale production of target compounds or partner with a company that has these capabilities through a collaboration.

Net Sales

Net Sales consist of Gross sales less returns, discounts and freight. Net sales increased by 12% to $1,342,716 for the three month period ended July 4, 2009 as compared to $1,198,885 for the three month period ended June 28, 2008. For the six month period ended July 4, 2009, net sales increased by 24% to $2,789,843 as compared to $2,258,601 for the six month period ended June 28, 2008. This increase was due to our additional service offerings and increased demand for our existing products and services.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three and six month periods ended July 4, 2009 were $865,071 and $1,844,125 respectively versus $832,905 and $1,493,177 for the three and six month periods ended June 28, 2008. As a percentage of net sales, this represented a 5% decrease for the three month period ended July 4, 2009 compared with the three month period ended June 28, 2008. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales with a reduction of certain labor and overhead costs. Despite this decrease, the cost of sales as a percentage of net sales remained at the same level for the six month period ended July 4, 2009 compared with the six month period ended June 28, 2008. This was largely due to increased sales of high volume products during the first three months of the six month period ended July 4, 2009. These high volume products have significantly higher raw material costs associated with them.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 31% to $477,645 for the three month period ended July 4, 2009 from $365,980 for the three month period ended June 28, 2008. The increase in sales coupled with a decrease in labor and overhead costs contributed to this increase in gross profit. For the six month period ended July 4, 2009, gross profit increased 24% to $945,718 from $765,424 for the six month period ended June 28, 2008. Increased sales coupled with only a marginal increase in labor and overhead costs contributed to this increase in gross profit.

Operating Expenses—Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the three and six month periods ended July 4, 2009 were $219,596 and $441,218 as compared to $159,558 and $331,542 for the three and six month periods ended June 28, 2008. This increase was primarily due to increased advertising and marketing across different customer sectors, as well as wages and commission associated with the expansion of our sales staff.

Operating Expenses—General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three and six month periods ended July 4, 2009 were $544,964 and $1,111,608 as compared to $832,596 and $1,175,750 for the three and six month periods ended June 28, 2008. This decrease was primarily due to one-time legal and accounting costs related to a private placement and our merger into a wholly owned subsidiary of Cody Resources, Inc. during the three month period ended June 28, 2008.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and six month periods ended July 4, 2009 were $4,602 and $9,847 compared to $7,052 and $14,668 for the three and six month periods ended June 28, 2008. This decrease was primarily due to certain capital lease obligations reaching their end of term.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and six month periods ended July 4, 2009, were $417 and $2,013 as compared to $11,550 and $11,954 for the three and six month periods ended June 28, 2008. This decrease was primarily due to falling interest rates and a decrease in cash balance in our money market accounts.

Depreciation and Amortization

For the six month period ended July 4, 2009, we recorded approximately $136,257 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the six month period ended July 4, 2009, we recorded an amortization for intangible assets of approximately $61,914. We test intangible assets for impairment on the last day of the fiscal year annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources

Since inception and through July 4, 2009, we have incurred aggregate losses of $7.8 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, the Company may determine that it needs additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on the Company.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 4, 2009 and June 28, 2008 were $458,000 and $840,000, respectively. The decrease in net cash used in operating activities largely reflects a decrease in the net loss adjusted for non-cash items and an increase in cash provided by customer deposits, accounts payable and prepaid expenses.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $20,000 for the six months ended July 4, 2009, compared to $301,000 for the six months ended June 28, 2008. The decrease in cash used in investing activities mainly reflects the timing of purchases of equipment for our service business.

Net cash used in financing activities

Net cash used in financing activities was $41,000 for the six months ended July 4, 2009, compared to $3.3 million provided for the six months ended June 28, 2008. The net cash provided by financing activities for the six months ended June 28, 2008, mainly consisted of net proceeds from a private placement.

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

Off-Balance Sheet Arrangements

During the six months ended July 4, 2009, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of July 4, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4(T).    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2009, the 2009 Annual Meeting of Shareholders of ChromaDex was held. The following is a brief description of matters voted upon at the meeting and tabulation of the voting therefore:

Proposal One: Election of Directors.

	Number of Votes
Nominee	For	Against	Abstain
Stephen Block	18,271,999	0	0
Reid Dabney	18,246,999	25,000	0
Hugh Dunkerley	18,246,999	25,000	0
Mark S. Germain	18,271,999	0	0
Frank L. Jaksch Jr.	18,271,999	0	0
Kevin M. Jaksch	18,271,999	0	0
Thomas C. Varvaro	18,271,999	0	0

There were no broker non-votes with respect to the election of directors.

Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.

A proposal to ratify the selection of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm to audit the books of account and other corporate records of ChromaDex for the fiscal year ending January 2, 2010 was adopted, with 18,033,894 votes cast for, no votes cast against and 238,105 abstaining. There were no broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Second Amendment to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and ChromaDex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation (Registrant)

Date:	August 18, 2009	/s/ THOMAS C. VARVARO
Thomas C. Varvaro Chief Financial Officer