Form 10-Q
period 2009-10-03
ChromaDex Corp.
filed 2009-11-17
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Number of shares of common stock of the registrant: 28,838,216 outstanding as of November 16, 2009.

CHROMADEX CORPORATION

2009 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

As of October 3, 2009 and January 3, 2009

	October 3, 2009	January 3, 2009
Assets
Current assets
Cash	$501,425	$1,125,504
Trade receivables, net	499,727	349,052
Inventories	889,150	711,584
Prepaid expenses and other	107,791	112,609

Total current assets	1,998,093	2,298,749

Leasehold improvements and equipment, net	1,123,506	1,294,062

Deposits and other noncurrent assets
Deposits	33,392	44,981
Intangible assets, net	352,447	445,318

	385,839	490,299

	$3,507,438	$4,083,110

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$473,576	$444,337
Accrued expenses	294,732	338,056
Current maturities of capital lease obligations	36,979	78,472
Due to officers	1,178,206	1,178,206
Customer deposits and other	186,541	34,260

Total current liabilities	2,170,034	2,073,331

Capital lease obligations, less current maturities	53,409	74,293

Deferred rent	173,579	186,323

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding October 3, 2009 and January 3, 2009 28,838,216 shares	28,838	28,838
Additional paid-in capital	9,074,022	8,920,283
Accumulated deficit	(7,992,444)	(7,199,958)

	1,110,416	1,749,163

	$3,507,438	$4,083,110

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ending October 3, 2009 and September 27, 2008

	Three Months Ended
	October 3, 2009	September 27, 2008
Sales	$1,433,086	$1,069,003
Cost of goods sold	953,043	881,839

Gross profit	480,043	187,164

Operating expenses:
Selling	190,153	178,439
General and administrative	463,618	704,018

	653,771	882,457

Operating loss	(173,728)	(695,293)

Nonoperating (income) expenses:
Interest expense	3,938	27,208
Interest income	(122)	(12,154)

	3,816	15,054

Net loss	$(177,544)	$(710,347)

Basic and Diluted loss per common share	$(0.01)	$(0.02)

Basic and Diluted average common shares outstanding	28,838,216	28,600,943

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Nine Month Periods ending October 3, 2009 and September 27, 2008

	Nine Months Ended
	October 3, 2009	September 27, 2008
Sales	$4,222,929	$3,327,605
Cost of goods sold	2,797,168	2,375,017

Gross profit	1,425,761	952,588

Operating expenses:
Selling	631,371	509,980
General and administrative	1,575,226	1,879,768

	2,206,597	2,389,748

Operating loss	(780,836)	(1,437,160)

Nonoperating (income) expenses:
Interest expense	13,785	41,877
Interest income	(2,134)	(24,108)

	11,651	17,769

Net loss	$(792,487)	$(1,454,929)

Basic and Diluted loss per common share	$(0.03)	$(0.05)

Basic and Diluted average common shares outstanding	28,838,216	28,126,540

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Month Periods ending October 3, 2009 and September 27, 2008

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash Flows from Operating Activities
Net loss	$(792,487)	$(1,454,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	202,465	187,856
Amortization of intangibles	92,871	87,279
Stock issued for services provided	—	22,669
Stock-based compensation expense	153,739	77,459
Due to officers	—	10,384
Interest added to notes payable	—	20,740
Changes in operating assets and liabilities:
Accounts receivable	(150,675)	(157,118)
Inventories	(177,566)	(129,579)
Prepaid expenses and other	16,407	(76,053)
Accounts payable	29,239	(111,542)
Deferred rent	(12,744)	(16,509)
Accrued expenses	(43,323)	(38,006)
Customer deposits and other	152,281	(93,031)

Net cash (used in) operating activities	(529,793)	(1,670,380)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(36,909)	(344,918)
Purchases of intangible assets	—	(78,275)
Proceeds from return of purchased equipment	5,000	—

Net cash (used in) investing activities	(31,909)	(423,193)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	4,265,086
Principal payments on capital leases	(62,377)	(55,048)

Net cash provided by (used in) financing activities	(62,377)	4,210,038

Net increase (decrease) in cash	(624,079)	2,116,465
Cash:
Beginning	1,125,504	303,785

Ending	$501,425	$2,420,250

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,785	$21,137
Supplemental Schedules of Noncash Financing Activities
Note payable incurred for repurchase of common stock	$—	$959,617

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of October 3, 2009 and results of operations and cash flows for the three and nine months ended October 3, 2009 and September 27, 2008. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2009 appearing in the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009. Operating results for the nine months ended October 3, 2009 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended October 3, 2009 and September 27, 2008, the basic and diluted shares reported are equal as the common share equivalents are anti-dilutive due to the net losses for each period. Below is a tabulation of the potentially dilutive securities for the periods ended October 3, 2009 and September 27, 2008.

	Three Months ending		Nine Months ending
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Basic average common shares outstanding	28,838,216	28,600,943	28,838,216	28,126,540
Warrants and options in the money, net	—	532,336	—	532,336

Weighted average common shares outstanding assuming dilution	28,838,216	29,133,279	28,838,216	28,658,876

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	October 3, 2009	January 3, 2009
Laboratory equipment	$2,054,476	$2,055,101
Leasehold Improvements	185,124	140,022
Computer equipment	208,499	205,933
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in Progress	96,331	111,465

	2,563,183	2,531,274
Less accumulated depreciation	1,439,677	1,237,212

	$1,123,506	$1,294,062

The Company plans on having additional $120,000 in Construction in Progress Leasehold Improvements during the fourth fiscal quarter which ends on January 2, 2010. The asset cost for this Construction in Progress Leasehold Improvements will be reimbursed by the landlord, Railhead Partners, LLC, pursuant to the Second Amendment to Lease Agreement dated as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. The details of this agreement are set forth in the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009. The reimbursed cost from the landlord will be recognized as a liability and amortized over the life of the leasehold.

Note 4. Share-based Compensation

	For the three months ended		For the nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Options granted	—	—	919,301	1,827,987
Options forfeited	29,411	16,507	74,833	31,507
Total share-based compensation expense	$55,947	$43,685	$153,739	$77,459
Weighted average grant date fair value, options	$—	$—	$0.12	$0.40
Total unrecognized compensation cost	$526,927	$624,743	$526,927	$624,743
Remaining weighted average period cost will be recognized over	2.81	3.50	2.81	3.50

Note 5. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $792,487 for the nine month period ended October 3, 2009 and a net loss of $2,104,476 for the year ended January 3, 2009. The loss for the nine month period ended October 3, 2009 reflects costs related to reporting, legal, accounting and compliance as a public reporting entity, and the Company expects to incur significant future costs associated with being a public reporting entity. In addition management has invested heavily in additional personnel and selling expenses over the past 18 months to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines.

The Company believes the capital raised during the year ended January 3, 2009, will be sufficient to implement its current business plan through March, 2010, however, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2010. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 6. Subsequent Events

In May 2009, the FASB issued The Subsequent Events and Disclosures Topic of the FASB Accounting Standards Codification (the “Subsequent Events Topic”). The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The Subsequent Events Topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Subsequent Events Topic is effective on a prospective basis for interim or annual periods ending after June 15, 2009. We adopted the provisions of The Subsequent Events Topic and it had no effect on our financial position or results of operations. We evaluated for disclosure any subsequent events through the November 17, 2009 filing date of this document, and determined that there are no material events that warrant disclosure.

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

We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through March, 2010. We intend to seek additional capital prior to the end of March, 2010 both to meet our projected operating plans after March, 2010 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to March, 2010 to meet our projected operating plans, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

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

Results of Operations

ChromaDex generated net sales of $4,222,929 for the nine month period ended October 3, 2009 and $3,327,605 for the nine month period ended September 27, 2008. ChromaDex incurred a net loss of $792,487 for the nine month period ended October 3, 2009 and had a net loss of $1,454,929 for the nine month period ended September 27, 2008. This equated to a $0.03 loss per basic and diluted share for the nine month period ended October 3, 2009 versus a $0.05 loss per basic and diluted share for the nine month period ended September 27, 2008. For the three month period ended October 3, 2009, ChromaDex generated net sales of $1,433,086 and a net loss of $177,544 versus net sales of $1,069,003 and a net loss of $710,347 for the three month period ended September 27, 2008. This was a $0.01 loss per basic and diluted share for the three month period ended October 3, 2009 versus a $0.02 loss per basic and diluted share for the three month period ended September 27, 2008.

Over the next three months, assuming the sufficiency of our cash resources, we plan to continue expanding our service capacity through hiring and implementing accreditation and certification programs related to quality initiatives based on customer demand. In addition, we plan to continue expanding our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner with a company that has these capabilities through a collaboration.

Net Sales

Net Sales consist of Gross sales less returns and discounts. Net sales increased by 34% to $1,433,086 for the three month period ended October 3, 2009 as compared to $1,069,003 for the three month period ended September 27, 2008. For the nine month period ended October 3, 2009, net sales increased by 27% to $4,222,929 as compared to $3,327,605 for the nine month period ended September 27, 2008. This increase was due to our additional service offerings and increased demand for each of our existing products and services.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three and nine month periods ended October 3, 2009 were $953,043 and $2,797,168 respectively versus $881,839 and $2,375,017 for the three and nine month periods ended September 27, 2008. As a percentage of net sales, this represented a 16% decrease for the three month period ended October 3, 2009 compared with the three month period ended September 27, 2008. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs. Despite this significant decrease, the cost of sales as a percentage of net sales decreased by just 5% for the nine month period ended October 3, 2009 compared with the nine month period ended September 27, 2008. This was largely due to increased sales of high volume products, primarily consisting of ingredients for dietary supplements and foods during the nine month period ended October 3, 2009. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products for the remainder of 2009 and throughout 2010. These sales will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 156% to $480,043 for the three month period ended October 3, 2009 from $187,164 for the three month period ended September 27, 2008. The increase in sales coupled with a decrease in labor and overhead costs contributed to this increase in gross profit. For the nine month period ended October 3, 2009, gross profit increased 50% to $1,425,761 from $952,588 for the nine month period ended September 27, 2008. Again, increased sales coupled with only a marginal increase in labor and overhead costs contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs.

Operating Expenses—Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the three and nine month periods ended October 3, 2009 were $190,153 and $631,371 as compared to $178,439 and $509,980 for the three and nine month periods ended September 27, 2008. This increase was primarily due to increased advertising and marketing across different customer sectors, as well as wages and commissions associated with the expansion of our sales staff.

Operating Expenses—General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three and nine month periods ended October 3, 2009 were $463,618 and $1,575,226 as compared to $704,018 and $1,879,768 for the three and nine month periods ended September 27, 2008. This decrease for the nine month period was primarily due to one-time legal and accounting costs related to a private placement and our merger into a wholly owned subsidiary of Cody Resources, Inc. during the nine month period ended September 27, 2008. The decrease for the three month period was due mainly to legal and accounting costs incurred for a private placement during the three month period ended September 27, 2008.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases and notes payable. Interest expense for the three and nine month periods ended October 3, 2009 were $3,938 and $13,785 compared to $27,208 and $41,877 for the three and nine month periods ended September 27, 2008. For the three and nine month periods ended October 3, 2009, the interest expense occurred was primarily due to capital lease obligations as compared to interest expense for the three and nine month periods ended September 27, 2008 which was primarily due to the note payable issued to Bayer AG on June 18, 2008, in conjunction with ChromaDex’s repurchase of ChromaDex, Inc. shares prior to our merger into a wholly owned subsidiary of Cody Resources, Inc. This note was repaid on December 19, 2008.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and nine month periods ended October 3, 2009, were $122 and $2,134 as compared to $12,154 and $24,108 for the three and nine month periods ended September 27, 2008. This decrease was primarily due to falling interest rates and a decrease in cash balance in our money market accounts.

Depreciation and Amortization

For the nine month period ended October 3, 2009, we recorded approximately $202,465 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the nine month period ended October 3, 2009, we recorded an amortization for intangible assets of approximately $92,871. We test intangible assets for impairment on the last day of the fiscal year annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources

Since inception and through October 3, 2009, we have incurred aggregate losses of approximately $8.0 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. We intend to seek additional capital prior to March, 2010 both to meet our projected operating plans after March, 2010 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to March, 2010 to meet our projected operating plans, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended October 3, 2009 and September 27, 2008 were $530,000 and $1,670,000, respectively. The decrease in net cash used in operating activities largely reflects a decrease in the net loss adjusted for non-cash items and an increase in cash provided by customer deposits, accounts payable and prepaid expenses.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $32,000 for the nine months ended October 3, 2009, compared to $423,000 for the nine months ended September 27, 2008. The decrease in cash used in investing activities mainly reflects the timing of purchases of equipment for our service business as well as purchases of intangible assets.

Net cash used in financing activities

Net cash used in financing activities was $62,000 for the nine months ended October 3, 2009, compared to $4.2 million provided for the nine months ended September 27, 2008. The net cash provided by financing activities for the nine months ended September 27, 2008, mainly consisted of net proceeds from a private placement.

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

Off-Balance Sheet Arrangements

During the nine months ended October 3, 2009, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of October 3, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009.

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

None.

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

ChromaDex Corporation. (Registrant)

Date:	November 17, 2009	/s/ THOMAS C. VARVARO
Thomas C. Varvaro. Chief Financial Officer