Form 10-K
period 2010-01-02
ChromaDex Corp.
filed 2010-03-31
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-53290

CHROMADEX CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (949) 419-0288

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of July 4, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $9,011,943.

Number of shares of common stock of the registrant outstanding as of March 31, 2010 : 28,838,216

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended January 2, 2010.	Part III of Form 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect the current view about future events. When used in this Form 10-K the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements, include, but not limited to, statements contained in this Form 10-K relating to our business strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward –looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, a continued decline in general economic conditions nationally and internationally, decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation, the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.	Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. For the calendar years ended January 2, 2010 and January 3, 2009, ChromaDex had revenues of $5,777,865 and $4,506,301, respectively

ChromaDex is a leader in supplying phytochemical standards, reference materials and libraries. We believe these phytochemicals are the current gold standard for the quality control of natural products such as dietary supplements, cosmetics, food and beverages, and pharmaceuticals. In addition, we believe these standards are essential elements for future product development in all the above areas.

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

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to others. We are currently seeking to privately raise additional equity capital from investors in order to execute our business strategy.

•

Commercialization of intellectual property: Many current ChromaDex development products have the potential to spin off unique technologies that may themselves be independently capable of commercialization and become significant new revenue sources. We believe that intellectual property can also be developed from the Company’s expansion into new markets.

•

Expansion and growth of the core business: ChromaDex intends to continue to expand its phytochemical standards offerings, the core of its business. Currently, the Company has 3,500 defined standards. The Company expects to add 500 to 1,000 new standards each year.

•	Expansion of manufacturing capacity: ChromaDex plans to expand its facilities to satisfy the growing need for customer clinical studies, new product development and early stage manufacturing.

•

Expansion into new markets: ChromaDex is developing business in untapped domestic and international markets. These markets include both the domestic and international botanical drug market and the market for novel therapeutic botanicals and from Asia, South America and Africa. The Company also has new and innovative product offerings, such as screening compound libraries and unique value added raw materials.

•

Expansion through acquisitions: ChromaDex is a leader in the phytochemical standards market. We believe other smaller competitors are having difficulty expanding their revenue base and are prime candidates for acquisition. We believe this long-term roll-up strategy could eventually lead to ChromaDex positioning itself as provider of choice for phytochemical standards and libraries.

Overview of our Products and Services

ChromaDex is headquartered in Irvine, California, and its analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics operates a modern, well-equipped facility with 13,000 square feet of laboratory and office space. While ChromaDex performs many of the contract services and research for our clients, Chromadex Analytics manufactures our products and provides all analytical services and laboratory division support for ChromaDex.

Since 2003, ChromaDex has invested in excess of $2 million in laboratory equipment and ChromaDex currently has personnel possessing over 150 years of combined pharmaceutical and natural products chemistry experience.

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

•

Bulk Raw Food Grade Chemicals. ChromaDex offers value-added bulk raw materials for dietary supply and food additives. This is an area where ChromaDex believes it can secure and defend its market positions through patents and long term manufacturing agreements with both the Company’s customers and vendors.

•

Bioluminex™. Bioluminex™ is a bio-analytical method that identifies the presence of toxic or harmful compounds in water, dietary ingredients, food products and food ingredients. We developed this method pursuant to a worldwide exclusive license agreement with Bayer Ag. ChromaDex intends to explore sublicensing and developing additional applications for the method before conducting a formal market launch for Bioluminex within the next two years.

•

Contract services. ChromaDex, through Chromadex Analytics, provides a wide range of contract services ranging from routine contract analysis of dietary supplements, cosmetics, foods and other natural products to elaborate contract research for clients in these industries.

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

•	Plant extracts libraries. ChromaDex will continue to create an extensive library of plant extracts using its already extensive list of botanical reference materials.

•

Databases for cross-referencing phytochemicals. ChromaDex is working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, enthnobotanical, and biological activity, as well as clinical evidence.

•

Anthocyanin. ChromaDex is working to establish cost-effective methodologies for the efficient production of anthocyanins from genetically engineered bacteria. Anthocyanins are plant secondary metabolites that are mainly responsible for the colors in plant tissues, primarily reds, purples and blues. They are non-toxic and have been observed to possess antioxidant, anticancer and anti-inflammatory activities, thus making them attractive candidates in the pharmaceutical, dietary supplement and food colorants industries.

•	Simmondsin. Our intellectual property for jojoba extract (simmondsin) for weight loss is a likely source of future revenue from royalty payments.

•

Intellectual property. ChromaDex plans to utilize its expertise in natural products and “green chemistry” to license and develop new intellectual property which itself can be licensed to clients in our target industries.

In 2004, ChromaDex started receiving its first royalty payments for licensed intellectual property for the naturally-derived compound Sclareolide. Sclareolide, as developed by ChromaDex, is a novel diterpene isolated from Salvia sclarea (commonly known as clary sage), and was created through a partnership with Avoca.

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

USA and Canada:

We employ the use of an aggressive direct mail marketing strategy (catalogs, brochures and flyers) in combination with a range of the following marketing activities to promote and sell our products and services:

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

Currently, ChromaDex has exclusive distribution agreements in place for the following countries or regions:

•	Europe (LGC Standards)

•	South America (JMC)

•	Korea (Dong Myung Scientific)

•	India (LGC Promochem India Pvt. Ltd.)

ChromaDex also uses non-exclusive distributors for the following countries:

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

Non-exclusive distributors who show significant productivity are considered for becoming exclusive distributors.

Business Market

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in sales worldwide. The quality control and assurance of some of the products in these markets are, as previously noted, largely “under regulated,” and represent the basis of one of ChromaDex’s business strategies, which is to concentrate on overall content of products, active/marker components, uniformity of production, and toxicology, as is the case in the pharmaceutical industry. There is an increasing demand for new products, ingredients and ideas for natural products. The pressure for new, innovative products, which are “natural” or “green” based, cuts across all markets including food, beverage, cosmetic and pharmaceutical.

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

•

According to the Washington Post, the FDA and the FTC have recently fined six mass marketers of weight loss supplements a total of $30 million, because they could not adequately substantiate their respective weight loss claims; and

•

Regulatory agencies around the world have started to review the need for the regulation of herbal and natural supplements and are considering regulations that will include testing for the presence of toxic or adulterating compounds, drug/compound interactions and evidence that the products are biologically active for their intended use.

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

Government Regulation

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the FDA, U.S. Federal Trade Commission, U.S. Department of Commerce, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable state and international agencies. These regulators govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. From time to time, federal, state and international legislation is enacted which may have the effect of materially increasing the cost of doing business or limiting or expanding our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of any litigation or any investigations or enforcement actions initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

FDA Regulation

Our primary products and services are not directly subject to regulation by the FDA. However, companies can use our products and services such as our supply of phytochemical standards, reference materials and libraries, to help themselves comply with FDA regulatory requirements. For example, the FDA’s final rule on Good Manufacturing Practices (GMPs) for dietary supplements was published in June 2007 and outlines a timeline of one to three years for companies to become fully compliant, depending on the size of the company. GMPs, in part, require companies to evaluate products for identity, strength, purity and composition. ChromaDex provides tools necessary for dietary supplement companies to comply with GMPs. ChromaDex also offers an extensive range of contract services and consulting to assist companies with their compliance needs.

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

Competitive Business Conditions

We face competition within the standardization and quality testing niche of the natural products market, though we believe that no one else offers both reference standards and testing to their customers. Below is a current list of certain competitors. These competitors already have reference standards or contract services developed or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some either currently sell fine chemicals, which by default are sometimes being used as reference standards, or are closely aligned with our market niche so as to reduce any barriers to entry if these companies wished to compete, and some currently offer similar services and have the scale and resources to compete with us for larger customer accounts. Some of our competitors are larger in total size and capitalization, have greater access to capital markets, and are in a better position than us to compete nationally and internationally.

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

One of ChromaDex’s business strategies is to use the intellectual property harnessed in the supply of reference materials to the industry as the basis for providing new and alternative mass marketable products to its customers. The Company’s strategy is to develop these products on its own as well as to license its intellectual property to companies who will commercialize it. The net result will be a long term flow of intellectual property milestone and royalty payments for the Company.

ChromaDex has created a mechanism for harnessing ideas and turning them into finished products. For example, ChromaDex spent between one and two years researching the viability of its Jojoba concept, but lacked the ability to finalize the development and necessary patent protection. After much scrutiny, ChromaDex selected Avoca, a subsidiary of RJ Reynolds Tobacco, as the appropriate partner for completion of this project. Avoca finalized the manufacturing process for the Jojoba extract and the Company and Avoca jointly filed a patent to protect the intellectual property created by this joint venture.

The following table sets forth ChromaDex’s existing patents and those to which we have licensed rights.

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
US 6,238,928	Analytical process for testing mixtures for toxic constituents	09/02/93	05/21/01	05/25/18	Licensed from Bayer Aktiengesell-schaft

6,673,563	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	9/18/2001	1/6/2004	01/09/21	Licensed from L & J Becvar, LP(1)

6,340,572	Kit for the isolation, identification and quantification of toxicants	9/3/1999	1/22/2002	01/26/19	Licensed from L & J Becvar, LP(1)

6,017,722	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	4/4/1991	1/25/2000	01/28/17	Licensed from L & J Becvar, LP(1)

6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	02/12/22	Co-owned by Avoca, Inc. and ChromaDex

7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/25	Licensed from The Research Foundation of State University of New York

(1)	Improvements to information or discoveries covered by these patents are licensed from the Board of Regents of the University of Texas System until the full end of the term for which patent rights expire subject to the terms of the Patent License

Manufacturing

Chromadex Analytics operates laboratory operations and a manufacturing facility. We currently maintain our own manufacturing equipment and have the ability to manufacture our products in limited quantities, ranging from milligrams to kilograms. For more information about Chromadex Analytics, see “Information about ChromaDex – Products and Services” under Item 1 of this Annual Report on Form 10-K. We intend to contract for the manufacturing of the products that are developed and enter into strategic relationships or license agreements for sales and marketing of products that we develop when quantities required exceed our capacity at our Boulder facility.

We intend to hire manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization (ISO), and the quality standards we will require through our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of phytochemicals and ingredients.

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

Sources and Availability of Raw Materials and The Names of Principal Suppliers

We believe we have identified reliable sources and suppliers of chemicals, phytochemicals and reference materials, which we believe will provide products in compliance with ChromaDex guidelines.

Research and Development

Our research and development efforts are currently focused on developing products and services within our core product and service offerings. Our own laboratory group has extensive experience in developing products related to our field of interest and works closely with our sales and marketing group to design products and services that are intended to increase revenue. To support development, we also have a number of contracts with outside labs who aid us in our research and development process.

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

Employees

As of January 2, 2010, ChromaDex (including Chromadex Analytics) had 50 employees, of whom 40 were full-time and 10 were part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Owners and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Annual Report on Form 10-K before making investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline resulting in a loss of all or part of your investment. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

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

We believe that our current cash and cash equivalents will be sufficient to implement our operating plan through June, 2011. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we are currently seeking to privately raise additional equity capital from investors and we may seek to raise additional funds in the short term, through public or private stock offerings, borrowings and lines of credit or other sources and such funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

We have a history of operating losses and we will need additional financing to meet our future long term capital requirements.

We will require significant additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential new product candidates and to establish the personnel necessary to successfully implement our business strategy. We have no commitments to obtain such financing, and we may not be able to obtain any such financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

In the event a competitor infringes upon our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations, and financial condition.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

We depend on key personnel.

We depend greatly on Frank L. Jaksch, Jr. and Thomas C. Varvaro, who are our Chief Executive Officer and Chief Financial Officer, respectively. We also depend greatly on other key employees, including key scientific personnel. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce related positions are highly technical as well. Also, we face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.

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

Manufacturers often experience difficulties in scaling-up production, including problems with production yields and quality control and assurance. If our third-party manufacturers are unable to manufacture our products to keep up with demand, we will not meet expectations for growth of our business. In addition, a number of manufacturers may halt manufacturing or go out of business in the current economic turmoil which could further limit our ability to manufacture our products and grow.

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

We emphasize our prompt service and shipment of products as a key element of our sales and marketing strategy. We ship a significant number of products to our customers through independent package delivery companies. In addition, we transport materials between our facilities and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and other third party package delivery providers. If any of our key third party providers were to experience a significant disruption such that any of our products, components or raw materials could not be delivered in a timely fashion or we would incur additional costs that we could not pass on to our customers, our costs may increase and our relationships with certain customers may be adversely affected. In addition, if these third party providers increase prices, and we are not able to find comparable alternatives or make adjustments to our selling prices, our profitability could be adversely affected.

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

The directors and executive officers of ChromaDex together beneficially own approximately 34% of ChromaDex outstanding capital stock as of January 2, 2010. This group has significant influence over our management and affairs and overall matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters and, as a result, ChromaDex may take actions that some of its stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of ChromaDex shares could be adversely affected.

Since our common stock is only minimally publicly traded, and will likely remain so for some time, the price may be subject to wide fluctuations.

During the period June 20, 2008 to January 2, 2010, there was a minimal public market for our common stock. The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, which are generally beyond the control of ChromaDex. These factors may include:

•	the ability to develop and obtain regulatory approvals for and market products on a timely basis;

•	volume, price and timing of orders for products, if ChromaDex is able to sell them;

•	the introduction of new products or products enhancements by competitors;

•	disputes or other developments with respect to intellectual property rights;

•	products liability claims or other litigation;

•	quarterly variations in ChromaDex’s results of operations and those of competitors;

•	sales of large blocks of our common stock, including sales by its executive officers and directors;

•	changes in governmental regulations or in the status of regulatory approvals, clearances or applications;

•	changes in the availability of third party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of competitors

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

Because the price of our common stock is currently and is likely to remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in ChromaDex shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

At this time, no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for a company such as ChromaDex, with a small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover ChromaDex and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of ChromaDex, ChromaDex could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of ChromaDex stock.

ChromaDex has incurred significant costs related to reporting, legal, accounting and compliance as a public reporting entity, and expects to continue to incur significant future costs as a public reporting entity.

As a public company, ChromaDex’s management requires outside assistance from legal, accounting, investor relations, or other professionals that incur significant costs. In addition, ChromaDex may be required to incur additional costs to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on internal controls, and for the year ending January 1, 2011, our independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting. For the fiscal periods ending on January 2, 2010 and January 3, 2009, ChromaDex has maintained an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. Maintaining this program requires ChromaDex to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. ChromaDex’s failure to comply with reporting requirements and other provisions of securities laws could negatively affect its stock price and adversely affect its results of operations, cash flow and financial condition.

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

Operating as a small public company also requires ChromaDex to make forward-looking statements about future operating results and to provide some guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of ChromaDex shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the stock market upon which ChromaDex stock is traded.

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

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. We are negotiating with private parties for the investment of additional capital. If we are successful, our stockholders will incur dilution to the extent of the investment. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders.

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

As of January 2, 2010, ChromaDex leases approximately 13,000 square feet of office space in Irvine, California with four years remaining on the lease and laboratory manufacturing space of approximately 13,000 square feet of space in Boulder, Colorado with seven years remaining on the lease. The Company also leases an apartment with approximately 1,100 square feet in Irvine, California, and an apartment with less than 1,100 square feet in Longmont, Colorado. We do not own any real estate. For the year ended January 2, 2010, ChromaDex’s total annual rental expense (excluding operating charges and real property taxes) was approximately $509,725.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ChromaDex common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “CDXC.OB”, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low bid quotations for ChromaDex common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Calendar Year Ending December 31, 2009			Calendar Year Ending December 31, 2008
Quarter Ended	High $	Low $	Quarter Ended	High $	Low $
December 31, 2009	$0.48	$0.21	December 31, 2008	$1.50	$0.16
September 30, 2009	$0.45	$0.10	September 30, 2008	$4.50	$0.85
June 30, 2009	$0.35	$0.11	June 30, 2008	$3.80	$3.00
March 31, 2009	$0.55	$0.10

On March 26, 2010, the high and low bid prices were $0.41 and $0.37, respectively.

Prior to its merger with Cody Resources on June 20, 2008, ChromaDex stock had not been quoted in the market. Prior to the merger, Cody Resources Inc. was quoted on the OTCBB under the symbol “CDYE.OB.”

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

Holders of Our Common Stock

As of February 3, 2010, we had 196 holders of record of ChromaDex common stock

Dividends

We have not declared or paid any dividends on our common stock during either of the two most recent fiscal years.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operation, together with the financial statements and the related notes appearing in Item 8 of this report.

Overview

ChromaDex supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to others.

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

We believe that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through June, 2011. We intend to seek additional capital prior to the end of June, 2011 both to meet our projected operating plans after June, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to June, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

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

Results of Operations

ChromaDex generated Net Sales of $5,777,865 for the twelve month period ended January 2, 2010 and $4,506,301 for the twelve month period ended January 3, 2009. ChromaDex incurred a net loss of $907,568 for the twelve month period ended January 2, 2010 and a net loss of $2,104,476 for the twelve month period ended January 3, 2009. This equated to a $0.03 loss per basic and diluted share for the twelve month period ended January 2, 2010 versus a $0.07 loss per basic and diluted share for the twelve month period ended January 3, 2009.

Over the next twelve months, assuming the sufficiency of our cash resources, we plan to continue implementing accreditation and certification programs related to quality initiatives based on customer demand. In addition, we plan to continue expanding our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner with a company that has these capabilities through a collaboration.

	Twelve months ending
	January 2, 2010	January 3, 2009	Change
Sales	$5,777,865	$4,506,301	28%
Cost of sales	3,736,435	3,274,800	14%
Gross profit	2,041,430	1,231,501	66%
Operating expenses—Sales and marketing	829,969	720,519	15%
—General and administrative	2,104,193	2,574,985	-18%
Nonoperating expenses—Interest expense	17,090	70,079	-76%
—Interest income	(2,254)	(29,606)	-92%

Net loss	$(907,568)	$(2,104,476)	-57%

Net Sales

Net sales consist of Gross sales less returns and discounts. Net sales increased by 28% to $5,777,865 for the twelve month period ended January 2, 2010 as compared to $4,506,301 for the twelve month period ended January 3, 2009. This increase was due to our additional service offerings and increased demand for each of our existing products and services.

Cost of Sales

Costs of Sales include raw Materials, labor, overhead, and delivery costs. Cost of sales for the twelve month period ended January 2, 2010 was $3,736,435 versus $3,274,800 for the twelve month period ended January 3, 2009. As a percentage of net sales, this represented an 8% decrease for the twelve month period ended January 2, 2010 compared with the twelve month period ended January 3, 2009. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs. However, during the twelve month period ended January 2, 2010, sales of high volume products, primarily consisting of ingredients for dietary supplements and foods increased. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products throughout 2010. These sales will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 66% to $2,041,430 for the twelve month period ended January 2, 2010 from $1,231,501 for the twelve month period ended January 3, 2009. The increase in sales coupled with only a marginal increase in labor and overhead costs contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing. Sales and marketing expenses for the twelve month period ended January 2, 2010 was $829,969 as compared to $720,519 for the twelve month period ended January 3, 2009. This increase was primarily due to increased advertising and marketing across different customer sectors, as well as wages and commissions associated with the expansion of our sales staff.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the twelve month period ended January 2, 2010, was $2,104,193 as compared to $2,574,985 for the twelve month period ended January 3, 2009. This decrease was primarily due to one time legal and accounting costs related to a private placement and our merger into a wholly owned subsidiary of Cody Resources, Inc. during the twelve month period ended January 3, 2009.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases and notes payable. Interest expense for the twelve month period ended January 2, 2010, was $17,090 as compared to $70,079 for the twelve month period ended January 3, 2009. For the twelve month period ended January 2, 2010, the interest expense occurred was primarily due to capital lease obligations as compared to interest expense for the twelve month period ended January 3, 2009 which was primarily due to the note payable issued to Bayer AG on June 18, 2008, in conjunction with ChromaDex’s repurchase of ChromaDex, Inc. shares prior to our merger into a wholly owned subsidiary of Cody Resources, Inc. This note was repaid on December 19, 2008.

Non-operating Expenses- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve month period ended January 2, 2010, was $2,254 as compared to $29,606 for the twelve month period ended January 3, 2009. This decrease was primarily due to falling interest rates and a decrease in cash balance in our money market accounts.

Depreciation and Amortization

For the twelve month period ended January 2, 2010, we recorded approximately $270,672 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve month period ended

January 2, 2010, we recorded amortization on intangible assets of approximately $123,828. We test intangible assets for impairment on the last day of our fiscal year annually and based on events or changes in circumstances as they occur.

Liquidity and Capital Resources

Since inception and through January 2, 2010, we have incurred aggregate losses of $8.1 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. We intend to seek additional capital prior to June, 2011 both to meet our projected operating plans after June, 2011 and to fund our longer term strategic objectives and are currently seeking to privately raise additional equity capital in a private transaction. To the extent we are unable to raise additional cash or generate net income prior to June, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly.

On November 29, 2009, we entered into a subscription agreement with Jinke Group (Hong Kong) Ltd (the "Investor") to purchase an aggregate of 1,916,811 shares of the Company's common stock at a purchase price of $0.5217 per share. In connection with the execution of the subscription agreement, the Investor agreed to wire $500,000 to the Company as consideration for receiving 958,406 shares of the Company's common stock (the "First Sale") and then wire an additional $500,000 to the Company on or before December 20, 2009 as consideration for receiving an additional 958,405 shares of the Company's common stock (the "Second Sale"). In addition, as part of this transaction, the Investor was to receive a warrant to purchase 1,333,334 shares of the Company's common stock at an exercise price of $.80 per share, provided, however, if the Investor did not tender consideration for the Second Sale on or before December 20, 2009, the shares of common stock subject to the warrant were to be reduced in half.

The Company has not received payment with respect to either the First Sale or the Second Sale. Although the Company has been informed by the Investor that the terms of the subscription agreement will be honored in full as quickly as possible and has been working with the Investor to ensure compliance with the subscription agreement, the Company cannot provide any assurance that it will receive payment for either the First Sale or the Second Sale.

Net cash used in operating activities:

Net cash used in operating activities for the twelve months ended January 2, 2010 was $396,000, compared to $1.9 million for the twelve months ended January 3, 2009. The decrease in net cash used in operating activities largely reflects a decrease in the net loss adjusted for non-cash items and an increase in cash provided by customer deposits, accounts payable, deferred rent, and prepaid expenses.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities:

Net cash used in investing activities was $179,000 for the twelve months ended January 2, 2010, compared to $496,000 for the twelve months ended January 3, 2009. The decrease in cash used in investing activities mainly reflects the timing of purchases of equipment for our service business as well as the purchase of intangible assets.

Net cash used in financing activities:

Net cash used in financing activities was $78,000 for the twelve months ended January 2, 2010, compared to $3.2 million provided by for the twelve months ended January 3, 2009. The net cash provided by financing activities for the twelve months ended January 3, 2009, mainly consisted of net proceeds from a private placement, partially offset by cash used to repurchase common stock prior to the Merger.

The Company believes the capital raised during the year ended January 3, 2009 will be sufficient to implement our current business plan through June, 2011. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully, however, based on the results from operations, the Company may determine that it needs additional financing to implement its business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2010. The inability to raise additional financing may have a material adverse effect on the Company.

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

Accounts receivable

As of January 2, 2010 we had $497,928 in accounts receivables as compared to $349,052 as of January 3, 2009. This increase is due to increased sales during the fourth quarter of 2009 as compared to 2008.

Inventories

As of January 2, 2010 we had $922,760 in inventory as compared to $711,584 as of January 3, 2009. This large increase is due to a company wide effort to increase items kept in stock during 2009 along with the purchases of larger quantities of raw materials and inventory to take advantage of volume pricing.

Accounts payable

As of January 2, 2010 we had $548,310 in accounts payable as compared to $444,337 as of January 3, 2009. This increase was primarily due to the timing of payments related to our purchases of raw materials components for sale as ingredients for dietary supplements and foods.

Advances from Customers

As of January 2, 2010 we had $126,518 in advances from customers as compared to $34,260 as of January 3, 2009. These advances are for large scale contract services and contract research projects where the company requires a deposit before beginning work. This increase was due to increased orders for the large scale projects during the last six months of 2009.

Due to officers

As of January 2, 2010 and January 3, 2009, we had $1,178,206 due to officers. These consist of deferred officer salary for the two founders and are expected to be paid out as and when the Company has sufficient cash reserves.

Off-Balance Sheet Arrangements

During the Fiscal Years ended January 2, 2010 and January 3, 3009, the Company had no off-balance sheet arrangements other than ordinary operating as disclosed in the accompanying financial statements.

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

Intangible Assets:

Intangible assets include licensing rights and are accounted for based on the fair value of consideration given or the fair value of the net assets acquired, whichever is more reliable. Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, or, for licensed patent rights, the remaining term of the patents underlying licensing rights (considered to be the remaining useful life of the license).

Long-lived assets are reviewed for impairment on a periodic basis and when changes in circumstances indicate the possibility that the carrying amount may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology.

Research and development costs:

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

New accounting pronouncements:

For a discussion of recently issued accounting pronouncements, refer to Note 1 appearing in “Item 8 Financial Statements and Supplementary Data” of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ChromaDex Corporation

We have audited the consolidated balance sheets of ChromaDex Corporation and Subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of ChromaDex Corporation and Subsidiaries' internal control over financial reporting as of January 2, 2010, included in Item 9A(T) – Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois

March 31, 2010

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets

January 2, 2010 and January 3, 2009

	2009	2008
Assets
Current Assets
Cash	$471,378	$1,125,504
Trade receivables, less allowance for doubtful accounts 2009 $16,000; 2008 $11,000	497,928	349,052
Inventories	922,760	711,584
Prepaid expenses and other assets	115,794	112,609

Total current assets	2,007,860	2,298,749

Leasehold Improvements and Equipment, net	1,203,431	1,294,062

Deposits and Other Noncurrent Assets
Deposits	32,227	44,981
Intangible assets, less accumulated amortization 2009 $916,785; 2008 $792,957	321,490	445,318

	353,717	490,299

	$3,565,008	$4,083,110

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$548,310	$444,337
Accrued expenses	270,250	338,056
Current maturities of capital lease obligations	28,430	78,472
Due to officers	1,178,206	1,178,206
Customer deposits and other	126,518	34,260

Total current liabilities	2,151,714	2,073,331

Capital lease obligations, less current maturities	45,868	74,293

Deferred rent	319,973	186,323

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2009 and 2008 28,838,216 shares	28,838	28,838
Additional paid-in capital	9,126,141	8,920,283
Accumulated deficit	(8,107,526)	(7,199,958)

	1,047,453	1,749,163

	$3,565,008	$4,083,110

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations

Years Ended January 2, 2010 and January 3, 2009

	2009	2008
Sales	$5,777,865	$4,506,301
Cost of sales	3,736,435	3,274,800

Gross profit	2,041,430	1,231,501

Operating expenses:
Sales and marketing	829,969	720,519
General and administrative	2,104,193	2,574,985

	2,934,162	3,295,504

Operating loss	(892,732)	(2,064,003)

Nonoperating (income) expenses:
Interest expense	17,090	70,079
Interest income	(2,254)	(29,606)

	14,836	40,473

Net loss	$(907,568)	$(2,104,476)

Basic and Diluted loss per common share	$(0.03)	$(0.07)

Basic and Diluted average common shares outstanding	28,838,216	28,312,934

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Statement of Stockholders’ Equity

Years Ended January 2, 2010 and January 3, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2007	26,540,809	26,541	5,465,256	(5,095,482)	396,315
Issuance of common stock, net of offering costs of $458,827	3,512,202	3,512	4,284,243	—	4,287,755
Exercise of stock options	8,000	8	7,992	—	8,000
Share-based compensation	—	—	121,185	—	121,185
Repurchase and cancellation of Bayer Shares	(1,222,795)	(1,223)	(958,394)	—	(959,617)
Net loss	—	—	—	(2,104,476)	(2,104,476)

Balance, January 3, 2009	28,838,216	28,838	8,920,283	(7,199,958)	1,749,163
Share-based compensation	—	—	205,858	—	205,858
Net loss	—	—	—	(907,568)	(907,568)

Balance, January 2, 2010	28,838,216	28,838	9,126,141	(8,107,526)	1,047,453

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended January 2, 2010 and January 3, 2009

	2009	2008
Cash Flows from Operating Activities
Net loss	$(907,568)	$(2,104,476)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	270,672	256,293
Amortization of intangibles	123,828	119,987
Stock issued for services provided	—	22,669
Share-based compensation expense	205,858	121,185
Due to officers	—	10,384
Other	(554)	—
Changes in operating assets and liabilities:
Trade receivables	(148,876)	26,181
Inventories	(211,176)	(213,949)
Prepaid expenses and other assets	9,569	(33,350)
Accounts payable	103,973	(56,201)
Accrued expenses	(67,806)	(13,869)
Customer deposits and other	92,258	(83,709)
Deferred rent	133,650	27,484

Net cash (used in) operating activities	(396,172)	(1,921,371)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(184,487)	(417,532)
Purchase of intangible assets	—	(78,275)
Other	5,000	—

Net cash (used in) investing activities	(179,487)	(495,807)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	4,265,086
Proceeds from exercise of options	—	8,000
Repurchase of common stock	—	(959,617)
Principal payments on capital leases	(78,467)	(74,572)

Net cash (used in) provided by financing activities	(78,467)	3,238,897

Net (decrease) increase in cash	(654,126)	821,719
Cash:
Beginning	1,125,504	303,785

Ending	$471,378	$1,125,504

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$17,090	$70,079
Stock Issued for Services Provided	$—	$22,669

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

Change in fiscal year ending:    On June 20, 2008, in conjunction with the Merger, the Company changed its fiscal year end from November 30 to the Saturday closest to December 31. Since the capital transaction was accounted for as a reverse merger, the Company’s historical financial statements presented prior to the Merger are the historical financial statements of accounting acquirer, ChromaDex, Inc., whose fiscal year end was the Saturday closest to December 31. The fiscal years ended January 2, 2010 (referred to as 2009), which consisted of 52 weeks, and January 3, 2009 (referred to as 2008), which consisted of 53 weeks.

Cash concentration:    The Company maintains substantially all of its cash in one bank account.

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

Inventories:    Inventories are comprised of finished goods and are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market. The inventory on the balance sheet is recorded net of valuation allowances of $172,000 and $240,000 for the periods ended January 2, 2010 and January 3, 2009 respectively. Labor and overhead has been added to inventory that was manufactured or characterized by the Company.

Intangible assets:    Intangible assets consist of licensing costs and are amortized on the straight-line method over the contract life of 10 years.

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

Income taxes:    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return, California state tax return, Colorado state tax return, and Arizona state tax return. Open tax years for these jurisdictions are 2006 to 2008, which statutes expire in 2010 to 2012, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of January 2, 2010, the Company has no liability for unrecognized tax benefits.

Share based compensation:    The Company has two stock option plans under which the Board of Directors may grant stock options to employees. The Company accounts for the plans under the recognition and measurement provisions of Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation. The standard requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company recognizes compensation expense under Topic 718 over the requisite service period using the straight-line method. Compensation expense for options with performance conditions is recognized only for those options expected to vest.

Financial instruments:    The Company follows the provisions of ASC 820-10, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company's financial instruments include accounts receivable, accounts payable and capital leases. The fair values of all financial instruments were not materially different from their carrying values.

New accounting pronouncements:    In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 5, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

On January 4, 2009, the Company adopted a provision of Topic ASC 350 Goodwill and Others issued by the FASB related to accounting for defensive intangible assets. ASC 350-30-25 provides guidance on the treatment of acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

On January 4, 2009, the Company adopted a provision of Topic ASC 815-40 Derivatives and Hedging issued by the FASB that establishes guidance for determining whether an instrument (or embedded feature) is indexed to the entity’s own stock. ASC 815-40 provides a two step approach for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity’s own stock. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

On January 4, 2009, the Company adopted a new accounting standard issued by the FASB that establishes guidance for the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this standard for other nonfinancial assets and liabilities. The Company adopted this standard for financial assets and liabilities effective December 30, 2007 and for non-financial assets and liabilities effective January 4, 2009. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows for either period.

Reclassifications:    Certain prior year balances have been reclassified to conform to the 2009 presentation.

Note 2.	Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For all periods ended January 2, 2010 and January 3, 2009, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the Company’s net losses. Below is a tabulation of the potentially dilutive securities for the periods ended January 2, 2010 and January 3, 2009.

	Years Ended
	2009	2008
Basic average common shares outstanding	28,838,216	28,312,934
Warrants and options in the money, net	—	246,813

Weighted average common shares outstanding assuming dilution	28,838,216	28,559,747

Note 3.	Intangible Assets

Intangible assets consisted of the following:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$1,238,275	$916,785	$1,238,275	$792,957

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended January 2, 2010 and January 3, 2009 was $123,828 and $119,987, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2010	71,328
2011	65,858
2012	43,828
2013	43,828
2014	43,828
Thereafter	52,820

$321,490

Note 4.	Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2009	2008
Laboratory equipment	$2,063,860	$2,055,101
Leasehold improvements	332,702	140,022
Computer equipment	208,499	205,933
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in progress	86,031	111,465

	2,709,845	2,531,274
Less accumulated depreciation	1,506,414	1,237,212

	$1,203,431	$1,294,062

Note 5.	Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $127,920 and $325,467 and accumulated amortization of $34,866 and $138,137 as of January 2, 2010 and January 3, 2009, respectively.

Minimum future lease payments under capital leases as of January 2, 2010, are as follows:

Year ending December:
2010	$38,519
2011	38,519
2012	13,292

Total minimum lease payments	90,330
Less amount representing interest	16,032

Present value of net minimum lease payments	74,298
Less current portion	28,430

Long-term obligations under capital leases	$45,868

Interest expense related to capital leases was $17,090 and $27,005 for the years ended January 2, 2010 and January 3, 2009, respectively.

Note 6.	Accrued Expenses

Accrued expenses consisted of:

	2009	2008
Salaries and vacation	$128,156	$122,711
Professional services	77,155	156,624
Other	64,939	58,721

	$270,250	$338,056

Note 7.	Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2009 and 2008 compared to the Company’s income tax expense for the years ended January 2, 2010 and January 3, 2009 is as follows:

	2009	2008
Income tax expense (benefit) at statutory rate	$(308,000)	$(716,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(49,000)	(111,000)
Nondeductible expenses	24,000	15,000
Change in valuation allowance	369,000	812,000
Other	(36,000)	—

	$—	$—

The deferred income tax assets and liabilities consisted of the following components as of January 2, 2010 and January 3, 2009:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$2,413,000	$2,096,000
Inventory reserve	68,000	94,000
Allowance for doubtful accounts	6,000	11,000
Accrued expenses	490,000	485,000
Intangibles	71,000	73,000
Deferred rent	38,000	—

	3,086,000	2,759,000
Less valuation allowance	2,970,000	2,601,000

	116,000	158,000

Deferred tax liabilities:
Property and equipment	(100,000)	(134,000)
Prepaid expenses	(16,000)	(24,000)

	(116,000)	(158,000)

	$—	$—

The Company has tax net operating loss carryforwards available to offset future federal taxable income and future state taxable income of approximately $5,620,000 and $5,090,000, respectively which expire through December 31, 2025 and 2026, respectively.

Note 8.	Share-based Compensation and Warrants

Stock option plan:    At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the exercise price, vesting periods and expiration dates at the time of grant. Expiration dates are not to exceed 10 years. The Company under its 2007 option plan is authorized to issue stock options that total no more than 4,000,000 shares or 10% of the outstanding amount whichever is greater and was authorized to issue stock options that totaled no more than 2,198,490 under its 2000 option plan. Beginning in 2007, options were no longer issuable under the 2000 option plan. The remaining amount available for issuance under the 2007 option plan totaled 982,712 at January 2, 2010. The option awards generally vest ratably over a five-year period following grant date after a passage of time.

The Company recognized share-based compensation expense of $205,858 and $121,185 in general and administrative expenses in the statement of operations for the years ended January 2, 2010 and January 3, 2009.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years ended January 2, 2010 and January 3, 2009.

Year Ended December	2009	2008
Volatility	29.97%	26.75%
Expected dividends	0.00%	0.00%
Expected term	6.0 years	6.1 years
Risk-free rate	2.27%	3.12%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the Company’s historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options. The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The Company used the simplified method for estimating the expected term of the options. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

The following table summarizes options activity at January 2, 2010 and changes during the year then ended:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2009	3,324,307	$1.35
Options Granted	929,301	0.87
Options Exercised	—	—
Options Forfeited	(113,182)	1.24

Outstanding at January 2, 2010	4,140,426	$1.25	7.57	—

Exercisable at January 2, 2010	1,929,948	$1.24	6.51	—

As of January 2, 2010, the aggregate intrinsic value of outstanding options was $0, as the exercise prices for all outstanding options were higher than the Company’s closing stock price of $0.44. No options were exercised during the year ended January 2, 2010. There were 8,000 options exercised during the year ended January 3, 2009, with an intrinsic value of $400.

As of January 2, 2010, there was $473,122 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.60 years as of January 2, 2010. The weighted average fair value of options granted during the years ended January 2, 2010, and January 3, 2009 was $.12, and $.38 respectively. The realized tax benefit from stock options for the years ended January 2, 2010, and January 3, 2009 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the years ended January 2, 2010 and January 3, 2009 was $329,002 and $11,724, respectively.

Warrants:    During the fiscal year ended at January 3, 2009, the Company granted warrants as a part of private placement equity offering using New Castle Financial Services, Inc. From March 7, 2008 to July 29, 2008, the company granted 1,718,350 warrants to investors to purchase the Company common stock at $3.00 per share. The Company has the right to call these warrants at $4.50 per share.

In addition, the Company also granted warrants to the placement agent, New Castle Financial Services, Inc. in exchange for part of their services as a placement agent during the fiscal year ended at January 3, 2009. On August 7, 2008, the Company granted 336,390 warrants to New Castle Financial Services, Inc. to purchase the Company common stock at $1.36 per share.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes based option valuation model. The warrants were valued at $1,224,575 and recorded by the Company in additional paid-in capital. The table below outlines the weighted average assumptions for warrants granted during the fiscal year ended January 3, 2009.

Summary of Significant Assumptions	January 3, 2009
Expected Term	5.00
Expected Volatility	22.02%
Expected Dividends	0.00%
Risk Free Rate of Return	2.84%

The expected volatility is based on an average of comparable public companies.

At January 2, 2010, the following warrants were outstanding and exercisable:

Warrants granted in connection with:	Weighted Average Exercise Prices	Number Outstanding And Exercisable At January 2, 2010	Weighted Average Remaining Life
Placement Agent (New Castle)	$1.36	336,390	3.59
Private Placement Equity Offering	$3.00	1,718,350	3.30

	$2.73	2,054,740	3.35

Note 9.	Stock Issuances and Redemptions

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

Additionally, during the year ended January 3, 2009, the Company sold 50,000 shares for $50,000 to one of its stockholders. The Company also issued 25,502 shares in exchange for outstanding legal billings of $22,669 incurred in prior years.

On June 18, 2008, prior to the Merger, ChromaDex, Inc. repurchased 1,222,795 shares from Bayer AG. In conjunction with this repurchase, ChromaDex, Inc issued a non-interest bearing note to Bayer AG. This note was due December 31, 2008 in the amount of $1,002,691. The note was discounted based on an interest rate of 8.00% for a discount of $43,074 and the note was recorded at a discounted value of $959,617. This note was repaid on December 18, 2008. The repurchased shares were cancelled on June 18, 2008.

Note 10.	Lease Commitments

The Company leases its office and research facilities in California and Colorado under operating lease agreements that expire at various dates from April 2010 through April 2016. Monthly lease payments range from $1,029 per month to $19,657 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a noncurrent liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2010	$445,614
2011	444,592
2012	459,638
2013	474,908
2014	270,800
Thereafter	372,811

$2,468,363

Rent expense was $509,725, and $416,612 for the years ended January 2, 2010 and January 3, 2009, respectively.

Note 11.	Related Party Transactions

At January 2, 2010 and January 3, 2009, the Company owed $1,178,206 for both dates, to two officers relating to unpaid compensation. The amounts owed to officers are unsecured, non-interest bearing, and payable on demand.

Note 12.	Litigation

From time to time the Company has and expects to have claims and pending legal proceedings that generally involve product liability, professional service and employment issues. These proceedings are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of management, such proceedings are substantially covered by insurance and/or are without merit, and the ultimate disposition of such proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 13.	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,477,000 and $1,424,000 for the years ended January 2, 2010 and January 3, 2009, respectively. International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

Note 14.	Management’s Plans for Operations

The Company has incurred a loss from operations of $892,732 and a net loss of $907,568 for the year ended January 2, 2010, and a net loss of $2,104,476 for the year ended January 3, 2009. The loss for the year ended January 2, 2010 reflects costs related to increased service capacity as well as related to reporting, legal, accounting and compliance associated with being a public reporting entity. The Company expects to incur significant future costs associated with being a public reporting entity. The loss for the year ended January 3, 2009 largely reflects one-time legal and accounting costs associated with the Merger and subsequent costs associated with becoming a public reporting entity. The legal and accounting one-time costs for the year ended January 3, 2009 were approximately $640,000. In addition, management has invested heavily in additional personnel and selling expenses over the past two years to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, and advertising expenses versus prior years. Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded its marketing plan to target the pharmaceutical, cosmetic and food sectors to support the reference standards, analytical services and discovery libraries product lines.

The company’s net cash used in operating activities was approximately $396,000 for the year ended in January 2, 2010, which was significantly less than approximately $1,921,000 for the year ended in January 3, 2009. Achieving growth without incurring significant additional overhead costs coupled with one-time legal and accounting costs for the year ended January 3, 2009 contributed to this significant decrease in net cash used. As mentioned earlier, the Management believes the implemented strategic operational structure changes will allow the Company to achieve profitability through future sales growth without incurring significant additional overhead costs. This was evidenced by the company’s net decrease in cash for the 6 month period ended January 2, 2010 being approximately $135,000.

The Company believes its current cash on hand and the cash provided by current operations will be sufficient to implement our current business plan through the June, 2011. However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital throughout 2010. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent and registered public accounting firm on accounting and financial disclosure.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of January 2, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2010.

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of January 2, 2010. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 2, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Proposal 1: Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.” If the Company shall amend its Code of Conduct as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the code of conduct to any such person, the Company shall disclose such amendment or waiver on its website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.”

Item 11.	Executive Compensation

Information concerning management remuneration and transactions is incorporated by reference from the section entitled “Director Compensation” and “Executive Compensation” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the equity compensation plans of ChromaDex as of January 2, 2010:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,140,426	$1.25	982,712	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,140,426	$1.25	982,712	(1)

(1)	Pursuant to the ChromaDex, Inc. 2007 Second Amended and Restated Equity Incentive Plan (the “2007 Plan”), the maximum number of shares authorized for issuance under this plan is the greater of 4,000,000 shares of common stock or 10% of the shares of common stock of the Company issued and outstanding on any date during the 2007 Plan, as determined in accordance with Section 13(a) of the 2007 Plan, subject to specified adjustment.

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and related transactions with management and others is incorporated by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

List of Exhibits

Reference is made to the Exhibit Index immediately preceding such Exhibits of this Annual Report on Form 10-K.

Item 16.	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of March 2010.

CHROMADEX CORPORATION

By:	/S/ FRANK L. JAKSCH, JR.
Frank L. Jaksch, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANK L. JAKSCH, JR. Frank L. Jaksch, Jr.	Co-Chairman of the Board, Chief Executive Officer, President, Director (Principal Executive Officer)	March 31, 2010

/S/ THOMAS C. VARVARO Thomas C. Varvaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 31, 2010

/S/ STEPHEN BLOCK Stephen Block	Director	March 31, 2010

/S/ REID DABNEY Reid Dabney	Director	March 31, 2010

/S/ MARK S. GERMAIN Mark S. Germain	Co-Chairman of the Board, Director	March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.2	Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1	Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2	Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3	Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5	Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

10.1	ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.3	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

Exhibit Number	Description

10.5	Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.6	First Amendment to Employment Agreement dated April 14, 2008, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. Amended August 21, 2008 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2008)(1)+

10.7	Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.8	First Amendment to Employment Agreement dated April 14, 2008, by and between Thomas C. Varvaro and ChromaDex, Inc. Amended August 21, 2008 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2008)(1)+

10.9	Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between the ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.10	Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.11	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.12	Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.13	Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.14	Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16	Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

Exhibit Number	Description

10.17	Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.18	Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender. (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.19	Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc.* (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)

10.20	Subscription Agreement, dated November 29, 2009, between Jinke Group (Hong Kong) Ltd and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.