Form 10-K/A
period 2010-01-02
ChromaDex Corp.
filed 2010-04-30
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 4, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $9,011,943.

Number of shares of common stock of the registrant outstanding as of April 20, 2010 : 28,838,216

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Form 10-K”). We are filing this Amendment which we had originally intended to incorporate from our definitive proxy statement, because the definitive proxy statement is not being filed within 120 days of the end of our fiscal year ended January 2, 2010. This Amendment amends and restates Items 10 through 14 of Part III of the Original Form 10-K in their entirety, and the reference on the cover of the Original Form 10-K to the incorporation by reference of Registrant’s definitive proxy statement into Part III of the annual Report is hereby amended to delete that reference.

The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K including events disclosed in those certain Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2010 and on April 26, 2010.

In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to ChromaDex Corporation and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors currently consists of seven members, four of whom are independent within the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc. Listed below are the biographical summaries and ages as of March 31, 2010 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Frank L. Jaksch Jr., 41, is a co-founder of ChromaDex and has served as Co-Chairman of the Board and Chief Executive Officer since 2000. Mr. Jaksch oversees strategy, operations and marketing for the Company with a focus on scientific products and pharmaceutical and nutraceutical markets. From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions. Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. Frank L. Jaksch Jr. is the brother of Kevin Jaksch. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business allow him to bring an understanding of the industries in which the Company operates as well as scientific expertise to the Company and the Board of Directors.

Thomas C. Varvaro, 40, has served as ChromaDex’s Chief Financial Officer since 2004 and Secretary since 2006. He has also served as a director since 2006. Mr. Varvaro oversees operations, accounting, information technology, inventory, distribution, and human resources management for the Company. Mr. Varvaro has developed skills in process mapping, information technology custom application design, enterprise risk systems deployment, plant automation and reporting and bar code tracking implementation from his prior business experiences. From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as Controller and was promoted to Chief Information Officer and then Chief Financial Officer during his tenure. From 1993 to 1998, Mr. Varvaro was employed by Maple Leaf Bakery, USA, a Chicago, Illinois based company, during its rise to becoming a national leader in specialty food products. Mr. Varvaro served as Staff Accountant and was promoted to Assistant Controller during his tenure. He earned a B.S. in Accounting from University of Illinois, Urbana, and is a Certified Public Accountant. The Nominating and Corporate Governance Committee believes that Mr. Varvaro’s 16 years of experience in accounting and management roles along with the exposure that he has had to corporate mergers and acquisitions allows him to bring financial expertise and corporate management experience to the Company and the Board.

Stephen Block, 65, has been a director of ChromaDex since 2007 and Chair of the Compensation Committee, a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee since 2007. Mr. Block is also a director and Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee of Senomyx, Inc., a public biotech company. He has served on the Board of Senomyx, Inc. since 2005. He also serves as the Chairman of the Board of Blue Pacific Flavors and Fragrances, Inc., and as a director of Allylix, Inc., Vigilistics, Inc., and Masher Media, Inc. of which he was also a co-founder. He has served on the board of these privately held companies since 2007, 2008, and 2009, respectively. Mr. Block retired as Senior Vice President, General Counsel and Secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s Chief Legal Officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as Senior Vice President, General Counsel, Secretary and Director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock Stroock & Lavan. Mr. Block currently serves as an industry consultant and as a member of the Executive Committee of Orange County Tech Coast Angels, a leading angel investing group, and as a managing director of Venture Farm LLC, an early stage venture capital firm. Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School. The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the Chief Legal Officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 58, has served as a director of ChromaDex and has chaired the Audit Committee since October 2007. Since November 2008, he has also served as a Managing Director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.’s (CEOS.OB) (a Software As A Service (SaaS) technology provider’s) Senior Vice President and Chief Financial Officer. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney served as Vice President of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the Chief Financial Officer of House Ear Institute in Los Angeles, California. Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania’s Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from the Financial Industry Regulatory Authority (FINRA). The Nominating and Corporate Governance Committee believes that Mr. Dabney’s experience as CFO of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 36, has served as a director of ChromaDex since December 2005. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex. Mr. Dunkerley has been Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, since February 2009. He was President and Chief Executive Officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October 31, 2007 to February 17, 2009. He had served as Cecor’s Chief Operating Officer from June 2007 to October 31, 2007 and as Vice President of Corporate Finance from June 2006 to June 2007. From January 2006 to July 2006, Mr. Dunkerley served as Vice President of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies. Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7 and 66 licenses from FINRA. The Nominating and Corporate Governance Committee believe that Mr. Dunkerley’s experience as CEO of a public company and his extensive financial market experience qualify him to sit on the Nominating and Corporate Governance Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 59, has served as Co-Chairman of the Board of Directors since he co-founded ChromaDex in 2000 and he has served on the Audit Committee since October 2007. Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the Board of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He graduated from New York University School of Law, Order of the Coif, in 1975 and was a partner in a New York law firm practicing corporate and securities law before entering the private sector in 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991. In addition to his role as a Co-Chairman of the Company, Mr. Germain is currently a director of the following publicly traded companies: Omnimmune Holdings, Inc. (OTCBB: OMMHE.OB), a biotechnology company, Stem Cell Innovations, Inc. (OTC:SCLL.PK), a cell biology company, Collexis Holdings, Inc. (OTC:CLXS.PK), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ:PSTI), a bio-therapeutics company. During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ: REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTCBB: ILNS.OB), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field. The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Kevin M. Jaksch, 39, has served as a director of ChromaDex since 2000. Since 2000, Mr. Jaksch has served as Vice President and Branch Manager at Charles Schwab & Co., Inc. (NYSE: SCHW). Mr. Jaksch has been a registered representative for 17 years and a registered principal for 14 years overseeing two offices with over four billion in assets. Mr. Jaksch has broad experience in the financial markets and financial advising. Mr. Jaksch earned a B.A. in Communications from the University of Southern California in Los Angeles. Kevin Jaksch is the brother of Frank L. Jaksch Jr. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s experience trading in and working with financial markets provides unique knowledge of the investor side of the financial markets as well financial expertise to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended January 2, 2010 except as follows: Frank L. Jaksch Jr. was late in filing one report for one transaction; Thomas C. Varvaro was late in filing one report for one transaction; Stephen Block was late in filing one report for one transaction; Reid Dabney was late in filing one report for one transaction; Hugh Dunkerley was late in filing one report for one transaction; Mark Germain was late in filing one report for one transaction and Kevin Jaksch was late in filing one report for one transaction.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct.

Waivers to the Code of Conduct may be granted only by the Board. In the event that the Board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on a Current Report on Form 8-K.

The Code of Conduct applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.” If the Company shall amend its Code of Conduct as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the code of conduct to any such person, the Company shall disclose such amendment or waiver on its website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.”

Audit Committee

Our Audit Committee currently consists of three directors: Messrs. Reid Dabney (chairman), Mark S. Germain and Stephen Block. The Board has determined that:

•	Mr. Dabney qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and

•

all members of the Audit Committee (i) are “independent” under the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc., (ii) meet the criteria for independence as set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (iii) has not participated in the preparation of our financial statements at any time during the past three years and (iv) is financially literate and have accounting and finance experience.

Item 11.	Executive Compensation

This section of the Company’s Annual Report on Form 10-K explains our compensation for the persons who served as our Chief Executive Officer and our Chief Financial Officer during our fiscal year ended January 2, 2010. The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation. Under these rules, the Company provides executive compensation disclosure for our named executive officers for two years under the Summary Compensation Table, as well as the Outstanding Equity Awards at Year End Table, Director Compensation Table and certain narrative disclosures.

2009 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer) who served during the year ended January 2, 2010 as executive officers of ChromaDex. The compensation indicated below was paid by ChromaDex.

Name	Year	Salary		Bonus	Option Awards (1)		All Other Compensation	Total ($)
Frank L. Jaksch Jr.	2009	$183,750		—	$7,620	(2)	$1,788	$193,158
	2008	$156,769	(3)	—	$338,385	(4)	$1,788	$496,942
Thomas C. Varvaro	2009	$136,500		—	$5,715	(5)		$142,215
	2008	$120,000		—	$39,810	(6)		$159,810

(1)	The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 2, 2010 and the fiscal year ended January 3, 2009, respectively. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.
(2)	On May 13, 2009, Frank L. Jaksch Jr. was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $0.50. These options expire on May 13, 2019, and 25% of the shares vest on May 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.
(3)	Frank L. Jaksch Jr. was paid $146,385 of his salary in cash in 2008 and the remainder is owed to him as unpaid compensation. See “Certain Relationships and Related Transactions” below.
(4)	On April 21, 2008, Frank L. Jaksch Jr. was granted options to purchase 850,000 shares of ChromaDex common stock at an exercise price of $1.50. These options expire on April 21, 2018, and 25% of the shares vested on April 21, 2009 and the remaining 75% vest 2.083% monthly thereafter.
(5)	On May 13, 2009, Thomas C. Varvaro was granted options to purchase 75,000 shares of ChromaDex common stock at an exercise price of $0.50. These options expire on May 13, 2019, and 25% of the shares vest on May 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.
(6)	On April 21, 2008, Thomas C. Varvaro was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $1.50. These options expire on April 21, 2018, and 25% of the shares vested on April 21, 2009 and the remaining 75% vest 2.083% monthly thereafter.

Employment and Consulting Agreements

The material terms of employment agreements with the Named Executives previously entered into by ChromaDex are described below.

Employment Agreement with Frank L. Jaksch Jr.

ChromaDex entered into a two-year, employment agreement dated April 14, 2008 with Frank L. Jaksch Jr. its Chief Executive Officer. Pursuant to this agreement, Mr. Jaksch is entitled to receive a base salary of $150,000 per year, subject to certain milestones. One of the milestones provided that, following the Merger, Mr. Jaksch would be entitled to a base salary of $175,000. The Merger occurred on June 20, 2008, as a result of which Mr. Jaksch’s base salary was increased to $175,000 per year. Mr. Jaksch’s current salary is $175,000 per year. Mr. Jaksch is also eligible for discretionary bonuses as determined by our Board of Directors.

Pursuant to the employment agreement, Mr. Jaksch is eligible to be granted stock options for purchase of our shares at the sole discretion of our Board of Directors. Mr. Jaksch is also entitled to receive the standard benefits generally available to other members of senior management.

In the event Mr. Jaksch’s employment with us is terminated voluntarily by Mr. Jaksch, he shall be entitled to any accrued but unpaid base salary and any stock vested through the date of his termination. In addition, if Mr. Jaksch leaves the Company for Good Reason (as defined in his employment agreement) he shall also be entitled to severance (as set forth in the employment agreement), whatever bonus he would have been entitled to for the year in which such termination occurs, and he will be deemed to have been employed for the entirety of such year. As used herein, “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Jaksch provides written notice to ChromaDex within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and ChromaDex fails to release Mr. Jaksch from his obligation to perform such inconsistent duties and to re-assign Mr. Jaksch to his customary duties within 20 business days after ChromaDex’s receipt of such notice; or (B) if, without the consent of Mr. Jaksch, Mr. Jaksch’s normal place of work is or becomes situated more than 50 linear miles from Mr. Jaksch’s personal residence as of the effective date of his employment agreement, or (C) a failure by ChromaDex to comply with any other material provision of the employment agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Jaksch to ChromaDex, or if such failure is not capable of being cured in such time, a cure shall not have been diligently pursued by ChromaDex within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation equal to the lesser of the remainder of the term of the agreement, or up to 12 months paid salary.

In the event Mr. Jaksch’s employment terminates as a result of his death or disability, he, or his estate, as the case may be, will be entitled to his accrued but unpaid base salary, stock vested through the date of his termination and, notwithstanding any policy of ChromaDex to the contrary, any bonus that would be due to him for the fiscal year in which termination pursuant to death or disability took place. At the option of the Board, Mr. Jaksch’s bonus will be either prorated or paid in full to him, or his estate, as the case may be, at the time he would have received such bonus had he remained an employee of ChromaDex.

In the event that Mr. Jaksch is terminated by us for good reason (as defined in his employment agreement), he will only be entitled to his accrued but unpaid base salary, and any stock vested through the date of his termination.

In the event that Mr. Jaksch is terminated due to Cessation of Business (as defined in his employment agreement), Mr. Jaksch will be entitled to a lump sum payment of base salary and continuation of health benefits until the earlier of the remainder of the term of the agreement or nine months from the date of termination.

In the event we terminate Mr. Jaksch’s employment without cause (as defined in the employment agreement), Mr. Jaksch is entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Jaksch enters into a standard separation agreement at the Company’s sole discretion, Mr. Jaksch will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided to other executive employees until the earlier of the term of his employment agreement or 12 months from the date of termination.

Employment Agreement with Thomas C. Varvaro

ChromaDex entered into a two-year, employment agreement dated April 14, 2008 with Thomas C. Varvaro, its Chief Financial Officer. Pursuant to this agreement, Mr. Varvaro is entitled to receive a minimum base salary of $110,000 per year, subject to certain milestones. One of those milestones provided that, following the Merger, Mr. Varvaro would be entitled to a base salary of $130,000. Following the Merger, Mr. Varvaro’s base salary was increased to $130,000 per year. Mr. Varvaro’s current base salary is $130,000 per year. Mr. Varvaro is also eligible for discretionary bonuses as determined by our Board of Directors.

Pursuant to his employment agreement, Mr. Varvaro is eligible to be granted stock options for purchase of our shares at the sole discretion of our Board of Directors. Mr. Varvaro is also entitled to receive the standard benefits generally available to other members of senior management.

In the event Mr. Varvaro’s employment with us is terminated voluntarily by Mr. Varvaro he will be entitled to any accrued but unpaid base salary, and any stock vested through the date of his termination. In addition, if Mr. Varvaro leaves the Company for Good Reason (as defined in his employment agreement) he will also be entitled to severance (as set forth in the employment agreement), whatever bonus he would have been entitled to for the year in which such termination occurs, and he shall be deemed to have been employed for the entirety of such year. As used herein, “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Varvaro provides written notice to ChromaDex within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and ChromaDex fails to release Mr. Varvaro from his obligation to perform such inconsistent duties and to re-assign Mr. Varvaro to his customary duties within 20 business days after ChromaDex’s receipt of such notice; or (B) if, without the consent of Mr. Varvaro, Mr. Varvaro’s normal place of work is or becomes situated more than 50 linear miles from Mr. Varvaro’s personal residence as of the effective date of his employment agreement, or (C) a failure by ChromaDex to comply with any other material provision of the employment agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Varvaro to ChromaDex, or if such failure is not capable of being cured in such time, a cure will not have been diligently pursued by ChromaDex within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation equal to the lesser of the remainder of his agreement or 12 months paid salary.

In the event Mr. Varvaro is terminated as a result of his death or disability he will be entitled to his accrued but unpaid base salary, stock vested through the date of his termination and, notwithstanding any policy of ChromaDex to the contrary, any bonus that would be due to him for the fiscal year in which termination pursuant to death or disability took place at the option of the Board. Mr. Varvaro’s bonus will be either prorated or paid in full to him, or his estate, as the case may be, at the time he would have received such bonus had he remained an employee of ChromaDex.

In the event that Mr. Varvaro is terminated by us for good reason (as defined in the employment agreement), he will only be entitled to his accrued but unpaid base salary, and any stock vested through the date of his termination.

In the event that Mr. Varvaro is terminated due to a Cessation of Business (as defined in his employment agreement), Mr. Varvaro will be entitled to a lump sum payment of base salary and continuation of health benefits until the earlier of the remainder of the term of the agreement or nine months from the date of termination.

In the event we terminate Mr. Varvaro’s employment without cause (as defined in his employment agreement), Mr. Varvaro is entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Varvaro enters into a standard separation agreement at the Company’s sole discretion, Mr. Varvaro will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided to other executive employees until the earlier of the term of his employment agreement or 12 months from the date of termination.

2009 DIRECTOR COMPENSATION

Non-Employee Board members currently receive an annual grant of 30,000 options to buy ChromaDex common stock upon reelection by the Shareholders. These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company the “2007 Plan” and are granted on the same terms as those being issued to employees. The vesting schedule of the options is as follows: 25% of the options vest on the first anniversary of the grant and 2.083% vest monthly thereafter.

The following table provides information concerning compensation of directors of ChromaDex who were directors for the fiscal year ended January 2, 2010. The compensation reported is for services as directors for the fiscal year ended January 2, 2010.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Block(2)	—	—	2,286	—	—	—	2,286
Reid Dabney(3)	—	—	2,286	—	—	—	2,286
Hugh Dunkerley(4)	—	—	2,286	—	—	—	2,286
Mark S. Germain(5)	—	—	2,286	—	—	—	2,286
Frank L. Jaksch Jr.(6)	—	—	—	—	—	—	—
Kevin M. Jaksch(7)	—	—	2,286	—	—	—	2,286
Thomas C. Varvaro(8)	—	—	—	—	—	—	—

(1)	The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 2, 2010. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.
(2)	Stephen Block held an aggregate of 125,000 option awards as of January 2, 2010.
(3)	Reid Dabney held an aggregate of 110,000 option awards as of January 2, 2010.

(4)	Hugh Dunkerley held an aggregate of 215,000 option awards as of January 2, 2010.
(5)	Mark S. Germain held an aggregate of 310,000 option awards as of January 2, 2010.
(6)	Frank L. Jaksch Jr. held an aggregate of 1,250,000 option awards as of January 2, 2010.
(7)	Kevin M. Jaksch held an aggregate of 265,000 option awards as of January 2, 2010.
(8)	Thomas C. Varvaro held an aggregate of 675,000 option awards as of January 2, 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options granted to our named executive officers outstanding as of January 2, 2010.

Outstanding Stock Options at 2009 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Frank L. Jaksch Jr.	180,000	120,000	(1)	—	1.50	12/1/2016
	291,667	408,333	(2)	—	1.50	4/21/2018
	62,500	87,500	(3)	—	1.50	4/21/2018
	—	100,000	(4)		0.50	5/13/2019
Thomas C. Varvaro	240,000	—		—	1.00	1/19/2014
	10,000	—		—	1.00	1/19/2014
	150,000	100,000	(5)	—	1.50	12/1/2016
	41,667	58,333	(6)		1.50	4/21/2018
	—	75,000	(7)		0.50	5/13/2019

(1)	60,000 of Mr. Jaksch’s options vest on December 1 of each year.
(2)	14,583 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.
(3)	3,125 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.
(4)	25,000 of Mr. Jaksch’s options vest on May 13, 2010, and 2,083 options vest on the 13th of every month thereafter through May 13, 2013.
(5)	50,000 of Mr. Varvaro’s options vest on December 1 of each year.
(6)	2,083 of Mr. Varvaro’s options vest on the 21st of every month through April 21, 2012.
(7)	18,750 of Mr. Varvaro’s options vest on May 13, 2010, and 1,563 options vest on the 13th of every month thereafter through May 13, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 20, 2010, there were approximately 28,838,216 shares of our common stock outstanding. In addition, at April 20, 2010 there were options representing rights to purchase up to approximately 4,140,426 shares of ChromaDex common stock at a weighted average exercise price of $1.25 per share and warrants representing rights to purchase up to approximately 2,054,740 shares of ChromaDex common stock at a weighted average exercise price of $2.73 per share. The following table sets forth certain information regarding our common stock, beneficially owned as of April 20, 2010, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after April 20, 2010 are included as beneficially owned by the holder. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Aggregate Percentage Ownership
Black Sheep, FLP (3)	6,225,155		21.59%
Margie Chassman	4,407,640		15.28%
Margery Germain (4)	2,053,995		7.12%
Jaksch Family Trust (5)	1,429,000		4.96%
Directors
Stephen Block (6)	53,979		0.19%
Reid Dabney (7)	46,166		0.16%
Hugh Dunkerley (8)	136,791		0.47%
Mark S. Germain (9)	150,334		0.52%
Kevin M. Jaksch (10)	126,896		0.44%
Frank Louis Jaksch Jr. (11)	8,303,947		28.16%
Thomas C. Varvaro (12)	472,396		1.61%
Named Executive officers
Frank Louis Jaksch Jr., Chief Executive Officer	(See above	)
Thomas C. Varvaro, Chief Financial Officer	(See above	)
All directors and executive officers as a group (7 Directors)(13)	9,290,509		31.55%

(1)	Addresses for the Beneficial Owners listed are: Frank Louis Jaksch Jr., 8 Garzoni Aisle, Irvine, California 92606; Margie Chassman, 445 West 23rd Street, Apt. 16E, New York, NY 10011; Margery Germain, 415 Greenwich Street, Apt. 4E, New York, NY 10013; Jaksch Family Trust, 70 Pienza, Laguna Niguel, CA 92677.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and dispositive power. Shares of Common Stock issuable upon the conversion of stock options within the next 60 days are deemed to be converted and beneficially owned by the individual or group identified in the Aggregate Percentage Ownership column.
(3)	Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.
(4)	Does not include the shares beneficially owned by Mark Germain, who is Ms. Germain’s husband, as Ms. Germain does not share voting or dispositive control over those shares. See Footnote 9 of this table below.
(5)	Frank Louis Jaksch, Sr. and Maria Jaksch are trustees of the Jaksch Family Trust.
(6)	Includes 53,979 stock options exercisable within 60 days.
(7)	Includes 46,166 stock options exercisable within 60 days.
(8)	Includes 136,791 stock options exercisable within 60 days.
(9)	Includes 150,334 stock options exercisable within 60 days. Does not include the shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.
(10)	Includes 126,896 stock options exercisable within 60 days.
(11)	Includes 1,429,000 shares owned by the Jaksch Family Trust, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 649,792 stock options exercisable within 60 days.
(12)	Includes 472,396 stock options exercisable within 60 days.
(13)	Includes 1,636,354 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about the equity compensation plans of ChromaDex as of January 2, 2010:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,140,426	$1.25	982,712	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,140,426	$1.25	982,712	(1)

(1)	Pursuant to the ChromaDex, Inc. 2007 Second Amended and Restated Equity Incentive Plan (the “2007 Plan”), the maximum number of shares authorized for issuance under this plan is the greater of 4,000,000 shares of common stock or 10% of the shares of common stock of the Company issued and outstanding on any date during the 2007 Plan, as determined in accordance with Section 13(a) of the 2007 Plan, subject to specified adjustment.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

At January 2, 2010 and January 3, 2009, the Company owed $1,178,206 to Frank L Jaksch Jr. and Mark Germain relating to unpaid compensation. Of the amount outstanding as of January 2, 2010, approximately $837,000 is owed to Mr. Jaksch and $341,000 is owed to Mr. Germain. The amounts owed are non-interest bearing.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Stephen Block, Reid Dabney, Hugh Dunkerley and Mark Germain has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the aforementioned independence standards because he is the Chief Executive Officer of our Company, Thomas C. Varvaro does not meet the independence standards because of he is the Chief Financial Officer of our Company, and Kevin Jaksch does not meet the independence standards because he is the brother of Frank L. Jaksch Jr., who is the Chief Executive Officer of our Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

During each of the two fiscal years ending January 2, 2010 and January 3, 2009, McGladrey & Pullen was the Company’s independent registered public accounting firm. For each of these years, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:

Description	2009	2008
Audit Fees (1)	$119,000	$170,000
Audit-Related Fees (2)	$—	$18,000
Tax Fees (3)	$22,000	$20,000
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees include costs incurred for reviews of registration statements and review of the Company’s SOX 404 project.
(3)	Tax fees consist of fees for the preparation of federal and state income tax returns and other matters.

Policy for Pre-Approval of Independent Auditor Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

List of Exhibits.

The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

Item 16.	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of April 2010.

CHROMADEX CORPORATION

By:	/S/ FRANK L. JAKSCH, JR.
Frank L. Jaksch, Jr.
Chief Executive Officer and President