Form 10-Q
period 2010-04-03
ChromaDex Corp.
filed 2010-05-18
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

Commission File Number: 000-53290

CHROMADEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of common stock of the registrant: 28,950,346 outstanding as of May 17, 2010.

CHROMADEX CORPORATION

2010 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

April 3, 2010 and January 2, 2010

	April 3, 2010	January 2, 2010
Assets
Current Assets
Cash	$538,675	$471,378
Trade receivables, net	768,517	497,928
Inventories	987,579	922,760
Prepaid expenses and other assets	176,162	115,794

Total current assets	2,470,933	2,007,860

Leasehold Improvements and Equipment, net	1,450,033	1,203,431

Deposits and Other Noncurrent Assets
Deposits	32,227	32,227
Intangible assets, net	333,601	321,490

	365,828	353,717

	$4,286,794	$3,565,008

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$878,605	$548,310
Accrued expenses	340,347	270,250
Current maturities of capital lease obligations	70,750	28,430
Due to officers	1,178,206	1,178,206
Customer deposits and other	109,987	126,518

Total current liabilities	2,577,895	2,151,714

Capital lease obligations, less current maturities	258,023	45,868

Deferred rent	318,082	319,973

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding April 3, 2010 and January 2, 2010 28,838,216 shares	28,838	28,838
Additional paid-in capital	9,177,740	9,126,141
Accumulated deficit	(8,073,784)	(8,107,526)

	1,132,794	1,047,453

	$4,286,794	$3,565,008

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ending April 3, 2010 and April 4, 2009

	Three Months Ended
	April 3, 2010	April 4, 2009
Sales	$1,937,592	$1,447,127
Cost of sales	1,119,619	979,054

Gross profit	817,973	468,073

Operating expenses:
Sales and marketing	224,619	221,622
General and administrative	554,033	566,643

	778,652	788,265

Operating income (loss)	39,321	(320,192)

Nonoperating (income) expenses:
Interest expense	5,699	5,245
Interest income	(120)	(1,595)

	5,579	3,650

Net income (loss)	$33,742	$(323,842)

Basic and Diluted income (loss) per common share	$0.00	$(0.01)

Basic and Diluted average common shares outstanding	28,838,216	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Month Periods ending April 3, 2010 and April 4, 2009

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash Flows From Operating Activities
Net income (loss)	$33,742	$(323,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	74,633	67,926
Amortization of intangibles	17,889	30,958
Share-based compensation expense	51,599	46,962
Changes in operating assets and liabilities:
Trade receivables	(270,589)	(105,318)
Inventories	(64,819)	(81,305)
Prepaid expenses and other assets	(60,368)	18,878
Accounts payable	330,295	53,864
Accrued expenses	70,097	31,936
Customer deposits and other	(16,531)	17,288
Deferred rent	(1,891)	(8,658)

Net cash provided by (used in) operating activities	164,057	(251,311)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(56,277)	(11,061)
Purchase of intangible assets	(30,000)	—

Net cash (used in) investing activities	(86,277)	(11,061)

Cash Flows From Financing Activities
Principal payments on capital leases	(10,483)	(20,144)

Net cash (used in) financing activities	(10,483)	(20,144)

Net increase (decrease) in cash	67,297	(282,516)
Cash:
Beginning	471,378	1,125,504

Ending	$538,675	$842,988

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,699	$5,245
Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$264,958	$—

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of April 3, 2010 and results of operations and cash flows for the three months ended April 3, 2010 and April 4, 2009. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2010 appearing in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010 and as amended by the Form 10-K/A filed with the Commission on April 30, 2010. Operating results for the three months ended April 3, 2010 are not necessarily indicative of the results to be achieved for the full year ending on January 1, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31 and the Company’s normal fiscal quarters end on the Saturday 13 weeks after the last fiscal year end or fiscal quarter end. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. For the periods ended April 3, 2010 and April 4, 2009, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the higher exercise prices than the market price of the shares for the period ended April 3, 2010 and for the period ended April 4, 2009. Due to options and warrants being out of the money, there are no potentially dilutive securities for the periods ended April 3, 2010 and April 4, 2009.

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	April 3, 2010	January 2, 2010
Laboratory equipment	$2,330,933	$2,063,860
Leasehold improvements	337,684	332,702
Computer equipment	209,916	208,499
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in progress	133,794	86,031

	3,031,080	2,709,845
Less accumulated depreciation	1,581,047	1,506,414

	$1,450,033	$1,203,431

Note 4. Share-based Compensation

	For the three months ended
	April 3, 2010	April 4, 2009
Options granted	—	355,000
Options forfeited	—	—
Total share-based compensation expense	$51,599	$46,962
Weighted average grant date fair value, options	$—	$0.19
Total unrecognized compensation cost	$423,035	$595,351
Remaining weighted average period cost will be recognized over	2.38	3.10

Note 5. Management’s Plans for Continuing Operations

The Company has earned a net profit of $33,742 for the three month period ended April 3, 2010 and it incurred a net loss of $907,568 for the year ended January 2, 2010. The profit for the three month period ended April 3, 2010 is due to an increase in sales coupled with a decrease in labor and a decrease in overhead costs as a percentage of sales. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s guideline releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines. In addition, the Company’s new line of bulk raw food grade material is expect to contribute to the Net Sales growth, but at a lower gross margin.

Subsequent to the period ended April 3, 2010, the Company entered into a Subscription Agreement with certain investors to issue and sell, in a private placement transaction, an aggregate of 26,249,983 newly issued shares of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. The Company has also agreed to issue 26,249,983 warrants to purchase Company common stock at an exercise price of $0.21 per share. More information regarding this capital raise is set forth in Note 6. “Subsequent Events” of this Quarterly Report on Form 10-Q. The Company believes this capital to be raised will be sufficient to implement its current business plan through December, 2011. However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December, 2011. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 6. Subsequent Events

On April 22, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors named therein (the “Subscribers”). Under the terms of the Subscription Agreement, the Company has agreed to issue and sell to the Subscribers, in a private placement transaction (the “Private Placement”), an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. The Company has also agreed to issue to each Subscriber an immediately exercisable warrant (collectively, the “Warrants”) to purchase Company common stock (collectively, the “Warrant Shares”) equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. Assuming the full exercise of the Warrants for cash, the Company would receive additional proceeds of $5,512,496, for an aggregate of $9,187,494 in proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that transactions contemplated by the Subscription Agreement will be consummated or that, if consummated, the Subscribers will exercise any of the Warrants and the Company will not receive any proceeds from any of the Warrants until they are exercised. The closing of the Private Placement is subject to, among other conditions, receipt of stockholder approval of an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized common stock from 50 million to 150 million shares (the “Stockholder Approval Condition”). If approved, the Warrants to purchase 26,249,983 shares of common stock will be issued at an exercise price of $0.21 per share and will be valued for accounting purposes at the closing. More information regarding this Subscription Agreement is set forth in Current Report on Form 8-K filed with the Commission on April 26, 2010. The full details of the Subscription Agreement and the Private Placement are not summarized in this Quarterly Report on Form 10-Q, and the Company refers you to the full Form 8-K filed with the Commission on April 26, 2010 for additional information about the Private Placement.

On May 4, 2010, the Company filed with the Commission a definitive proxy statement relating to its 2010 annual meeting of stockholders, including proposals on (i) the Stockholder Approval Condition and (ii) certain amendments to the Company’s Second Amended and Restated 2007 Equity Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance under such plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward looking statements include, a continued decline in general economic conditions nationally and internationally, inability for us to complete the transactions contemplated by the Subscription Agreement; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation, the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, factors and other risks are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010, as amended by the Form 10-K Amendment filed with the Commission on April 30, 2010, and in future reports the Company files with the Commission. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of ChromaDex together with the financial statements and the related notes presented in Item 1 of this report.

Overview

ChromaDex Corporation and its subsidiaries (collectively, “ChromaDex”, or the “Company”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to third parties and customers.

The discussion and analysis of our financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our current cash, cash equivalents and cash generated from operations, and the capital to be raised pursuant to the Subscription Agreement entered into the by the Company on April 22, 2010 (see “Liquidity and Capital Resources” in Item 2 of this Form 10-Q) will be sufficient to meet our projected operating plans through December, 2011. We may, however, seek additional capital prior to the end of December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient net income prior to December, 2011 to meet our projected operating plans, or are unable to consummate the transactions contemplated by the Subscription Agreement, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

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

Over the next twelve months, we plan to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities. We also intend to increase the research and development of our new bulk food grade raw material line as well as increase marketing and sales related to these products.

Results of Operations

ChromaDex generated net sales of $1,937,592 for the three month period ended April 3, 2010 and $1,447,127 for the three month period ended April 4, 2009. ChromaDex earned a net profit of $33,742 for the three month period ended April 3, 2010 and incurred a net loss of $323,842 for the three month period ended April 4, 2009. This equated to a $0.00 income per basic and diluted share for the three month period ended April 3, 2010 versus a $0.01 loss per basic and diluted share for the three month period ended April 4, 2009.

Net Sales

Net Sales consist of Gross sales less returns and discounts. Net sales increased by 34% to $1,937,592 for the three month period ended April 3, 2010 as compared to $1,447,127 for the three month period ended April 4, 2009. This increase was due to our new service offerings, increased sales of bulk food grade raw materials, and increased demand for our existing products and services.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended April 3, 2010 was $1,119,619 versus $979,054 for the three month period ended April 4, 2009. As a percentage of net sales, this represented a 10% decrease for the three month period ended April 3, 2010 compared to the three month period ended April 4, 2009. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs. However, during the three month period ended April 3, 2010, sales of high volume products, primarily consisting of bulk food grade materials for dietary supplements and foods increased. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products throughout 2010. Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 75% to $817,973 for the three month period ended April 3, 2010 from $468,073 for the three month period ended April 4, 2009. The increase in sales coupled with a decrease in labor and overhead costs as a percentage of sales contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Raw materials costs as a percentage of sales are expected to increase as sales of the high volume bulk food grade materials continue to grow.

Operating Expenses—Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three month period ended April 3, 2010 were $224,619 as compared to $221,622 for the three month period ended April 4, 2009. This slight increase was due to our increased marketing efforts across different customer sectors, such as academic institutions, contract research organizations, sports nutrition, legal consultants and government agencies.

Operating Expenses—General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management compensation. General and administrative expenses for the three month period ended April 3, 2010 were $554,033 as compared to $566,643 for the three month period ended April 4, 2009. One of the factors that contributed to this slight decrease was a decrease in amortization expenses of a certain intangible asset. This intangible asset became fully amortized as of December, 2009.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three month period ended April 3, 2010 was $5,699 compared to $5,245 for the three month period ended April 4, 2009. This increase was due to a new capital lease obligation incurred for the purchase of equipment during the three month period ended April 3, 2010.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three month period ended April 3, 2010, was $120 as compared to $1,595 for the three month period ended April 4, 2009. This decrease was primarily due to a decrease in cash balance in our money market accounts.

Depreciation and Amortization

For the three month period ended April 3, 2010, we recorded approximately $74,633 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the three month period ended April 3, 2010, we recorded an amortization for intangible assets of approximately $17,899.

Liquidity and Capital Resources

Since inception and through April 3, 2010, we have incurred aggregate losses of approximately $8.1 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. We may seek additional capital prior to December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to December, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly.

On April 22, 2010, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”). Under the terms of the Subscription Agreement, we have agreed to issue and sell to the Subscribers, in a private placement transaction (the “Private Placement”), an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of our common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. We have also agreed to issue to each Subscriber an immediately exercisable warrant (collectively the “Warrants”) to purchase our common stock equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. Assuming the full exercise of the Warrants for cash, we would receive additional proceeds of $5,512,496, for an aggregate of $9,187,494 in proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that transactions contemplated by the Subscription Agreement will be consummated or that, if consummated, the Subscribers will exercise any of the Warrants and that we will receive any proceeds from any of the Warrants until they are exercised. The closing of the Private Placement is subject to, among other conditions, receipt of stockholder approval of an amendment to our certificate of incorporation, as amended, to increase the number of shares of authorized common stock from 50 million to 150 million shares.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the three months ended April 3, 2010 was $164,000 compared to $251,000 used in operating activities for the three months ended April 4, 2009. The positive net cash provided by operating activities for the three months ended April 3, 2010 is largely due to a net profit adjusted for non-cash items and an increase in cash provided by accounts payable and accrued expenses, during this time period.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $86,000 for the three months ended April 3, 2010, compared to $11,000 for the three months ended April 4, 2009. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment for our service business as well as purchases of intangible assets.

Net cash used in financing activities

Net cash used in financing activities was $10,000 for the three months ended April 3, 2010, compared to $20,000 for the three months ended April 4, 2009. Net cash used in financing activities for both periods consisted of principal payments on capital leases.

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

Off-Balance Sheet Arrangements

During the three months ended April 3, 2010, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010 as amended by the Form 10-K/A filed with the Commission on April 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on the Company’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The 2009 Form 10-K includes detailed disclosure about the risks faced by the Company’s business. Such risks have not materially changed since January 2, 2010, except as described below. Events or circumstances arising from one or more of these risks, together with the risks we identify in our 2009 Form 10-K, could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below and in our 2009 Form 10-K are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Subscription Agreement Subject to Conditions

The Subscription Agreement is subject to numerous conditions, many of which are outside of our control and might not be fulfilled. We cannot assure you that the transactions contemplated by the Subscription Agreement will close in the near term or at all. If we fail to consummate the Subscription Agreement or otherwise fail to raise sufficient capital, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on our business, financial condition, business strategy or results of operations. Even if we were to consummate the transactions contemplated by the Subscription Agreement, we may need to raise additional capital in the future and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Failure to raise future additional capital may have a material adverse effect on our business, financial condition, business strategy or results of operations.

Dilution Resulting from Investment

Consummation of the transactions contemplated by the Subscription Agreement will involve the issuance of a substantial number of shares of our common stock and warrants to purchase common stock. If the transactions contemplated by the Subscription Agreement are consummated, our current stockholders’ ownership interest in us will be reduced, and if the warrants to exercise common stock that we are issuing pursuant to the Subscription Agreement are exercised in accordance with their terms, our current stockholders’ ownership interest in us will be reduced even further. As a result of the sale of such a large number of shares of our common stock and securities convertible into common stock, the market price of our common stock could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Patent License Agreement dated March 25, 2010 between The University of Mississippi and ChromaDex Corporation*

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation. (Registrant)

Date:	May 18, 2010	/s/ THOMAS C. VARVARO
Thomas C. Varvaro. Chief Financial Officer