Form 10-Q
period 2010-07-03
ChromaDex Corp.
filed 2010-08-17
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

Commission File Number: 000-53290

CHROMADEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 429-0288

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

Number of shares of common stock of the registrant: 60,111,040 outstanding as of August 16, 2010.

CHROMADEX CORPORATION

2010 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

July 3, 2010 and January 2, 2010

	July 3, 2010	January 2, 2010
Assets
Current Assets
Cash	$3,381,744	$471,378
Trade receivables, net	845,610	497,928
Inventories	1,164,657	922,760
Prepaid expenses and other assets	251,527	115,794

Total current assets	5,643,538	2,007,860

Leasehold Improvements and Equipment, net	1,395,917	1,203,431

Deposits and Other Noncurrent Assets
Deposits	32,227	32,227
Intangible assets, net	315,019	321,490

	347,246	353,717

	$7,386,701	$3,565,008

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$786,942	$548,310
Accrued expenses	326,302	270,250
Current maturities of capital lease obligations	73,268	28,430
Due to officers	—	1,178,206
Customer deposits and other	71,455	126,518

Total current liabilities	1,257,967	2,151,714

Capital lease obligations, less current maturities	238,735	45,868

Deferred rent	312,001	319,973

Stockholders’ Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding July 3, 2010 60,111,040 shares; January 2, 2010 28,838,216 shares	60,111	28,838
Additional paid-in capital	13,895,200	9,126,141
Accumulated deficit	(8,377,313)	(8,107,526)

	5,577,998	1,047,453

	$7,386,701	$3,565,008

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ended

	Three Months Ended
	July 3, 2010	July 4, 2009
Sales	$2,033,861	$1,342,716
Cost of sales	1,258,172	865,071

Gross profit	775,689	477,645

Operating expenses:
Sales and marketing	228,351	219,596
General and administrative	840,538	544,964

	1,068,889	764,560

Operating loss	(293,200)	(286,915)

Nonoperating (income) expenses:
Interest expense	10,726	4,602
Interest income	(397)	(417)

	10,329	4,185

Net loss	$(303,529)	$(291,100)

Basic and Diluted loss per common share	$(0.01)	$(0.01)

Basic and Diluted average common shares outstanding	43,623,403	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Six Month Periods ended

	Six Months Ended
	July 3, 2010	July 4, 2009
Sales	$3,971,453	$2,789,843
Cost of sales	2,377,791	1,844,125

Gross profit	1,593,662	945,718

Operating expenses:
Sales and marketing	452,970	441,218
General and administrative	1,394,571	1,111,608

	1,847,541	1,552,826

Operating loss	(253,879)	(607,108)

Nonoperating (income) expenses:
Interest expense	16,425	9,847
Interest income	(517)	(2,013)

	15,908	7,834

Net loss	$(269,787)	$(614,942)

Basic and Diluted loss per common share	$(0.01)	$(0.02)

Basic and Diluted average common shares outstanding	36,230,810	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Statement of Stockholders’ Equity (Unaudited)

Six months ended July 3, 2010

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 2, 2010	28,838,216	28,838	9,126,141	(8,107,526)	1,047,453
Share-based compensation	—	—	51,599	—	51,599
Net income	—	—	—	33,742	33,742

Balance, April 3, 2010	28,838,216	28,838	9,177,740	(8,073,784)	1,132,794
Share-based compensation	—	—	230,858	—	230,858
Issuance of common stock, net of offering costs of $188,372	26,249,983	26,250	3,460,376	—	3,486,626
Exercise of warrants	5,022,841	5,023	1,026,226	—	1,031,249
Net loss	—	—	—	(303,529)	(303,529)

Balance, July 3, 2010	60,111,040	60,111	13,895,200	(8,377,313)	5,577,998

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Six Month Periods ended

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash Flows from Operating Activities
Net loss	$(269,787)	$(614,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	151,920	136,257
Amortization of intangibles	36,471	61,914
Share-based compensation expense	282,457	97,792
Changes in operating assets and liabilities:
Trade receivables	(347,682)	(69,607)
Inventories	(241,897)	(136,841)
Prepaid expenses and other assets	(135,733)	53,107
Accounts payable	238,632	41,966
Accrued expenses	56,052	(44,279)
Customer deposits and other	(55,063)	29,400
Deferred rent	(7,972)	(12,442)
Due to officers	(1,178,206)	—

Net cash (used in) operating activities	(1,470,808)	(457,675)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(79,448)	(25,324)
Purchase of intangible assets	(30,000)	—
Proceeds from return of purchased equipment	—	5,000

Net cash (used in) investing activities	(109,448)	(20,324)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,486,626	—
Proceeds from exercise of warrants	1,031,249	—
Principal payments on capital leases	(27,253)	(40,930)

Net cash provided by (used in) financing activities	4,490,622	(40,930)

Net increase (decrease) in cash	2,910,366	(518,929)
Cash:
Beginning	471,378	1,125,504

Ending	$3,381,744	$606,575

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$16,425	$9,847
Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$264,958	$—

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of July 3, 2010 and results of operations and cash flows for the three and six months ended July 3, 2010 and July 4, 2009. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2010 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2010 and as amended by the Form 10-K/A filed with the Commission on April 30, 2010. Operating results for the six months ended July 3, 2010 are not necessarily indicative of the results to be achieved for the full year ending on January 1, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. Below is a tabulation of the potentially dilutive securities for the periods ended July 3, 2010 and July 4, 2009.

	Three Months Ending		Six Months Ending
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic average common shares outstanding	43,623,403	28,838,216	36,230,810	28,838,216
Warrants and options in the money, net	18,967,838	—	17,250,610	—

Weighted average common shares outstanding assuming dilution	62,591,241	28,838,216	53,481,420	28,838,216

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	July 3, 2010	January 2, 2010
Laboratory equipment	$2,384,248	$2,063,860
Leasehold improvements	340,990	332,702
Computer equipment	213,322	208,499
Furniture and fixtures	15,308	15,308
Office equipment	3,445	3,445
Construction in progress	96,938	86,031

	3,054,251	2,709,845
Less accumulated depreciation	1,658,334	1,506,414

	$1,395,917	$1,203,431

Note 4. Stock Issuance

On April 22, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”). Under the terms of the Subscription Agreement, the Company has issued and sold to the Subscribers, in a private placement transaction (the “Private Placement”), an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the three months ended July 3, 2010, the Company received net capital contributions of $3,486,626 through this offering. The Company has also issued to each Subscriber an immediately exercisable warrant (collectively, the “Warrants”) to purchase the Company’s common stock in an amount equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of July 3, 2010, 4,910,711 of these Warrants have been exercised and the Company received additional proceeds of $1,031,249 from exercise of these Warrants. More information regarding this Subscription Agreement is set forth in a Current Report on Form 8-K filed with the Commission on April 26, 2010.

Additionally, during the three months ended July 3, 2010, the Company issued 112,130 shares of common stock to Brookville Capital Partners for exercise of their warrants. Brookville Capital Partners, formerly known as New Castle Financial Services, elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock for $0 in cash payment in lieu of 336,390 shares with a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

Note 5. Share-based Compensation and Warrants

Stock option plan: At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the exercise price, vesting periods and expiration dates at the time of grant. Expiration dates are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 option plan, is authorized to issue stock options that total no more than 20% of the shares of common stock of the Company issued and outstanding as determined on a fully diluted basis. Beginning in 2007, options were no longer issuable under the 2000 option plan. The remaining amount available for issuance under the Second Amended and Restated 2007 option plan totaled 4,597,898 at July 3, 2010. The option awards generally vest ratably over a four-year period following grant date after a passage of time.

The Company recognized share-based compensation expense of $230,858 and $282,457 in general and administrative expenses in the statement of operations for the three and six months ended July 3, 2010, respectively. The Company recognized $50,830 and $97,792 in share-based compensation expense for the comparable periods in 2009.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the six months ended July 3, 2010.

Six Months Ended July 3, 2010	2010
Volatility	32.06%
Expected dividends	0.00%
Expected term	5.0 years
Risk-free rate	1.99%

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

The following table summarizes options activity for the six months ended July 3, 2010.

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 2, 2010	4,140,426	$1.25
Options Granted	9,018,546	1.60
Options Exercised	—	—
Options Forfeited	(52,342)	1.07

Outstanding at July 3, 2010	13,106,630	$1.49	7.83	$1,030,350

Exercisable at July 3, 2010	2,341,944	$1.22	6.41	$656,650

Note 5. Share-based Compensation and Warrants (continued)

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.50 on the last day of business for the period ended July 3, 2010.

As of July 3, 2010, there was $3,924,623 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. The majority of the expense is related to the options issued pursuant to the Private Placement. That cost is expected to be recognized over a weighted average period of 2.54 years as of July 3, 2010. The weighted average fair value of options granted during the six months ended July 3, 2010, was $.43. The realized tax benefit from stock options for the six months ended July 3, 2010 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the six months ended July 3, 2010 was approximately $108,138.

Warrants: On May 20, 2010, the Company issued immediately exercisable Warrants to certain investors pursuant to the Subscription Agreement entered into by the Company on April 22, 2010. The company issued an aggregate of 26,249,983 Warrants to investors to purchase the Company common stock at $0.21 per share. The fair value of these Warrants was estimated, at the date of grant, using the Black-Scholes based option valuation model. The Warrants were valued at $31,282,105. As of July 3, 2010, 4,910,711 of these Warrants have been exercised and the Company received proceeds of $1,031,249 from exercise of these Warrants.

The table below outlines the assumptions for Warrants granted on May 20, 2010.

Summary of Significant Assumptions	May 20, 2010
Expected Term	1.50
Expected Volatility	35.45%
Expected Dividends	0.00%
Risk Free Rate of Return	0.55%

On May 10, 2010, Brookville Capital Partners, formerly known as New Castle Financial Services, exercised outstanding warrants and the Company issued 112,130 shares of common stock. Brookville Capital Partners elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock for $0 in cash payment in lieu of 336,390 shares with a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

At July 3, 2010, the following warrants were outstanding and exercisable:

Warrants granted in connection with:	Weighted Average Exercise Prices	Number Outstanding And Exercisable At July 3, 2010	Weighted Average Remaining Expected Life
2008 Private Placement Equity Offering	$3.00	1,718,350	2.80
2010 Private Placement Equity Offering	$0.21	21,339,272	1.38

	$0.42	23,057,622	1.49

Note 6. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $269,787 for the six month period ended July 3, 2010, and a net loss of $614,942 for the six month period ended July 4, 2009. The decrease in loss for the six month period year-over-year is due to an increase in sales coupled with a decrease in labor and a decrease in overhead costs as a percentage of sales. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s guideline releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines. In addition, the Company’s new line of bulk raw food grade material is expected to contribute to the Net Sales growth, but at a lower gross margin.

On April 22, 2010, the Company entered into the Subscription Agreement with the Subscribers. Under the terms of the Subscription Agreement, the Company has issued and sold to the Subscribers an aggregate of 26,249,983 newly issued shares of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the three months ended July 3, 2010, the Company received net capital contributions of $3,486,626 through this offering. The Company has also issued to each Subscriber immediately exercisable Warrants to purchase the Company’s common stock in an amount equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of July 3, 2010, 4,910,711 of these Warrants have been exercised and the Company received additional proceeds of $1,031,249 from exercise of these Warrants. Assuming the full exercise of the outstanding Warrants for cash, the Company would receive additional proceeds of $4,481,247, for an aggregate of $8,999,122 in net proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that the Subscribers will exercise any of the outstanding Warrants for cash and that the Company will receive any proceeds from any of the outstanding Warrants until they are exercised for cash. The Company believes that this capital raise and anticipated proceeds from exercise of outstanding Warrants will be sufficient to implement its current business plan through December, 2011. However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December, 2011. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward looking statements include, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation, the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, factors and other risks are set forth under Part II, Item IA “Risk Factors” of this report, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010, as amended by the Form 10-K Amendment filed with the Commission on April 30, 2010, and in future reports the Company files with the Commission. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We believe that our current cash, cash equivalents and cash generated from operations, the capital raised pursuant to the Subscription Agreement entered into the by the Company on April 22, 2010, and the anticipated additional proceeds from exercise of outstanding Warrants issued pursuant to this Subscription Agreement (see Liquidity and Capital Resources in Item 2 of this Form 10-Q) will be sufficient to meet our projected operating plans through December, 2011. We may, however, seek additional capital prior to the end of December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient net income prior to December, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

The FDA has started to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). As of June, 2010, all manufacturers regardless of their sizes are held accountable under these new regulations. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. These uncertainties may have a material adverse effect on the results of operations for ChromaDex as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

Over the next twelve months, we plan to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities. We also intend to increase the research and development of our new bulk food grade raw material line as well as increase marketing and sales related to these products.

Results of Operations

ChromaDex generated net sales of $3,971,453 for the six month period ended July 3, 2010 as compared to $2,789,843 for the six month period ended July 4, 2009. ChromaDex incurred a net loss of $269,787 for the six month period ended July 3, 2010 and incurred a net loss of $614,942 for the six month period ended July 4, 2009. This equated to a $0.01 loss per basic and diluted share for the six month period ended July 3, 2010 versus a $0.02 loss per basic and diluted share for the six month period ended July 4, 2009. For the three month period ended July 3, 2010, ChromaDex generated net sales of $2,033,861 and a net loss of $303,529 as compared to net sales of $1,342,716 and a net loss of $291,100 for the three month period ended July 4, 2009. This was a $0.01 loss per basic and diluted share for the three month period ended July 3, 2010 versus a $0.01 loss per basic and diluted share for the three month period ended July 4, 2009.

Net Sales

Net Sales consist of Gross sales less returns and discounts. Net sales increased by 51% to $2,033,861 for the three month period ended July 3, 2010 as compared to $1,342,716 for the three month period ended July 4, 2009. For the six month period ended July 3, 2010, net sales increased by 42% to $3,971,453 as compared to $2,789,843 for the six month period ended July 4, 2009. This increase in net sales in both the three and six month periods was due to our increased sales of bulk food grade raw materials, and increased demand for our existing products and services.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three and six month periods ended July 3, 2010 were $1,258,172 and $2,377,791 versus $865,071 and $1,844,125 for the three and six month periods ended July 4, 2009, respectively. As a percentage of net sales, this represented a 2% decrease for the three month period ended July 3, 2010 compared to the three month period ended July 4, 2009, and a 6% decrease for the six month period ended July 3, 2010 compared to the six month period ended July 4, 2009. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs. However, during the six month period ended July 3, 2010, sales of high volume products, primarily consisting of bulk food grade materials for dietary supplements and foods increased. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products throughout 2010. Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 62% to $775,689 for the three month period ended July 3, 2010 from $477,645 for the three month period ended July 4, 2009, and increased 69% to $1,593,662 for the six month period ended July 3, 2010 from $945,718 for the six month period ended July 4, 2009. The increase in sales coupled with a decrease in labor and overhead costs as a percentage of sales contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Raw materials costs as a percentage of sales are expected to increase as sales of the high volume bulk food grade materials continue to grow.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three and six month periods ended July 3, 2010 were $228,351 and $452,970 as compared to $219,596 and $441,218 for the three and six month periods ended July 4, 2009. This slight increase was due to our increased marketing efforts across different customer sectors, such as academic institutions, contract research organizations, sports nutrition, legal consultants and government agencies.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management compensation. General and administrative expenses for the three and six month periods ended July 3, 2010 were $840,538 and $1,394,571 as compared to $544,964 and $1,111,608 for the three and six month periods ended July 4, 2009. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased 354% to $230,858 for the three month period ended July 3, 2010 from $50,830 for the three month period ended July 4, 2009, and increased 189% to $282,457 for the six month period ended July 3, 2010 from $97,792 for the six month period ended July 4, 2009. This large increase in share-based compensation expense was largely due to the Post-Closing Grants which were granted following consummation of the transactions contemplated by the Subscription Agreement. The Company will continue to incur significant share-based compensation expenses over the next three years, as the expenses for these Post-Closing Grants are recognized on the straight-line method over the expected vesting periods. Another factor that contributed to this increase in general and administrative expenses was the initiation of investor relations activities. During the three months ended July 3, 2010, the Company adopted a formal investor relations program for the purpose of increasing market and shareholder awareness.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and six month periods ended July 3, 2010 were $10,726 and $16,425 compared to $4,602 and $9,847 for the three and six month periods ended July 4, 2009. This increase was due to a new capital lease obligation incurred for the purchase of equipment during the six month period ended July 3, 2010.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and six month periods ended July 3, 2010 were $397 and $517 as compared to $417 and $2,013 for the three and six month periods ended July 4, 2009.

Depreciation and Amortization

For the six month period ended July 3, 2010, we recorded approximately $151,920 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the six month period ended July 3, 2010, we recorded an amortization for intangible assets of approximately $36,471.

Liquidity and Capital Resources

Since inception and through July 3, 2010, we have incurred aggregate losses of approximately $8.4 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

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

On April 22, 2010, we entered into the Subscription Agreement with the Subscribers. We closed on the transactions contemplated by the Subscription Agreement on May 20, 2010 and issued and sold to the Subscribers, in a Private Placement, an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of our common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the six months ended July 3, 2010, we received net capital contributions of $3,486,626 through this offering. We have also issued to each Subscriber an immediately exercisable Warrant to purchase our common stock equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of July 3, 2010, 4,910,711 of these Warrants have been exercised and we received additional proceeds of $1,031,249 from exercise of these Warrants. Assuming the full exercise of the outstanding Warrants for cash, we would receive additional proceeds of $4,481,247, for an aggregate of $8,999,122 in net proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that the Subscribers will exercise any of the outstanding Warrants for cash and that we will receive any proceeds from any of the outstanding Warrants until they are exercised for cash.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 3, 2010 was $1,471,000 compared to $458,000 used in operating activities for the six months ended July 4, 2009. The increase in net cash used in operating activities largely reflects the payment of unpaid compensation from prior years for two officers.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $109,000 for the six months ended July 3, 2010, compared to $20,000 for the six months ended July 4, 2009. The increase in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $4,491,000 for the six months ended July 3, 2010, compared to $41,000 used in financing activities for the six months ended July 4, 2009. Net cash provided by financing activities for the six months ended July 3, 2010 mainly consisted of net proceeds from the Private Placement.

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

Off-Balance Sheet Arrangements

During the six months ended July 3, 2010, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010 as amended by the Form 10-K/A filed with the Commission on April 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934) Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.

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

None.

ITEM 1A.  RISK FACTORS

The Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010, as amended on Form 10-K/A filed with the Commission on April 30, 2010, (the “2009 Form 10-K”) includes detailed disclosure about the risks faced by the Company’s business. Such risks have not materially changed since January 2, 2010, except as described below. Events or circumstances arising from one or more of these risks, together with the risks we identify in our 2009 Form 10-K, could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below and in our 2009 Form 10-K are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

We have a history of operating losses and we will need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $270,000 for the six-month period ended July 3, 2010 and a net loss of approximately $908,000 for the twelve-month period ended January 2, 2010. As of July 3, 2010, our accumulated deficit was $8.4 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We believe that our current cash, cash equivalents, cash generated from operations, the capital raised pursuant to the Subscription Agreement entered into the by the Company on April 22, 2010, and the anticipated additional proceeds from exercise of outstanding warrants issued pursuant to this Subscription Agreement will be sufficient to meet our projected operating plans through December 2011. We may, however, require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential new product candidates and to establish the personnel necessary to successfully implement our business strategy. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

The terms of the Subscription Agreement dated April 22, 2010 involved the issuance of a substantial number of shares of the Company’s common stock and warrants to purchase common stock. The previously existing stockholders’ ownership interests in the Company have been reduced, and if the remaining outstanding warrants to exercise common stock that we issued pursuant to the Subscription Agreement are exercised in accordance with their terms, the existing stockholders’ ownership interest in the Company will be reduced even further. As a result of the sale of such a large number of shares of our common stock and securities convertible into common stock, the market price of our common stock could decline.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of July 3, 2010, we had outstanding warrants and options exercisable for an aggregate of 36,164,252 shares of common stock at a weighted average exercise price of $0.81 per share. In connection with the Subscription Agreement, an aggregate of 24,951,932 of these shares will be registered within 90 days of the closing of the private placement and among these 14,187,246 shares are vested and immediately exercisable as of July 3, 2010. These registered and vested warrants and options will be freely tradable by the exercising party upon issuance. Outstanding warrants exercisable for 11,212,320 shares of common stock will remain to be registered at a future date. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

A large number of shares may be sold in the market in connection with the Subscription Agreement, which may depress the market price of our common stock.

A large number of shares may be sold in the market following the closing of the private placement, which may depress the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2010, the Company concluded the Private Placement and received net capital contributions of $3,486,626 in exchange for issuing 26,249,983 shares of the Company’s common stock at $0.14 per share. The Company also issued to each investor immediately exercisable Warrants to purchase the Company’s common stock equal to the number of shares purchased at an exercise price of $0.21 per share. As of July 3, 2010, 4,910,711 of these Warrants have been exercised and the Company received additional proceeds of $1,031,249 from exercise of these Warrants. The Company plans to use the proceeds to meet our projected operating plans and to fund our longer term strategic objectives.

The Private Placement Shares and the Warrants were issued and sold by the Company in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

Additionally, during the three months ended July 3, 2010, the Company issued 112,130 shares of common stock to Brookville Capital Partners for exercise of their warrants. Brookville Capital Partners, formerly known as New Castle Financial Services, elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock for $0 in cash payment in lieu of 336,390 shares with a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

These warrants and the underlying shares were issued and sold by the Company in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010).

4.1	Form of Warrant under the Subscription Agreement, dated as of April 22, 2010 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.1	Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)

10.2	Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)

10.3	Subscription Agreement, dated April 22, 2010, between ChromaDex Corporation and Subscribers (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.4	ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended on May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010).

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation. (Registrant)

Date:	August 17, 2010	/s/ THOMAS C. VARVARO
Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer