Form 10-Q
period 2010-10-02
ChromaDex Corp.
filed 2010-11-16
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Number of shares of common stock of the registrant: 60,161,040 outstanding as of November 16, 2010.

CHROMADEX CORPORATION

2010 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

October 2, 2010 and January 2, 2010

	October 2, 2010	January 2, 2010
Assets
Current Assets
Cash	$2,985,632	$471,378
Trade receivables, net	584,304	497,928
Inventories	1,468,323	922,760
Prepaid expenses and other assets	287,615	115,794

Total current assets	5,325,874	2,007,860

Leasehold Improvements and Equipment, net	1,360,362	1,203,431

Deposits and Other Noncurrent Assets
Deposits	32,227	32,227
Intangible assets, net	296,437	321,490

	328,664	353,717

	$7,014,900	$3,565,008

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$815,604	$548,310
Accrued expenses	383,494	270,250
Current maturities of capital lease obligations	75,875	28,430
Due to officers	—	1,178,206
Customer deposits and other	88,652	126,518

Total current liabilities	1,363,625	2,151,714

Capital lease obligations, less current maturities	218,760	45,868

Deferred rent	303,476	319,973

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding October 2, 2010 60,161,040 shares; January 2, 2010 28,838,216 shares	60,161	28,838
Additional paid-in capital	14,329,414	9,126,141
Accumulated deficit	(9,260,536)	(8,107,526)

	5,129,039	1,047,453

	$7,014,900	$3,565,008

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Month Periods ended

	Three Months Ended
	October 2, 2010	October 3, 2009
Sales	$1,562,352	$1,433,086
Cost of sales	1,059,626	953,043

Gross profit	502,726	480,043

Operating expenses:
Sales and marketing	235,582	190,153
General and administrative	1,140,815	463,618

	1,376,397	653,771

Operating loss	(873,671)	(173,728)

Nonoperating (income) expenses:
Interest expense	10,130	3,938
Interest income	(578)	(122)

	9,552	3,816

Net loss	$(883,223)	$(177,544)

Basic and Diluted loss per common share	$(0.01)	$(0.01)

Basic and Diluted average common shares outstanding	60,118,183	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Nine Month Periods ended

	Nine Months Ended
	October 2, 2010	October 3, 2009
Sales	$5,533,805	$4,222,929
Cost of sales	3,437,417	2,797,168

Gross profit	2,096,388	1,425,761

Operating expenses:
Sales and marketing	688,552	631,371
General and administrative	2,535,386	1,575,226

	3,223,938	2,206,597

Operating loss	(1,127,550)	(780,836)

Nonoperating (income) expenses:
Interest expense	26,555	13,785
Interest income	(1,095)	(2,134)

	25,460	11,651

Net loss	$(1,153,010)	$(792,487)

Basic and Diluted loss per common share	$(0.03)	$(0.03)

Basic and Diluted average common shares outstanding	44,193,266	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Statement of Stockholders' Equity (Unaudited)

Nine months ended October 2, 2010

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 2, 2010	28,838,216	28,838	9,126,141	(8,107,526)	1,047,453
Share-based compensation	—	—	51,599	—	51,599
Net income	—	—	—	33,742	33,742

Balance, April 3, 2010	28,838,216	28,838	9,177,740	(8,073,784)	1,132,794
Share-based compensation	—	—	230,858	—	230,858
Issuance of common stock, net of offering costs of $188,372	26,249,983	26,250	3,460,376	—	3,486,626
Exercise of warrants	5,022,841	5,023	1,026,226	—	1,031,249
Net loss	—	—	—	(303,529)	(303,529)

Balance, July 3, 2010	60,111,040	60,111	13,895,200	(8,377,313)	5,577,998
Share-based compensation	—	—	423,764	—	423,764
Exercise of warrants	50,000	50	10,450	—	10,500
Net loss	—	—	—	(883,223)	(883,223)

Balance, October 2, 2010	60,161,040	60,161	14,329,414	(9,260,536)	5,129,039

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Month Periods ended

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash Flows from Operating Activities
Net loss	$(1,153,010)	$(792,487)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	232,786	202,465
Amortization of intangibles	55,053	92,871
Share-based compensation expense	706,221	153,739
Changes in operating assets and liabilities:
Trade receivables	(86,376)	(150,675)
Inventories	(545,563)	(177,566)
Prepaid expenses and other assets	(171,821)	16,407
Accounts payable	267,294	29,239
Accrued expenses	113,244	(43,323)
Customer deposits and other	(37,866)	152,281
Deferred rent	(16,497)	(12,744)
Due to officers	(1,178,206)	—

Net cash (used in) operating activities	(1,814,741)	(529,793)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(124,759)	(36,909)
Purchase of intangible assets	(30,000)	—
Proceeds from return of purchased equipment	—	5,000

Net cash (used in) investing activities	(154,759)	(31,909)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,486,626	—
Proceeds from exercise of warrants	1,041,749	—
Principal payments on capital leases	(44,621)	(62,377)

Net cash provided by (used in) financing activities	4,483,754	(62,377)

Net increase (decrease) in cash	2,514,254	(624,079)
Cash:
Beginning	471,378	1,125,504

Ending	$2,985,632	$501,425

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$26,555	$13,785
Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$264,958	$—

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of October 2, 2010 and results of operations and cash flows for the three and nine months ended October 2, 2010 and October 3, 2009. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2010 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2010 and as amended by the Form 10-K/A filed with the Commission on April 30, 2010. Operating results for the nine months ended October 2, 2010 are not necessarily indicative of the results to be achieved for the full year ending on January 1, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods. Below is a tabulation of the potentially dilutive securities for the periods ended October 2, 2010 and October 3, 2009.

	Three Months Ending		Nine Months Ending
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic average common shares outstanding	60,118,183	28,838,216	44,193,266	28,838,216
Warrants and options in the money, net	18,713,678	—	17,825,933	—

Weighted average common shares outstanding assuming dilution	78,831,861	28,838,216	62,019,199	28,838,216

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	October 2, 2010	January 2, 2010
Laboratory equipment	$2,388,164	$2,063,860
Leasehold improvements	356,607	332,702
Computer equipment	248,374	208,499
Furniture and fixtures	17,109	15,308
Office equipment	3,445	3,445
Construction in progress	85,863	86,031

	3,099,562	2,709,845
Less accumulated depreciation	1,739,200	1,506,414

	$1,360,362	$1,203,431

Note 4. Stock Issuance

On April 22, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”). The Company issued and sold to the Subscribers, in a private placement transaction (the “Private Placement”), an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the nine months ended October 2, 2010, the Company received net capital contributions of $3,486,626 through this offering. The Company also issued to each Subscriber an immediately exercisable warrant (collectively, the “Warrants”) to purchase the Company’s common stock in an amount equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of October 2, 2010, 4,960,711 of the Warrants have been exercised and the Company received additional proceeds of $1,041,749 from the exercise of the Warrants. More information regarding this Subscription Agreement is set forth in a Current Report on Form 8-K filed with the Commission on April 26, 2010.

Additionally, during the nine months ended October 2, 2010, the Company issued 112,130 shares of common stock to Brookville Capital Partners for exercise of their warrants. Brookville Capital Partners, formerly known as New Castle Financial Services, elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock for $0 in cash payment exercisable in lieu of 336,390 shares for a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

Note 5. Share-based Compensation and Warrants

Stock option plan: At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the exercise price, vesting periods and expiration dates at the time of grant. Expiration dates are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is

authorized to issue stock options that total no more than 20% of the shares of common stock of the Company issued and outstanding as determined on a fully diluted basis. Beginning in 2007, options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan. The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 4,537,898 at October 2, 2010. The option awards generally vest ratably over a four-year period following grant date after a passage of time.

The Company recognized share-based compensation expense of $423,764 and $706,221 in general and administrative expenses in the statement of operations for the three and nine months ended October 2, 2010, respectively. The Company recognized $55,947 and $153,739 in share-based compensation expense for the comparable periods in 2009.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the nine months ended October 2, 2010.

Nine Months Ended October 2, 2010	2010
Volatility	32.06%
Expected dividends	0.00%
Expected term	5.0 years
Risk-free rate	1.98%

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

The following table summarizes options activity for the nine months ended October 2, 2010.

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2010	4,140,426	$1.25
Options Granted	9,078,546	1.60
Options Exercised	—	—
Options Forfeited	(139,099)	1.30

Outstanding at October 2, 2010	13,079,873	$1.49	7.58	$847,182

Exercisable at October 2, 2010	2,620,499	$1.24	6.42	$561,843

Note 5. Share-based Compensation and Warrants (continued)

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.35 on the last day of business for the period ended October 2, 2010.

As of October 2, 2010, there was $3,514,864 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans, which is expected to be recognized over a weighted average period of 2.32 years. The weighted average fair value of options granted during the nine months ended October 2, 2010, was $.43. The realized tax benefit from stock options for the nine months ended October 2, 2010 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the nine months ended October 2, 2010 was approximately $211,436.

Warrants: On May 20, 2010, the Company issued immediately exercisable Warrants to certain investors pursuant to the Subscription Agreement entered into by the Company on April 22, 2010. The Company issued an aggregate of 26,249,983 Warrants to investors to purchase the Company common stock at $0.21 per share. The fair value of these Warrants was estimated, at the date of grant, using the Black-Scholes based option valuation model. The Warrants were valued at $31,282,105. As of October 2, 2010, 4,960,711 of the Warrants have been exercised and the Company received proceeds of $1,041,749 from exercise of the Warrants.

The table below outlines the assumptions for Warrants granted on May 20, 2010.

Summary of Significant Assumptions	May 20, 2010
Expected Term	1.50
Expected Volatility	35.45%
Expected Dividends	0.00%
Risk Free Rate of Return	0.55%

On May 10, 2010, Brookville Capital Partners, formerly known as New Castle Financial Services, exercised outstanding warrants and the Company issued 112,130 shares of common stock. Brookville Capital Partners elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock for $0 in cash payment exercisable in lieu of 336,390 shares for a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

At October 2, 2010, the following warrants were outstanding and exercisable:

Warrants granted in connection with:	Weighted Average Exercise Prices	Number Outstanding And Exercisable At October 2, 2010	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	2.56
2010 Private Placement Equity Offering	$0.21	21,289,272	2.64

	$0.42	23,007,622	2.63

Note 6. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $1,153,010 for the nine month period ended October 2, 2010, and a net loss of $792,487 for the nine month period ended October 3, 2009. This increase in loss for the nine month period year-over-year is largely due to an increase in share-based compensation expenses. The Company’s share-based compensation expense increased 359% to $706,221 for the nine month period ended October 2, 2010 from $153,739 for the nine month period ended October 3, 2009. This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the transactions contemplated by the Subscription Agreement. The Company will continue to incur significant share-based compensation expenses over the next three years.

Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan design targeted on leveraging its capabilities concurrent with the FDA’s guideline releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines. In addition, the Company’s new line of bulk dietary supplement grade and food grade raw material is expected to contribute to the Net Sales growth, but at a lower gross margin.

On April 22, 2010, the Company entered into the Subscription Agreement with the Subscribers. The Company issued and sold to the Subscribers an aggregate of 26,249,983 newly issued shares of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the nine months ended October 2, 2010, the Company received net capital contributions of $3,486,626 through this offering. The Company also issued to each Subscriber immediately exercisable Warrants to purchase the Company’s common stock in an amount equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of October 2, 2010, 4,960,711 of these Warrants have been exercised and the Company received additional proceeds of $1,041,749 from exercise of these Warrants. Assuming the full exercise of the outstanding Warrants for cash, the Company would receive additional proceeds of $4,470,747 for an aggregate of $8,999,122 in net proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that the Subscribers will exercise any of the outstanding Warrants for cash and that the Company will receive any proceeds from any of the outstanding Warrants until they are exercised for cash. The Company believes that this capital raise and anticipated proceeds from exercise of outstanding Warrants will be sufficient to implement its current business plan through December, 2011. However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December, 2011. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward looking statements include, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, factors and other risks are set forth under Part II, Item IA “Risk Factors” of this report, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010, as amended by the Form 10-K Amendment filed with the Commission on April 30, 2010 (the “2009 Form 10-K”), and in future reports the Company files with the Commission. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of ChromaDex together with the financial statements and the related notes presented in Item 1 of this report.

Overview

ChromaDex Corporation and its subsidiaries (collectively, “ChromaDex”, the “Company”, “we”, “our” or “us”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to third parties and customers.

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

The FDA has started to regulate the dietary supplement market under the new Good Manufacturing Practices (“GMPs”). As of June, 2010, all dietary supplement manufacturers are held accountable under these new regulations. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. The outcome of these uncertainties may have a material adverse effect on the results of operations for ChromaDex because a lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for ChromaDex’s products and services.

Over the next twelve months, we plan to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities. We also intend to increase the research and development of our new bulk dietary supplement grade and food grade raw material line as well as increase marketing and sales related to these products.

Results of Operations

ChromaDex generated net sales of $5,533,805 for the nine month period ended October 2, 2010 as compared to $4,222,929 for the nine month period ended October 3, 2009. ChromaDex incurred a net loss of $1,153,010 for the nine month period ended October 2, 2010 and incurred a net loss of $792,487 for the nine month period ended October 3, 2009. This equated to a $0.03 loss per basic and diluted share for the nine month period ended October 2, 2010 versus a $0.03 loss per basic and diluted share for the nine month period ended October 3, 2009. For the three month period ended October 2, 2010, ChromaDex generated net sales of $1,562,352 and a net loss of $883,223 as compared to net sales of $1,433,086 and a net loss of $177,544 for the three month period ended October 3, 2009. This was a $0.01 loss per basic and diluted share for the three month period ended October 2, 2010 versus a $0.01 loss per basic and diluted share for the three month period ended October 3, 2009.

Net Sales

Net Sales consist of Gross sales less returns and discounts. Net sales increased by 9% to $1,562,352 for the three month period ended October 2, 2010 as compared to $1,433,086 for the three month period ended October 3, 2009. For the nine month period ended October 2, 2010, net sales increased by 31% to $5,533,805 as compared to $4,222,929 for the nine month period ended October 3, 2009. This increase in net sales in both the three and nine month periods was due to increased demand for our existing products and services and the increased sales of bulk dietary supplement grade and food grade raw materials.

Costs of Sales

Costs of Sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended October 2, 2010 was $1,059,626 versus $953,043 for the three month period ended October 3, 2009. As a percentage of net sales, this represented a 1% increase for the three month period ended October 2, 2010 compared to the three month period ended October 3, 2009. This slight percentage increase in cost of sales is due to an increase in sales of high volume products, primarily consisting of bulk dietary supplement grade and food grade raw materials. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products over the next twelve months. Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period. Cost of sales for the nine month period ended October 2, 2010 was $3,437,417 versus $2,797,168 for the nine month period ended October 3, 2009. As a percentage of net sales, this represented a 4% decrease for the nine month period ended October 2, 2010 compared to the nine month period ended October 3, 2009. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 5% to $502,726 for the three month period ended October 2, 2010 from $480,043 for the three month period ended October 3, 2009, and increased 47% to $2,096,388 for the nine month period ended October 2, 2010 from $1,425,761 for the nine month period ended October 3, 2009. The increase in sales coupled with a decrease in labor and overhead costs as a percentage of sales contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Raw materials costs as a percentage of sales are expected to increase as sales of the high volume bulk dietary supplement grade and food grade raw materials continue to grow.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three and nine month periods ended October 2, 2010 were $235,582 and $688,552 as compared to $190,153 and $631,371 for the three and nine month periods ended October 3, 2009. This increase was largely due to our increased marketing efforts for our new bulk dietary supplement grade and food grade raw material line.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management compensation. General and administrative expenses for the three and nine month periods ended October 2, 2010 were $1,140,815 and $2,535,386 as compared to $463,618 and $1,575,226 for the three and nine month periods ended October 3, 2009. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased 657% to $423,764 for the three month period ended October 2, 2010 from $55,947 for the three month period ended October 3, 2009, and increased 359% to $706,221 for the nine month period ended October 2, 2010 from $153,739 for the nine month period ended October 3, 2009. This large increase in share-based compensation expense was largely due to the stock options that were granted following consummation of the transactions contemplated by the Subscription Agreement. The Company will continue to incur significant share-based compensation expenses over the next three years, as the expenses for these post-closing grants are recognized on the straight-line method over the expected vesting periods. Another factor that contributed to this increase in general and administrative expenses was the initiation of investor relations activities. During the nine months ended October 2, 2010, the Company incurred expenses associated with adoption of a formal investor relations program for the purpose of increasing market and shareholder awareness and incurred one-time legal and accounting expenses associated with the Private Placement transaction.

Non-operating Expenses—Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and nine month periods ended October 2, 2010 were $10,130 and $26,555 compared to $3,938 and $13,785 for the three and nine month periods ended October 3, 2009. This increase was due to a new capital lease obligation incurred for the purchase of equipment during the nine month period ended October 2, 2010.

Non-operating Expenses—Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and nine month periods ended October 2, 2010 were $578 and $1,095 as compared to $122 and $2,134 for the three and nine month periods ended October 3, 2009.

Depreciation and Amortization

For the nine month period ended October 2, 2010, we recorded approximately $232,786 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the nine month period ended October 2, 2010, we recorded an amortization for intangible assets of approximately $55,053.

Liquidity and Capital Resources

From inception and through October 2, 2010, we have incurred aggregate losses of approximately $9.3 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. While we believe that our current levels of capital and anticipated additional capital including proceeds from exercise of outstanding Warrants issued pursuant to the Subscription Agreement (discussed below) will be sufficient to meet our projected operating plans through December 2011, we may seek additional capital prior to December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to December, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly.

On April 22, 2010, we entered into the Subscription Agreement with the Subscribers. We closed on the transactions contemplated by the Subscription Agreement on May 20, 2010 and issued and sold to the Subscribers, in a Private Placement, an aggregate of 26,249,983 Private Placement Shares for an aggregate purchase price of $3,674,998 or $0.14 per share. During the nine months ended October 2, 2010, we received net capital contributions of $3,486,626 through this offering. We have also issued to each Subscriber an immediately exercisable Warrant to purchase our common stock equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of October 2, 2010, 4,960,711 of the Warrants have been exercised and we received additional proceeds of $1,041,749 from exercise of the Warrants. Assuming the full exercise of the outstanding Warrants for cash, we would receive additional proceeds of $4,470,747 for an aggregate of $8,999,122 in net proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that the Subscribers will exercise any of the outstanding Warrants for cash and that we will receive any proceeds from any of the outstanding Warrants until they are exercised for cash.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended October 2, 2010 was $1,815,000 compared to $530,000 used in operating activities for the nine months ended October 3, 2009. The increase in net cash used in operating activities largely reflects the payment of unpaid compensation from prior years for two officers as well as an increase in inventory for our new line of bulk dietary supplement grade and food grade raw material during the past nine months.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $155,000 for the nine months ended October 2, 2010, compared to $32,000 for the nine months ended October 3, 2009. The increase in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $4,484,000 for the nine months ended October 2, 2010, compared to $62,000 used in financing activities for the nine months ended October 3, 2009. Net cash provided by financing activities for the nine months ended October 2, 2010 mainly consisted of net proceeds from the Private Placement.

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

Off-Balance Sheet Arrangements

During the nine months ended October 2, 2010, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2010 as amended by the Form 10-K/A filed with the Commission on April 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.

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

None.

ITEM 1A.  RISK FACTORS

The 2009 Form 10-K includes detailed disclosure about the risks faced by the Company’s business. Such risks have not materially changed since January 2, 2010, except as described in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010 (the “Second Quarter Form 10-Q”). Events or circumstances arising from one or more of these risks, together with the risks we identify in our 2009 Form 10-K and our Second Quarter Form 10-Q, could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified in our 2009 Form 10-K and our Second Quarter Form 10-Q are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

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

ChromaDex Corporation. (Registrant)

Date:	November 16, 2010	/s/ THOMAS C. VARVARO
Thomas C. Varvaro. Duly Authorized Officer and Chief Financial Officer