Form 10-K
period 2011-01-01
ChromaDex Corp.
filed 2011-03-16
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 2, 2010, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $62,287,115.

Number of shares of common stock of the registrant outstanding as of March 14, 2011: 64,118,755

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect the current view about future events. When used in this Form 10-K the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, sales and marketing strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, a continued decline in general economic conditions nationally and internationally, decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation, the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. For the calendar years ended January 1, 2011 and January 2, 2010, ChromaDex had revenues of $7,566,370 and $5,777,865, respectively.

We are a leader in supplying phytochemical standards, reference materials and libraries. We believe these phytochemicals are the current standard for the quality control of natural products such as dietary supplements, cosmetics, food and beverages, and pharmaceuticals. In addition, we believe these standards are essential elements for future product development in all the above areas.

We believe there is a rapidly growing need at both the manufacturing and government regulatory levels for reference standards, analytical methods and other quality assurance methods to ensure that products distributed to consumers are safe. We further believe that this need is driven by increased awareness at the consumer level of the lack of adequate quality controls as related to functional food, nutraceutical or dietary supplement based products. ChromaDex has taken advantage of both the supply chain needs and regulatory requirements to build its core standards business. We believe we are now in a position to significantly expand our current business and capitalize on additional opportunities in product development, contract research and commercialization of the intellectual property that we have acquired from the development of our standards.

Our core standards and contract service businesses provide us with the opportunity to screen thousands of potential natural product candidates. By using the market information gathered by the Company’s business model, followed by an investment in research and development, new natural products-related intellectual property can be brought to the market with a much lower investment cost and an increased chance of success in the marketplace.

Company Background

On May 21, 2008, Cody Resources, Inc., a Nevada corporation, or Cody, entered into an Agreement and Plan of Merger, or Merger Agreement, by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody, or Acquisition Sub, and ChromaDex, Inc., or the Merger. Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation for the sole purpose of changing the domicile of Cody to the State of Delaware. Subsequent to the signing of the Merger Agreement, and to changing its domicile, Cody amended its articles of incorporation to change its name to “ChromaDex Corporation.”

Pursuant to the terms of the Merger Agreement, and upon satisfaction of specified conditions, including approval by ChromaDex, Inc. stockholders on June 18, 2008, Acquisition Sub merged with and into ChromaDex, Inc. and ChromaDex, Inc., as the surviving corporation, became a wholly-owned subsidiary of Cody.

Cody was incorporated on July 19, 2006 under the laws of the State of Nevada. At the time of the Merger, Cody had been an inactive shell corporation and Cody’s actions as a going concern prior to the Merger are immaterial to the business of ChromaDex.

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000. On April 23, 2003, ChromaDex acquired the research and development group of a competing natural product company called Napro Biotherapeutics (now Tapestry Pharmaceuticals) made up of experienced chemists located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named ChromaDex Analytics, Inc., a Nevada corporation.

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, and food and beverage markets, as well as on novel pharmaceuticals. We plan to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines to others.

•

Commercialization of intellectual property: We believe that many current ChromaDex development products have the potential to spin off unique technologies that may themselves be independently capable of commercialization and becoming significant new revenue sources. We believe that new intellectual property can also be developed from our expansion into new markets.

•

Expansion and growth of the core business: We intend to continue to expand our phytochemical standards offerings, the core of our business. Currently, we have 3,500 defined standards. We expect to add 500 to 1,000 new standards each year for the foreseeable future.

•	Expansion of manufacturing capacity: We plan to expand our manufacturing facilities to satisfy our growing need for customer clinical studies, new product development and early-stage manufacturing.

•

Expansion into new markets: We are developing business in new domestic and international markets. These markets include both the domestic and international botanical drug market and the market for novel therapeutic botanicals from Asia, South America and Africa. We have also added what we believe to be new and innovative product offerings, including the screening of compound libraries and the offering of unique, value-added raw materials.

•

Expansion through acquisitions: We are a leader in the phytochemical standards market. We believe other smaller competitors are having difficulty expanding their revenue base and are prime candidates for acquisition by us. We believe that a long-term roll-up strategy could eventually lead to ChromaDex positioning itself as a provider of choice for phytochemical standards and libraries.

Overview of our Products and Services

We are headquartered in Irvine, California, and our analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics operates a facility with 13,000 square feet of laboratory and office space. While we perform many of the contract services and research for our clients, Chromadex Analytics manufactures our products and provides all analytical services and laboratory division support for ChromaDex.

Since 2003, we have invested in excess of $2 million in laboratory equipment, and we currently have personnel possessing over 150 years of combined pharmaceutical and natural products chemistry experience.

Current products and services provided are:

•

Novel Dietary Supplement and Food ingredients. We offer novel bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products. This is an area where the Company is increasing its focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors, as evidenced by the launch of the pTeroPure pterostilbene product in 2010.

•

Supply of reference standards, materials & kits. Through our catalog, we supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceuticals industries.

•

Supply of fine chemicals and phytochemicals. As demand for new natural products and phytochemicals increases, we can scale up and supply our core products in the gram to kilogram scale for companies who require these products for research and new product development.

•

Bioluminex™. Bioluminex™ is a bio-analytical method that identifies the presence of toxic or harmful compounds in water, dietary ingredients, food products and food ingredients. We developed this method pursuant to a worldwide, exclusive license agreement with Bayer Ag. We intend to explore sublicensing and developing additional applications for the method before conducting a formal market launch for Bioluminex™ within the next two years.

•

Contract services. ChromaDex, through Chromadex Analytics, provides a wide range of contract services ranging from routine contract analysis for the production of dietary supplements, cosmetics, foods and other natural products to elaborate contract research for clients in these industries.

•	Consulting services. We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support.

•

Process development. Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We can assist customers in creating processes for cost efficient manufacturing of natural products, using “green chemistry”.

Products and services in development:

•	Process scale manufacturing. We intend to invest in a pilot plant facility that has the capability of manufacturing at a process scale for products that have gone to market.

•	Phytochemical libraries. We intend to continue investing in the development of natural product based libraries by continuing to create these libraries internally as well as through product licensing.

•	Plant extracts libraries. We intend to continue our efforts to create an extensive library of plant extracts using our already extensive list of botanical reference materials.

•

Databases for cross-referencing phytochemicals. We are working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, enthnobotanical, and biological activity, as well as clinical evidence.

•

Anthocyanin. We are working to establish cost-effective methodologies for the efficient production of anthocyanins from genetically engineered bacteria. Anthocyanins are secondary plant metabolites that are mainly responsible for the colors in plant tissues, primarily reds, purples and blues. They are non-toxic and have been observed to possess antioxidant, anticancer and anti-inflammatory activities, making them attractive candidates in the pharmaceutical, dietary supplement and food colorants industries.

•	Simmondsin. We believe that our intellectual property for jojoba extract (simmondsin) for weight loss is a potential source of future revenue from licensing agreements and royalty payments.

•

Intellectual property. We plan to utilize our expertise in natural products and “green chemistry” to license and develop new intellectual property that can be licensed to clients in our target industries.

In 2004, we started receiving our first royalty payments for licensed intellectual property for the naturally-derived compound Sclareolide. Sclareolide, as developed by us, is a novel diterpene isolated from Salvia sclarea (commonly known as clary sage), and was created through a partnership with Avoca, Inc.

Sales and Marketing Strategy

Our sales model for products and services is based on direct, inside technical sales. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operates from our headquarters in Irvine, California and performs sales duties by using combinations of telemarketing and e-mail. Sales staff are required to perform both sales and customer service responsibilities. We plan to add outside field sales representatives in the future as needed. All sales staff are compensated based on a uniform basic pay model based on salary and commission.

USA and Canada:

We employ the use of an aggressive, direct mail marketing strategy (catalogs, brochures and flyers) in combination with a range of the following marketing activities to promote and sell our products and services:

•	Tradeshows and conferences

•	Monthly news letters (via e-mail)

•	Internet

•	Website

•	Advertising in trade publications

•	Press releases

We intend to continue to use an aggressive, direct marketing approach to promote our products and services to all markets that we target for direct sales.

International:

We also use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.

Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

•	Europe (LGC Standards)

•	South America (JMC)

•	Korea (Dong Myung Scientific)

•	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or group of countries:

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

Non-exclusive distributors who show significant productivity are considered for becoming exclusive distributors.

Business Market

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in annual worldwide sales. The quality control and assurance of some of the products in these markets are, as previously noted, largely “under regulated.” This scenario leads to the establishment of the basis of one of our business strategies: concentration on the overall content of products, as well as active/marker components, uniformity of production, and toxicology of products in these markets in ways similar to analysis by other companies focused on the pharmaceutical industry. There is an increasing demand for new products, ingredients and ideas for natural products. The pressure for new, innovative products, which are “natural” or “green” based, cuts across all markets including food, beverage, cosmetic and pharmaceutical.

While we believe that doctors and patients have become more receptive to the use of botanical and herbal-based and natural and dietary ingredients to prevent or treat illness and improve quality of life, the medical establishment has conditioned its acceptance on significantly improved demonstration of efficacy, safety and quality control comparable to that imposed on pharmaceuticals. Nevertheless, little is currently known about the constituents, active compounds and safety of many botanical and herbal natural ingredients and few qualified chemists and technology based companies exist to supply the information and products necessary to meet this burgeoning market need. Natural products are complex mixtures of many compounds, with significant variability arising from growing and extraction conditions. The following developments are some that highlight the need for standards control and quality assurance:

•

The United States Food and Drug Administration, or FDA published its draft guidance for Good Manufacturing Practices (“GMPs”) for dietary supplements on March 13, 2003. The final rule from this guidance was made effective in June 2007, and full compliance was required by June 2010

•	The FDA published draft guidance for the approval of “Botanical Drugs” in June 2005;

•

According to the Washington Post, the FDA and the Federal Trade Commission (“FTC”) have recently fined six mass marketers of weight loss supplements a total of $30 million, because the companies could not adequately substantiate their respective weight loss claims; and

•

Regulatory agencies around the world have started to review the need for the regulation of herbal and natural supplements and are considering regulations that will include testing for the presence of toxic or adulterating compounds, drug/compound interactions and evidence that the products are biologically active for their intended use.

Business Model

Our business model is built around supplying reference standards products and services to our primary markets. This provides capital and brand positioning to allow us access to markets in a ‘trusted advisor’ capacity, through which we can develop botanical solutions with increased value to meet client needs.

We create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

•	combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

•	helping companies to comply with new government regulations; and

•	providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

We intend to use the market information gathered through our core products and services business to create and license intellectual property.

Government Regulation

Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the FDA, the FTC, United States Department of Commerce, the United States Department of Transportation, the United States Department of Agriculture and other comparable state and international agencies. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted which may have the effect of materially increasing the cost of doing business or limiting or expanding our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigation or enforcement action initiated by state or federal authorities could result in changes to our operations being necessary and in increased compliance costs.

FDA Regulation

Our primary products and services are not directly subject to regulation by the FDA. However, companies can use our products and services, such as our phytochemical standards, reference materials and libraries, to help themselves comply with FDA regulatory requirements. For example, the FDA’s final rule on GMPs for dietary supplements published in June 2007 outlines a timeline of one to three years for companies to become fully compliant, depending on the size of the company. GMPs, in part, require companies to evaluate products for identity, strength, purity and composition. We provide tools necessary for dietary supplement companies to comply with these GMPs. We also offer an extensive range of contract services and consulting to assist companies with their compliance needs.

Our strategy to commercialize innovative, new, natural products may be subject to extensive FDA regulation. Depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act, or FDCA, can regulate:

•	product testing;

•	product labeling;

•	product manufacturing and storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994, known as DSHEA. DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) is subject to a new dietary ingredient, or NDI, notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” An NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use of the dietary ingredient “will reasonably be expected to be safe.” An NDI notification must be submitted to the FDA at least 75 days before the initial marketing of the NDI. There can be no assurance that the FDA will accept the evidence of safety for any NDIs that we may want to commercialize, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry that will aim to clarify the FDA’s interpretation of the NDI notification requirements, and this guidance may raise new and significant regulatory barriers for NDIs.

In order for any new ingredient developed by us to be used in conventional food or beverage products in the United States, the product would either have to be approved by the FDA as a food additive pursuant to a food additive petition, or FAP, or be generally recognized as safe, or GRAS. The FDA does not have to approve a company’s determination that an ingredient is GRAS. However, a company can notify the FDA of its determination. There can be no assurance that the FDA will approve any FAP for any ingredient that we may want to commercialize, or agree with our determination that an ingredient is GRAS, either of which could prevent the marketing of such ingredient.

We expect to bear the costs associated with NDI notifications, FAPs, and GRAS filings with the FDA, but we plan, depending on the product, to license certain technologies to partner companies who have an interest in the product market segment prior to such filings being necessary.

Advertising Regulation

In addition to FDA regulations, the FTC, regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter, or OTC, drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and OTC drugs.

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

Competitive Business Conditions

We face competition within the standardization and quality testing niche of the natural products market, though we know of no other companies that offer both reference standards and testing to their customers. Below is a current list of certain competitors. These competitors have already developed reference standards or contract services or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some currently sell fine chemicals, which, by default, are sometimes used as reference standards, and others are closely aligned with our market niche so as to reduce any barriers to entry if these companies wish to compete. Some of these competitors currently offer similar services and have the scale and resources to compete with us for larger customer accounts. Because some of our competitors are larger in total size and capitalization, they likely have greater access to capital markets, and are in a better position than us to compete nationally and internationally.

Competitors

•	Sigma-Aldrich(SIAL) (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia(USP) (USA)

•	Extrasynthese (France)

•	Covance(CVD) (USA)

•	Eurofins(ERF) (France)

•	Silliker Canada Co. (Canada)

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. We currently have existing patents for products such as BioluminexTM, anythocyandian production, and Jojoba extract (simmondsin) that require additional capital for product development, commercialization and marketing.

One of our business strategies is to use the intellectual property harnessed in the supply of reference materials to the industry as the basis for providing new and alternative mass marketable products to our customers. Our strategy is to develop these products on our own as well as to license our intellectual property to companies who will commercialize it. The result will net a long term flow of intellectual property milestone and royalty payments for us.

We have created a mechanism for harnessing ideas and turning them into finished products. For example, we spent between one and two years researching the viability of our Jojoba concept, but lacked the ability to finalize its development and to obtain necessary patent protection. After much scrutiny, we selected Avoca, a subsidiary of RJ Reynolds Tobacco, as the appropriate partner for completion of this project. Avoca finalized the manufacturing process for the Jojoba extract and the Company and Avoca jointly filed a patent to protect the intellectual property created by this joint venture.

The following table sets forth our existing patents and those to which we have licensed rights.

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
US 6,238,928	Analytical process for testing mixtures for toxic constituents	09/02/1993	05/21/2001	05/25/2018	Licensed from Bayer Aktiengesell-schaft
6,673,563	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	9/18/2001	1/6/2004	01/09/2021	Licensed from L & J Becvar, LP (1)
6,340,572	Kit for the isolation, identification and quantification of toxicants	9/3/1999	1/22/2002	01/26/2019	Licensed from L & J Becvar, LP (1)
6,017,722	Luminous bacteria and methods for the isolation, identification and quantification of toxicants	4/4/1991	1/25/2000	01/28/2017	Licensed from L & J Becvar, LP (1)
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	02/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/2025	Licensed from The Research Foundation of State University of New York

Manufacturing

(1)	Improvements to information or discoveries covered by these patents are licensed from the Board of Regents of the University of Texas System until the full end of the term for which patent rights expire subject to the terms of the Patent License

Chromadex Analytics operates laboratory operations and a manufacturing facility. We currently maintain our own manufacturing equipment and have the ability to manufacture our products in limited quantities, ranging from milligrams to kilograms. We intend to contract for the manufacturing of products that we develop and enter into strategic relationships or license agreements for sales and marketing of products that we develop when the quantities we require exceed our capacity at our Boulder, Colorado facility.

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization, or ISO, and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of phytochemicals and ingredients.

Following the receipt of products or product components from third-party manufacturers, we currently contemplate inspecting, packaging and labeling products, as needed, at our Irvine, California facility. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

Sources and Availability of Raw Materials and The Names of Principal Suppliers

We believe that we have identified reliable sources and suppliers of chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

Our research and development efforts are currently focused on developing products and services within our core product and service offerings. Our own laboratory group has extensive experience in developing products related to our field of interest and works closely with our sales and marketing group to design products and services that are intended to increase revenue. To support development, we also have a number of contracts with outside labs that aid us in our research and development process.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense in order to comply with Federal, state and local environmental laws and regulations.

Facilities

For information on our facilities, see “Properties” in this Item 2 of this Form 10-K.

Employees

As of January 1, 2011, ChromaDex (including Chromadex Analytics) had 60 employees, 50 of whom were full-time and 10 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Risks Related to Our Business and Industry

Further deterioration in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including severe disruptions in the credit markets and the continuing impact of the recent global economic recession continue to materially impact our customers and other parties with whom we do business. Continued or further deterioration in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, decreased ability to accurately forecast future product trends and demand and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

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

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. Assuming our products reach the market, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

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

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and possibly profits. Failure to anticipate and respond to price competition may also impact sales and profits.

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

We may not be able to partner with others for technological capabilities and new products and services.

Our ability to remain competitive may depend, in part, on our ability to continue to seek partners that can offer technological improvements and improve existing products and services that are offered to our customers. We are committed to attempting to keep pace with technological change, to stay abreast of technology changes and to look for partners that will develop new products and services for our customer base. We cannot assure prospective investors that we will be successful in finding partners or be able to continue to incorporate new developments in technology, to improve existing products and services, or to develop successful new products and services, nor can we be certain that newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace or that the costs involved in these efforts will not be substantial.

We depend on key personnel, the loss of any of which could negatively affect our business.

We depend greatly on Frank L. Jaksch, Jr., William F. Spengler and Thomas C. Varvaro, who are our Chief Executive Officer, President and Chief Financial Officer, respectively. We also depend greatly on other key employees, including key scientific personnel. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. Also, we face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

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

The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our product may not be successful and our business would be harmed if the patents were infringed or misappropriated without action by such third parties.

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

Our short-term capital needs are uncertain and we may need to raise additional funds. Based on current market conditions, such funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents will be sufficient to implement our operating plan through December, 2011. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to the end of December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

We have a history of operating losses and we will need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $2,052,000 for the twelve-month period ended January 1, 2011 and a net loss of approximately $908,000 for the twelve-month period ended January 2, 2010. As of January 1, 2011, our accumulated deficit was $10.2 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We believe that our current cash, cash equivalents, cash generated from operations, and the capital raised pursuant to the May 2010 private placement (the “2010 Private Placement”) will be sufficient to meet our projected operating plans through December, 2011. We may, however, require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential new product candidates and to establish the personnel necessary to successfully implement our business strategy. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

Our customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the United States will become increasingly important to us.

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, a small portion of our sales have been to researchers whose funding is dependent on grants from government agencies such as the United States National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other agencies, such as Homeland Security or defense, or general efforts to reduce the United States federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

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

Demand for our products and services is subject to the commercial success of our customers’ products, which may vary for reasons outside our control.

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

Our product liability insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, we could be exposed to significant liabilities, which may harm our business and our financial condition. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business, financial condition and results of operations.

We may bear financial risk if we under-price our contracts or overrun cost estimates.

In cases where our contracts are structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on single or a limited number of third-party suppliers for the raw materials required for the production of our products.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business.

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

Future acquisitions could be unsuccessful, and could strain our existing human and capital resources.

We plan to acquire other entities in the future and these acquisitions may be material to our business, plans and projections. We may be unable to consummate these acquisitions on favorable terms or at all. Even if we consummate one or more of these acquisitions, we may not successfully integrate large numbers of new employees, technology and businesses, and such efforts could put a strain on our existing human and capital resources.

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

We depend on information systems throughout our company to control our manufacturing processes, process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the distribution of our products and environmental matters. Failure to comply with these regulations could subject us to fines, penalties and additional costs.

Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the United States Department of Commerce, the United States Food and Drug Administration, or FDA, the United States Department of Transportation, the United States Department of Agriculture and other comparable state and international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are also subject to various federal, states, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

Government regulations of our customer’s business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.

The process by which our customer’s industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time-consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce new Good Manufacturing Practices, or GMPs, regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could decrease the need for the services we provide.

Governmental agencies throughout the world, including the United States, strictly regulate these industries. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.

Risks Related to the Securities Markets and Ownership of our Common Stock

Since our common stock is only minimally publicly traded, and will likely remain so for some time, the price may be subject to wide fluctuations.

During the period June 20, 2008 to January 1, 2011, there was a minimal public market for our common stock. The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, which are generally beyond our control. These factors may include:

•	the ability to develop and obtain regulatory approvals for and market products on a timely basis;

•	volume, price and timing of orders for products, if we are able to sell them;

•	the introduction of new products or product enhancements by competitors;

•	disputes or other developments with respect to intellectual property rights;

•	products liability claims or other litigation;

•	quarterly variations in our results of operations and those of competitors;

•	sales of large blocks of our common stock, including sales by its executive officers and directors;

•	changes in governmental regulations or in the status of regulatory approvals, clearances or applications;

•	changes in the availability of third party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of competitors.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained at any time in the future. If we are unable to develop or sustain a market for our common stock, investors may be unable to sell the common stock they own, and may lose the entire value of their investment.

Our common stock is and likely will remain subject to the SEC’s “penny stock” rules, which may make its shares more difficult to sell.

Because the price of our common stock is currently and is likely to remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in our shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

At this time, no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on its capital stock. We currently expect to use available funds and any future earnings in the development, operation and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be an investor’s only source of potential gain from our common stock for the foreseeable future.

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

The 2010 Private Placement involved the issuance of a substantial number of shares of our common stock and warrants to purchase common stock. The existing stockholders’ ownership interest in us has been reduced, and if the outstanding warrants to exercise common stock that we are exercised in accordance with their terms, our existing stockholders’ ownership interest in us will be reduced even further. As a result of the sale of such a large number of shares of our common stock and securities convertible into common stock, the market price of our common stock could decline. If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. Securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. In addition, the issuance of shares of our common stock upon the exercise of outstanding options or warrants may result in dilution to our stockholders.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets in general, and the stocks of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation which would be expensive and divert management’s attention and resources from managing the business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the stock market upon which our stock is traded.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of January 1, 2011, we had outstanding warrants for an aggregate of 22,293,337 shares of common stock at a weighted average exercise price of $0.43 per share and options exercisable for an aggregate of 15,023,431 shares of common stock at a weighted average exercise price of $1.51 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.	Properties

As of January 1, 2011, ChromaDex leases approximately 13,000 square feet of office space in Irvine, California with three years remaining on the lease and approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with six years remaining on the lease. The Company also leases an apartment with approximately 1,100 square feet in Irvine, California, and an apartment with less than 1,100 square feet in Longmont, Colorado. We do not own any real estate. For the year ended January 1, 2011, our total annual rental expense (excluding operating charges and real property taxes) was approximately $467,500.

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

The following table sets forth the range of high and low bid prices for ChromaDex common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 1, 2011			Fiscal Year Ending January 2, 2010
Quarter Ended	High $	Low $	Quarter Ended	High $	Low $
January 1, 2011	$1.66	$1.13	January 2, 2010	$0.48	$0.21
October 2, 2010	$1.67	$1.11	October 3, 2009	$0.45	$0.10
July 3, 2010	$2.07	$0.18	July 4, 2009	$0.35	$0.11
April 3, 2010	$0.66	$0.35	April 4, 2009	$0.55	$0.10

On March 10, 2011, the high and low bid prices were $1.65 and $1.55, respectively.

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

Holders of Our Common Stock

As of February 16, 2011, we had 567 holders of record of ChromaDex common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends. Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operation, together with the financial statements and the related notes appearing in Item 8 of this report.

Overview

We supply phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines and intellectual property to others.

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

We believe that our current cash, cash equivalents and cash generated from operations, the capital raised pursuant to the Subscription Agreement entered into by the Company on April 22, 2010, (see Liquidity and Capital Resources below in Item 7 on this Form 10-K) will be sufficient to meet our projected operating plans through December, 2011. We may, however, seek additional capital prior to the end of December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient net income prior to December, 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration we may be unable to fulfill our customer’s requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

The FDA has started to regulate the dietary supplement market under the new GMPs. As of June, 2010, all dietary supplement manufacturers are held accountable under these new regulations. At this time, it is unknown to what extent the FDA will enforce the regulations and how they will be interpreted upon enforcement. The outcome of these uncertainties may have a material adverse effect on our results of operations because a lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

Results of Operations

We generated net sales of $7,566,370 for the twelve month period ended January 1, 2011 and $5,777,865 for the twelve month period ended January 2, 2010. We incurred a net loss of $2,051,676 for the twelve month period ended January 1, 2011 and a net loss of $907,568 for the twelve month period ended January 2, 2010. This equated to a $0.04 loss per basic and diluted share for the twelve month period ended January 1, 2011 versus a $0.03 loss per basic and diluted share for the twelve month period ended January 2, 2010.

Over the next twelve months, we plan to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or to partner with a company that has these capabilities. We also intend to increase our research and development effort, and related expense, focusing on our new bulk dietary supplement grade and food grade raw material line and to increase marketing and sales related expenses for these products.

	Twelve months ending
	January 1, 2011	January 2, 2010	Change
Sales	$7,566,370	$5,777,865	31%
Cost of sales	4,621,525	3,736,435	24%
Gross profit	2,944,845	2,041,430	44%
Operating expenses-Sales and marketing	1,085,510	829,969	31%
-General and administrative	3,876,488	2,104,193	84%
Nonoperating expenses -Interest expense	36,068	17,090	111%
-Interest income	(1,545)	(2,254)	-31%

Net loss	$(2,051,676)	$(907,568)	126%

Net Sales

Net sales consist of gross sales less returns and discounts. Net sales increased by 31% to $7,566,370 for the twelve month period ended January 1, 2011 as compared to $5,777,865 for the twelve month period ended January 2, 2010. This increase was due to increased demand for our existing products and services and increased sales of bulk dietary supplement grade and food grade raw materials.

Cost of Sales

Costs of sales includes raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve month period ended January 1, 2011 was $4,621,525 versus $3,736,435 for the twelve month period ended January 2, 2010. As a percentage of net sales, this represented a 4% decrease for the twelve month period ended January 1, 2011 compared with the twelve month period ended January 2, 2010. This percentage decrease in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses. These fixed expenses did not increase in proportion to sales as we were able to achieve growth in sales without an increase of certain labor and overhead costs. However, during the twelve month period ended January 1, 2011, sales of high volume products, primarily consisting of bulk dietary supplement grade and food grade raw materials increased. These high volume products have significantly higher raw material costs associated with them. The Company expects to see a significant increase in the sales of these high volume products over the next twelve months. Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period as compared to previous periods.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 44% to $2,944,845 for the twelve month period ended January 1, 2011 from $2,041,430 for the twelve month period ended January 2, 2010. The increase in sales coupled with a decrease in labor and overhead costs as a percentage of sales contributed to this increase in gross profit. The Company expects that as sales continue to grow, labor and overhead costs as a percentage of sales will continue to decrease as future growth in Net Sales will likely require lower direct labor and variable overhead costs. Raw materials costs as a percentage of sales are expected to increase as sales of the high volume dietary supplement grade and food grade raw materials continue to grow.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the twelve month period ended January 1, 2011 was $1,085,510 as compared to $829,969 for the twelve month period ended January 2, 2010. This increase was largely due to our increased marketing efforts for our new bulk dietary supplement grade and food grade raw material line.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the twelve month period ended January 1, 2011, was $3,876,488 as compared to $2,104,193 for the twelve month period ended January 2, 2010. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased 513% to $1,262,071 for the twelve month period ended January 1, 2011 from $205,858 for the twelve month period ended January 2, 2010. This large increase in share-based compensation expense was largely due to the stock options that were granted following consummation of the 2010 Private Placement. The Company will continue to incur significant share-based compensation expenses over the next three years, as the expenses for these post-closing grants are recognized on the straight-line method over the expected vesting periods. Another factor that contributed to this increase in general and administrative expenses was the initiation of investor relations activities. During the twelve month period ended January 1, 2011, the Company incurred expenses associated with adoption of a formal investor relations program for the purpose of increasing market and shareholder awareness and incurred one-time legal and accounting expenses associated with the 2010 Private Placement.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the twelve month period ended January 1, 2011, was $36,068 as compared to $17,090 for the twelve month period ended January 2, 2010. This increase was due to a new capital lease obligation incurred for the purchase of equipment during the twelve month period ended January 1, 2011.

Non-operating Expenses- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve month period ended January 1, 2011, was $1,545 as compared to $2,254 for the twelve month period ended January 2, 2010.

Depreciation and Amortization

For the twelve month period ended January 1, 2011, we recorded approximately $313,777 in depreciation compared to approximately $270,672 for the twelve month period ended January 2, 2010. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve month period ended January 1, 2011, we recorded amortization on intangible assets of approximately $73,635 compared to approximately $123,828 for the twelve month period ended January 2, 2010.

Liquidity and Capital Resources

From inception and through January 1, 2011, we have incurred aggregate losses of approximately $10.2 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. While we believe that our current levels of capital will be sufficient to meet our projected operating plans through December 2011, we may seek additional capital prior to December, 2011 both to meet our projected operating plans after December, 2011 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income to meet our projected operating plans prior to December, 2011, we will revise our projected operating plans accordingly.

On April 22, 2010, we entered into a Subscription Agreement with certain subscribers. We closed on the transactions contemplated by the 2010 Private Placement on May 20, 2010 and issued and sold to the subscribers an aggregate of 26,249,983 shares of common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the twelve month period ended January 1, 2011, we received net capital contributions of $3,486,626 through this offering. We have also issued to each subscriber an immediately exercisable warrant to purchase our common stock equal to the number of shares of private placement stock purchased by such subscriber at an exercise price of $0.21 per share. As of January 1, 2011, 5,674,996 of the warrants have been exercised and we received additional proceeds of $1,191,749 from exercise of the warrants. Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $4,320,747 for an aggregate of $8,999,122 in net proceeds from the purchase of the shares of stock issued in the private palcement and the exercise of the related warrants. There is no guarantee that the subscribers will exercise any of the outstanding warrants for cash and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

Net cash used in operating activities:

Net cash used in operating activities for the twelve months ended January 1, 2011 was $2,662,000, compared to $396,000 for the twelve months ended January 2, 2010. The increase in net cash used in operating activities largely reflects the payment of unpaid compensation from prior years for two officers as well as an increase in trade receivables and an increase in inventory for our new line of bulk dietary supplement grade and food grade raw material during the past twelve months.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivables collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities:

Net cash used in investing activities was $199,000 for the twelve months ended January 1, 2011, compared to $179,000 for the twelve months ended January 2, 2010. The increase in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $4,616,000 for the twelve months ended January 1, 2011, compared to $78,000 used in financing activities for the twelve months ended January 2, 2010. Net cash provided by financing activities for the twelve months ended January 1, 2011 mainly consisted of net proceeds from the 2010 Private Placement.

Dividend policy

We have not declared or paid any cash dividends on our common stock. We presently intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.

Trade Receivables

As of January 1, 2011, we had $1,001,563 in trade receivables as compared to $497,928 as of January 2, 2010. This increase is due to higher sales during the fourth quarter of 2010 as compared to 2009, as disclosed under “Net Sales” above.

Inventories

As of January 1, 2011 we had $1,423,035 in inventory as compared to $922,760 as of January 2, 2010. This large increase is due to a higher inventory requirements during the past twelve months for our new line of bulk dietary supplement grade and food grade raw material.

Accounts payable

As of January 1, 2011, we had $514,598 in accounts payable as compared to $548,310 as of January 2, 2010. This decrease was primarily due to the timing of payments related to our purchases of bulk dietary supplement grade and food grade raw material for sale.

Advances from Customers

As of January 1, 2011, we had $112,427 in advances from customers as compared to $126,518 as of January 2, 2010. These advances are for large scale contract services and contract research projects where the company requires a deposit before beginning work. This decrease was due to reduced orders for the large scale projects during the last six months of 2010.

Due to officers

As of January 1, 2011 there was no money due to officers compared to $1,178,206 as of January 2, 2010. During the year ended January 1, 2011, we paid $1,178,206 to two officers relating to unpaid compensation from prior years. The amounts owed to officers were non-interest bearing.

Off-Balance Sheet Arrangements

During the Fiscal Years ended January 1, 2011 and January 2, 2010, the Company had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

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

We believe that of our significant accounting policies, which are described in Note 1 of the Financial Statements, set forth in Item 8, the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries as of January 1, 2011 and January 2, 2010 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois

March 16, 2011

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets

January 1, 2011 and January 2, 2010

Assets	2010	2009
Current Assets
Cash	$2,226,459	$471,378
Trade receivables, less allowance for doubtful accounts 2010 $18,000; 2009 $16,000	1,001,563	497,928
Inventories	1,423,035	922,760
Prepaid expenses and other assets	243,967	115,794

Total current assets	4,895,024	2,007,860

Leasehold Improvements and Equipment, net	1,303,108	1,203,431

Deposits and Other Noncurrent Assets
Deposits	31,415	32,227
Intangible assets, less accumulated amortization 2010 $990,420; 2009 $916,785	277,855	321,490

	309,270	353,717

	$6,507,402	$3,565,008

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$514,598	$548,310
Accrued expenses	371,020	270,250
Current maturities of capital lease obligations	78,577	28,430
Customer deposits and other	112,427	126,518
Deferred rent, current	62,664	35,617
Due to officers	—	1,178,206

Total current liabilities	1,139,286	2,187,331

Capital lease obligations, less current maturities	198,071	45,868

Deferred rent, less current	233,822	284,356

Stockholders’ Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding 2010 60,875,325 and 2009 28,838,216 shares	60,875	28,838
Additional paid-in capital	15,034,550	9,126,141
Accumulated deficit	(10,159,202)	(8,107,526)

	4,936,223	1,047,453

	$6,507,402	$3,565,008

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations

Years Ended January 1, 2011 and January 2, 2010

	2010	2009
Sales	$7,566,370	$5,777,865
Cost of sales	4,621,525	3,736,435

Gross profit	2,944,845	2,041,430

Operating expenses:
Sales and marketing	1,085,510	829,969
General and administrative	3,876,488	2,104,193

	4,961,998	2,934,162

Operating loss	(2,017,153)	(892,732)

Nonoperating (income) expenses:
Interest expense	36,068	17,090
Interest income	(1,545)	(2,254)

	34,523	14,836

Net loss	$(2,051,676)	$(907,568)

Basic and Diluted loss per common share	$(0.04)	$(0.03)

Basic and Diluted average common shares outstanding	48,251,930	28,838,216

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Statement of Stockholders’ Equity

Years Ended January 1, 2011 and January 2, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 3, 2009	28,838,216	28,838	8,920,283	(7,199,958)	1,749,163
Share-based compensation	—	—	205,858	—	205,858
Net loss	—	—	—	(907,568)	(907,568)

Balance, January 2, 2010	28,838,216	28,838	9,126,141	(8,107,526)	1,047,453
Issuance of common stock, net of offering costs of $188,372	26,249,983	26,250	3,460,376	—	3,486,626
Exercise of warrants	5,787,126	5,787	1,185,962	—	1,191,749
Share-based compensation	—	—	1,262,071	—	1,262,071
Net loss	—	—	—	(2,051,676)	(2,051,676)

Balance, January 1, 2011	60,875,325	60,875	15,034,550	(10,159,202)	4,936,223

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended January 1, 2011 and January 2, 2010

	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,051,676)	$(907,568)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	313,777	270,672
Amortization of intangibles	73,635	123,828
Share-based compensation expense	1,262,071	205,858
Loss (gain) from disposal of equipment	20,640	(554)
Changes in operating assets and liabilities:
Trade receivables	(503,635)	(148,876)
Inventories	(500,275)	(211,176)
Prepaid expenses and other assets	(127,361)	9,569
Accounts payable	(33,712)	103,973
Accrued expenses	100,770	(67,806)
Due to officers	(1,178,206)	—
Customer deposits and other	(14,091)	92,258
Deferred rent	(23,487)	133,650

Net cash (used in) operating activities	(2,661,550)	(396,172)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(169,136)	(184,487)
Purchase of intangible assets	(30,000)	—
Other	—	5,000

Net cash (used in) investing activities	(199,136)	(179,487)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,486,626	—
Proceeds from exercise of warrants	1,191,749	—
Principal payments on capital leases	(62,608)	(78,467)

Net cash provided by (used in) financing activities	4,615,767	(78,467)

Net increase (decrease) in cash	1,755,081	(654,126)
Cash:
Beginning	471,378	1,125,504

Ending	$2,226,459	$471,378

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$36,068	$17,090
Supplemental Schedule of Noncash Invensting Activity Capital lease obligation incurred for the use of equipment	$264,958	$—

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively the Company) create and supply botanical reference standards along with related phytochemical products and services. The Company’s main priority is to create industry-accepted information, and to provide products and services to every layer of the functional food, pharmaceutical, personal care and dietary supplement markets. The Company provides these services at various terms with terms of net 30 days being the most common.

Significant accounting policies are as follows:

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal years ended January 1, 2011 (referred to as 2010), and January 2, 2010 (referred to as 2009), each consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

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

Inventories: Inventories are comprised of finished goods and are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market. The inventory on the balance sheet is recorded net of valuation allowances of $167,000 and $172,000 for the periods ended January 1, 2011 and January 2, 2010 respectively. Labor and overhead has been added to inventory that was manufactured or characterized by the Company.

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

Note 1.	Nature of Business and Significant Accounting Policies (continued)

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return, California state tax return, Colorado state tax return, and Arizona state tax return. Open tax years for these jurisdictions are 2007 to 2009, which statutes expire in 2011 to 2013, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of January 1, 2011, the Company has no liability for unrecognized tax benefits.

Research and development costs: Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Share based compensation: The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and consultants. Share based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee or consultant is required to provide services for the award.

The Company recognizes compensation expense over the requisite service period using the straight-line method. Compensation expense for stock options with performance conditions is recognized only for those awards expected to vest.

Financial instruments: The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and capital leases approximate their fair values.

New accounting pronouncements: In January 2010, the FASB issued additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures should be disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact in the Company’s financial position, results of operations or cash flows. The guidance also requires more detailed disclosures of the changes in Level 3 instruments. These changes became effective January 1, 2011 and are not expected to have an impact in the Company’s financial position, results of operations or cash flows as they relate only to additional disclosures.

Note 2.	Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options, warrants and the issuance of restricted shares for all periods. For all periods ended January 1, 2011 and January 2, 2010, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the Company’s net losses. Below is a tabulation of the potentially dilutive securities for the periods ended January 1, 2011 and January 2, 2010.

	Years Ended
	2010	2009
Basic average common shares outstanding	48,251,930	28,838,216
Warrants and options in the money and restricted stock, net	18,536,086	—

Weighted average common shares outstanding assuming dilution	66,788,016	28,838,216

Note 3. Intangible Assets

Intangible assets consisted of the following:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$1,268,275	$990,420	$1,238,275	$916,785

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended January 1, 2011 and January 2, 2010 was $73,635 and $123,828, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2011	68,858
2012	46,828
2013	46,828
2014	46,828
2015	36,328
Thereafter	32,185

$277,855

Note 4.	Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2010	2009
Laboratory equipment	$2,336,954	$2,063,860
Leasehold improvements	372,943	332,702
Computer equipment	248,374	208,499
Furniture and fixtures	18,313	15,308
Office equipment	3,445	3,445
Construction in progress	86,294	86,031

	3,066,323	2,709,845
Less accumulated depreciation	1,763,215	1,506,414

	$1,303,108	$1,203,431

Note 5.	Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $392,878 and $127,920 and accumulated amortization of $71,421 and $34,866 as of January 1, 2011 and January 2, 2010, respectively.

Minimum future lease payments under capital leases as of January 2, 2010, are as follows:

Year ending December:
2011	$109,990
2012	84,762
2013	71,471
2014	71,471
2015	11,319

Total minimum lease payments	349,013
Less amount representing interest	72,365

Present value of net minimum lease payments	276,648

Less current portion	78,577
Long-term obligations under capital leases	$198,071

Interest expense related to capital leases was $36,068 and $17,090 for the years ended January 1, 2011 and January 2, 2010, respectively.

Note 6.	Accrued Expenses

Accrued expenses consisted of:

	2010	2009
Salaries and vacation	$172,340	$128,156
Professional services	83,927	77,155
Other	113,753	64,939

	$370,020	$270,250

Note 7.	Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2010 and 2009 compared to the Company’s income tax expense for the years ended January 1, 2011 and January 2, 2010 is as follows:

	2010	2009
Income tax expense (benefit) at statutory rate	$(698,000)	$(308,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(93,000)	(49,000)
Nondeductible expenses	74,000	24,000
Change in effective tax rate	67,000	—
Change in valuation allowance	642,000	369,000
Other	8,000	(36,000)

	$—	$—

The deferred income tax assets and liabilities consisted of the following components as of January 1, 2011 and January 2, 2010:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$3,509,000	$2,413,000
Inventory reserve	64,000	68,000
Allowance for doubtful accounts	7,000	6,000
Accrued expenses	36,000	490,000
Intangibles	66,000	71,000
Deferred rent	43,000	38,000

	3,725,000	3,086,000
Less valuation allowance	3,540,000	2,970,000

	185,000	116,000

Deferred tax liabilities:
Property and equipment	(148,000)	(100,000)
Prepaid expenses	(37,000)	(16,000)

	(185,000)	(116,000)

	$—	$—

The Company has tax net operating loss carryforwards available to offset future federal taxable income and future state taxable income of approximately $7,512,000 and $6,383,000, respectively which expire through December 31, 2025 and 2026, respectively. Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company has determined that the stock issuance discussed in Note 10 created a change in control under the Internal Revenue Code Section 382. This limitation is not expected to be significant.

Note 8.	Employee Equity Incentive Plan

Stock Option Plans

At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company under its Second Amended and Restated 2007 Equity Incentive Plan is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis. Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan. The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 1,737,880 at January 1, 2011. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time. However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted to employees during the years ended January 1, 2011 and January 2, 2010.

Year Ended December	2010	2009
Volatility	32.05%	29.97%
Expected dividends	0.00%	0.00%
Expected term	5.1 years	6.0 years
Risk-free rate	1.92%	2.28%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options. The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The Company used the simplified method for estimating the expected term of the options. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The estimation process for the fair value of performance based stock options was the same as for non-performance based options.

1) Non-performance Based Stock Options

The majority of options granted by the Company are comprised of non-performance based options granted to employees. These options vest ratably over a defined period following grant date after a passage of time and do not have performance vesting requirements.

Note 8.	Employee Equity Incentive Plan (continued)

The following table summarizes non-performance based stock options activity at January 1, 2011 and changes during the year then ended:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2010	3,585,426	$1.29

Options Granted	9,536,246	1.61
Options Exercised	—	—
Options Forfeited	(195,541)	1.37

Outstanding at January 1, 2011	12,926,131	$1.52	7.52	$592,733

Exercisable at January 1, 2011	2,590,405	$1.34	6.67	$346,001

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.36 on the last day of business for the year ended January 1, 2011.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company. If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at January 1, 2011 and changes during the year then ended:

Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2010	—	$—

Options Granted	1,000,000	1.65
Options Exercised	—	—
Options Forfeited	—	—

Outstanding at January 1, 2011	1,000,000	$1.65	9.88	$—

Exercisable at January 1, 2011	—	$—	—	$—

Note 8.	Employee Equity Incentive Plan (continued)

As of January 1, 2011, there was $3,869,743 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.19 years as of January 1, 2011. The weighted average fair value of options granted during the years ended January 1, 2011, and January 2, 2010 was $.45, and $.12 respectively. The realized tax benefit from stock options for the years ended January 1, 2011, and January 2, 2010 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the years ended January 1, 2011 and January 2, 2010 was $301,078 and $288,464, respectively.

Restricted Stock

Restricted stock awards granted by the Company generally have two vesting conditions, a service condition for continuous employment and a stock market condition tied to the Company’s stock price. On November 15, 2010, the Company awarded 1,000,000 shares of restricted stock to our new President, William F. Spengler. These restricted shares will fully vest in three years, provided that Mr. Spengler is continuously employed by the Company through the vesting date and that a certain stock market condition is met.

The fair value of the Company’s restricted stock award was estimated at the date of award using the Hull-White based binomial valuation model. The table below outlines the assumptions of restricted stock awarded on November 15, 2010.

Summary of Significant Assumptions	November 15, 2010
Expected Term	3.00
Expected Volatility	70.76%
Expected Dividends	0.00%
Risk Free Rate of Return	0.81%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries as well as the historical volatility of the Company’s common stock. Less weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the restricted stock. The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The company used the vesting period of the restricted stock for estimating the expected term of the restricted stock.

The following table summarizes restricted stock activity at January 1, 2011 and changes during the year then ended:

	Shares	Weighted Average Award-Date Fair Value
Unvested shares at January 2, 2010	—	$—
Granted	1,000,000	1.27
Vested	—	—
Forfeited	—	—

Unvested shares at January 1, 2011	1,000,000	$1.27

Expected to Vest as of January 1, 2011	1,000,000	$1.27

As of January 1, 2011, there was $1,208,826 of total unrecognized compensation expense related to restricted stock granted under the plans. That cost is expected to be recognized over a period of 2.88 years as of January 1, 2011.

For employee equity incentive plan, the Company recognized share-based compensation expense of $1,194,275 and $197,403 in general and administrative expenses in the statement of operations for the years ended January 1, 2011 and January 2, 2010.

Note 9.	Non-Employee Share-Based Compensation

At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time who are not employees of the Company. These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company and are granted on the same terms as those being issued to employees. Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term as earned. The estimated fair value is expensed over the applicable service period.

The following table summarizes activity of stock options granted to non-employees at January 1, 2011 and changes during the year ended:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2010	555,000	$0.94

Options Granted	542,300	1.53
Options Exercised	—	—
Options Forfeited	—	—

Outstanding at January 1, 2011	1,097,300	$1.23	7.26	$267,200

Exercisable at January 1, 2011	456,542	$0.86	4.64	$251,613

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.36 on the last day of business for the year ended January 1, 2011.

As of January 1, 2011, there was $199,736 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 1.44 years as of January 1, 2011. The weighted average fair value of options granted during the years ended January 1, 2011, and January 2, 2010 was $.40, and $.15 respectively. The realized tax benefit from stock options for the years ended January 1, 2011, and January 2, 2010 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the years ended January 1, 2011 and January 2, 2010 was $34,356 and $40,538, respectively.

For stock options granted to non-employees, the Company recognized share-based compensation expense of $67,796 and $8,455 in general and administrative expenses in the statement of operations for the years ended January 1, 2011 and January 2, 2010.

Note 10.	Stock Issuance

On April 22, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”). The Company issued and sold to the Subscribers, in a private placement transaction (the “Private Placement”), an aggregate of 26,249,983 newly issued shares (the “Private Placement Shares”) of the Company’s common stock for an aggregate purchase price of $3,674,998 or $0.14 per share. During the year ended January 1, 2011, the Company received net capital contributions of $3,486,626 through this offering. The Company also issued to each Subscriber an immediately exercisable warrant (collectively, the “Warrants”) to purchase the Company’s common stock in an amount equal to the number of Private Placement Shares purchased by such Subscriber at an exercise price of $0.21 per share. As of January 1, 2011, 5,674,996 of the Warrants have been exercised and the Company received additional proceeds of $1,191,749 from the exercise of the Warrants.

Note 11.	Warrants

On May 20, 2010, the Company issued immediately exercisable Warrants to certain investors pursuant to the Subscription Agreement entered into by the Company on April 22, 2010. The Company issued an aggregate of 26,249,983 Warrants to investors to purchase the Company common stock at $0.21 per share. The fair value of these Warrants was estimated, at the date of grant, using the Black-Scholes based option valuation model. The Warrants were valued at $31,282,105. Since these warrants are classified as equity, the Company recorded these warrants along with the stock issuance discussed in Note 9 at the amount of net proceeds received by the Company. As of January 1, 2011, 5,674,996 of the Warrants have been exercised and the Company received proceeds of $1,191,749 from exercise of the Warrants.

The table below outlines the assumptions for Warrants granted on May 20, 2010.

Summary of Significant Assumptions	May 20, 2010
Expected Term	1.50
Expected Volatility	35.45%
Expected Dividends	0.00%
Risk Free Rate of Return	0.55%

On May 10, 2010, Brookville Capital Partners, formerly known as New Castle Financial Services, exercised outstanding warrants and the Company issued 112,130 shares of common stock. Brookville Capital Partners elected a cashless exercise pursuant to the provisions of the warrants and received 112,130 shares of common stock in lieu of 336,390 shares for a cash payment of $1.36 per share. These warrants were issued during the year ended January 3, 2009 as part of New Castle’s services as a placement agent in conjunction with the private placement concluded during the year ended January 3, 2009.

At January 1, 2011, the following warrants were outstanding and exercisable:

Warrants granted in connection with:	Weighted Average Exercise Prices	Number Outstanding And Exercisable At January 1, 2011	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	2.30
2010 Private Placement Equity Offering	$0.21	20,574,987	2.39

	$0.43	22,293,337	2.38

Note 12.	Commitments

Lease

The Company leases its office and research facilities in California and Colorado under operating lease agreements that expire at various dates from May 2011 through April 2016. Monthly lease payments range from $1,029 per month to $20,247 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a noncurrent liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2011	$462,749
2012	459,638
2013	474,908
2014	270,800
2015	278,925
Thereafter	93,886

$2,040,906

Rent expense was $467,468, and $509,725 for the years ended January 1, 2011 and January 2, 2010, respectively.

Royalty

The Company has three royalty agreements related to certain products the Company offers to its customers. These agreements expire at various dates from December 31, 2019 through June 10, 2028. Yearly minimum royalty payments range from $5,000 per year to $15,000 per year. These minimum royalty payments escalate each year with a maximum of $40,000 per year. In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements. Total royalty expense for the year ended January 1, 2011 and January 2, 2010 was $63,263 and $2,649, respectively under these agreements. Minimum royalties for the next five years are $29,488, $31,125, $32,431, $33,803 and $35,243 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

Note 13.	Related Party Transactions

During the year ended January 1, 2011, the Company paid $1,178,206 to two officers relating to unpaid compensation from prior years. The amounts owed to officers were non-interest bearing.

Note 14.	Litigation

From time to time, the Company has and expects to have claims and pending legal proceedings that generally involve product liability, professional service and employment issues. These proceedings are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. In the opinion of management, such proceedings are substantially covered by insurance and/or are without merit, and the ultimate disposition of such proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15.	Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,990,000 and $1,477,000 for the years ended January 1, 2011 and January 2, 2010, respectively. International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

Note 16.	Management’s Plans for Operations

The Company has incurred a loss from operations of $2,017,153 and a net loss of $2,051,676 for the year ended January 1, 2011, and a net loss of $907,568 for the year ended January 2, 2010. The loss for the year ended January 1, 2011 largely reflects the share-based compensation expenses. The company’s share-based compensation expense increased 513% to $1,262,071 for the year ended January 1, 2011 from $205,858 for the year ended January 2, 2010. This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the transactions contemplated by the Subscription Agreement discussed in Note 9. The Company will continue to incur significant share-based compensation expenses over the next three years. The loss for the year ended January 2, 2010 reflects costs related to increased service capacity as well as related to reporting, legal, accounting and compliance associated with being a public reporting entity. The Company expects to incur significant future costs associated with being a public reporting entity. In addition, management has invested heavily in additional personnel and selling expenses over the past two years to implement its business plan. This has resulted in higher direct labor, indirect overhead, selling, and advertising expenses versus prior years.

Management has also implemented additional strategic operational structure changes, which it believes will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs. Management’s anticipation of future growth is largely related to the Food and Drug Administration’s (FDA’s) guideline releases in the dietary supplement industry and the market’s trend towards green chemistry in the food and cosmetic sector. The Company has implemented a comprehensive marketing plan targeted on leveraging its capabilities concurrent with the FDA’s releases. The Company has also expanded its marketing plan to target the pharmaceutical and cosmetic sectors to support the reference standards, analytical services and discovery libraries product lines. In addition, the Company’s new line of bulk dietary supplement grade and food grade raw material is expected to contribute to the Net Sales growth, but at a lower gross margin.

During the year ended January 1, 2011, the Company received net capital contributions of $4,678,375 through the offering discussed in Note 10. Assuming the full exercise of the outstanding Warrants for cash, the Company would receive additional proceeds of $4,320,747 for an aggregate of $8,999,122 in net proceeds from the purchase of the Private Placement Shares and the exercise of the Warrants. There is no guarantee that the Subscribers will exercise any of the outstanding Warrants for cash and that the Company will receive any proceeds from any of the outstanding Warrants until they are exercised for cash. The Company believes that this capital raise will be sufficient to implement its current business plan through December, 2011. However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all. If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December, 2011. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent and registered public accounting firm on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2011. Pursuant to Rule13a–15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of the Company, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2011.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of ChromaDex is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of January 1, 2011. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of January 1, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our board of directors currently consists of six members, five of whom are independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Each of our directors will serve until the 2011 annual meeting of the stockholders or until a successor is duly elected and qualified. Michael H. Brauser resigned as a director on March 2, 2011 for personal reasons. Glen L. Halpryn was appointed as a director on May 20, 2010 in connection with the 2010 Private Placement. Listed below are the biographical summaries and ages as of March 1, 2011 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the board of directors as determined by the Nominating and Corporate Governance Committee:

Frank L. Jaksch Jr., 42, is a co-founder of the Company and has served as Chairman of the board of directors since 2010 and Chief Executive Officer since 2000. From 2000-2010, Mr. Jaksch served as Co-Chairman of the board of directors. Mr. Jaksch oversees strategy, operations and marketing for the Company with a focus on scientific products and pharmaceutical and nutraceutical markets. From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions. Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. Frank L. Jaksch Jr. is the brother of Kevin Jaksch, who served on our board of directors until his resignation as a director in May 2010. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business allow him to bring an understanding of the industries in which the Company operates as well as scientific expertise to the Company and the board of directors.

Stephen Block, 66, has been a director of ChromaDex since 2007 and Chair of the Compensation Committee, a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee since 2007. Since May 2010, Mr. Block has served as Lead Independent Director to the board of directors. Mr. Block is also a director and Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee of Senomyx, Inc., a public biotech company. He has served on the board of directors of Senomyx, Inc. since 2005. He also serves as the Chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and as a director of Allylix, Inc., and Masher Media, Inc. of which he was also a co-founder. He has served on the board of directors of these privately held companies since 2007, 2008, and 2009, respectively. Mr. Block retired as Senior Vice President, General Counsel and Secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s Chief Legal Officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as Senior Vice President, General Counsel, Secretary and Director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock Stroock & Lavan. Mr. Block currently serves as an industry consultant and as a member of the Executive Committee of Westlake/Santa Barbara Tech Coast Angels, a leading angel investing group, and as a managing director of Venture Farm LLC, an early stage venture capital firm. Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School. The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the Chief Legal Officer of one of the world’s leading flavor and fragrance companies contributes to the board of directors’ understanding of the flavor industry, including the board of directors’ perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the board of directors in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 59, has served as a director of ChromaDex and has chaired the Audit Committee since October 2007. Since November 2008, he has also served as a Managing Director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.’s (CEOS.OB) (a Software As A Service (SaaS) technology provider’s) Senior Vice President and Chief Financial Officer. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney served as Vice President of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the Chief Financial Officer of House Ear Institute in Los Angeles, California. Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania’s Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from the Financial Industry Regulatory Authority (FINRA). The Nominating and Corporate Governance Committee believes that Mr. Dabney’s experience as CFO of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the board of directors.

Hugh Dunkerley, 37, has served as a director of ChromaDex since December 2005 and has served on the Compensation Committee since May 2010 and on the Nominating and Governance Committee since 2007. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex. Mr. Dunkerley has been Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, since February 2009. He was President and Chief Executive Officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October 31, 2007 to February 17, 2009. He had served as Cecor’s Chief Operating Officer from June 2007 to October 31, 2007 and as Vice President of Corporate Finance from June 2006 to June 2007. From January 2006 to July 2006, Mr. Dunkerley served as Vice President of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies. Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7 and 66 licenses from FINRA. The Nominating and Corporate Governance Committee believe that Mr. Dunkerley’s experience as CEO of a public company and his extensive financial market experience qualify him to sit on the Nominating and Corporate Governance Committee and the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the board of directors. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 60, is a co-founder of the Company and has served on the Nominating and Corporate Governance since May 2010. He served on the Audit Committee from October 2007 to May 2010, and as Co-Chairman of the board of directors from 2000 to 2010. Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the board of directors of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He graduated from New York University School of Law, Order of the Coif, in 1975 and was a partner in a New York law firm practicing corporate and securities law before entering the private sector in 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991. Mr. Germain is currently a director of the following publicly traded companies: Omnimmune Holdings, Inc. (OTCBB: OMMHE.OB), a biotechnology company, Stem Cell Innovations, Inc. (OTC:SCLL.PK), a cell biology company, Collexis Holdings, Inc. (OTC:CLXS.PK), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ:PSTI), a bio-therapeutics company. During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ: REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTCBB: ILNS.OB), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field. The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the board of directors.

Glenn L. Halpryn, 50, has served as Chair of the Nominating and Corporate Governance Committee and has served on the Audit Committee since May 2010. Mr. Halpryn has been the Chief Executive Officer and a director of Transworld Investment Corporation, a private investment company, since June 2001. Mr. Halpryn currently serves as a director of Sorrento Therapeutics (OTCBB:SRNE.OB), a biopharmaceutical company, Castle Brands Inc. (AMEX:ROX), a developer and international marketer of premium branded spirits, and SearchMedia Holdings Limited (AMEX:IDI), a China-based billboard and in-elevator advertising company. From September 2008 until May 2010, Mr. Halpryn also served as a director of Winston Pharmaceuticals, Inc. (OTCBB:WPHM.OB), a pharmaceutical company specializing in skin creams and pain medications. From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. (AMEX:IVD). Mr. Halpryn served as Chairman of the board of directors and Chief Executive Officer of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) (AMEX:PLX) from April 2001 to December 2006. From April 1988 to June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and a beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA.

Executive Officers

William F. Spengler, 56, has served as President of the Company since November 15, 2010. Prior to joining the Company, he served as Executive Vice President, Chief Financial Officer and Treasurer at Smith & Wesson Holding Corp. since July 2008. Mr. Spengler currently serves as a member of the board of directors of Endo Corporation, a specialty pharmaceutical company. Prior to Smith & Wesson, Mr. Spengler served in various capacities at MGI Pharma, Inc., a specialty pharmaceutical company, including as Executive Vice President and Chief Financial Officer from August 2006 to January, 2008, Senior Vice President and Chief Financial Officer from April 2006 to August 2006, and as Senior Vice President, International & Corporate Development from October 2005 to April 2006. From July 2004 to October 2005, Mr. Spengler served as Executive Vice President and Chief Financial Officer of Guilford Pharmaceuticals Inc., a biotechnology company, prior to its acquisition by MGI Pharma in October 2005. Mr. Spengler received a Bachelors Degree in Economics from Yale University in 1977 and a Masters of Business Administration from New York University in 1980.

Thomas C. Varvaro, 41, has served as the Company’s Chief Financial Officer since 2004 and Secretary since 2006. He also served as a director from 2006 until May 2010. Mr. Varvaro oversees operations, accounting, information technology, inventory, distribution, and human resources management for the Company. Mr. Varvaro has developed skills in process mapping, information technology custom application design, enterprise risk systems deployment, plant automation and reporting and bar code tracking implementation from his prior business experiences. From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as Controller and was promoted to Chief Information Officer and then Chief Financial Officer during his tenure. From 1993 to 1998, Mr. Varvaro was employed by Maple Leaf Bakery, USA, a Chicago, Illinois based company, during its rise to becoming a national leader in specialty food products. Mr. Varvaro served as Staff Accountant and was promoted to Assistant Controller during his tenure. He earned a B.S. in Accounting from University of Illinois, Urbana, and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended January 1, 2011 except as follows: Frank L. Jaksch was late filing one report for one transaction and Steve Block amended one report to reflect 5,000 additional stock options that were not reported on the original report.

Code of Conduct

The board of directors has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

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

Waivers to the Code of Conduct may be granted only by the board of directors. In the event that the board of directors grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on a Current Report on Form 8-K.

The Code of Conduct applies to all of our employees, including our principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.” If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the code of conduct to any such person, we shall disclose such amendment or waiver on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance.”

Audit Committee

Our Audit Committee currently consists of three directors: Messrs. Reid Dabney (chairman), Stephen Block and Glenn L. Halpryn. The board of directors has determined that:

•	Mr. Dabney qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and

•

all members of the Audit Committee (i) are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., (ii) meet the criteria for independence as set forth in the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years and (iv) are financially literate and have accounting and finance experience.

Compensation Committee

Our Compensation Committee consists of three members. Currently, Messrs. Stephen Block (chairman), and Hugh Dunkerley serve on the Compensation Committee and there is one vacancy due to Mr. Michael Brauser’s resignation on March 2, 2011. The Board has determined that:

•	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

•	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

•	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three members: Glenn L. Halpryn (chairman), Hugh Dunkerley and Mark Germain. The Board has determined that all members of the Nominating and Corporate Governance Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

Item 11.	Executive Compensation

This section of the Form 10-K explains our compensation for the persons who served as our Chief Executive Officer, President and Chief Financial Officer during our fiscal year ended January 1, 2011. We have elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation. Under these rules, we provide executive compensation disclosure for our named executive officers for two years under the Summary Compensation Table, as well as the Outstanding Equity Awards at Year End Table, Director Compensation Table and certain narrative disclosures.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer), our President (a named executive officer) and our Chief Financial Officer (the principal financial officer) each of whom served during the year ended January 1, 2011 as our executive officers. The compensation indicated below was paid by ChromaDex.

Name	Year	Salary		Bonus	Stock Awards (1)		Option Awards(2)		All Other Compensation	Total
Frank L. Jaksch Jr.	2010	$211,635	(3)	—	—		$1,064,968	(4)	$1,788	$1,278,391
	2009	$183,750		—	—		$7,620	(5)	$1,788	$193,158
William F. Spengler	2010	$25,385	(6)	—	$1,270,429	(7)	$1,086,300	(8)	$25,000	$2,407,114
	2009	—		—	—		—		—	—
Thomas C. Varvaro	2010	$162,654		—	—		$817,772	(9)	—	$980,426
	2009	$136,500		—	—		$5,715	(10)	—	$142,215

(1)	The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards for the fiscal year ended January 1, 2011. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 1, 2011 for a description of certain assumptions in the calculation of the fair value of the Company’s restricted stock.
(2)	The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 1, 2011 and the fiscal year ended January 2, 2010, respectively. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 1, 2011 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.
(3)	Frank L. Jaksch Jr. was paid $1,048,555 in cash in 2010, which included unpaid compensation of $836,920 from years prior to 2009. This unpaid compensation was non-interest bearing.
(4)	On May 20, 2010, Frank L. Jaksch Jr. was granted options to purchase a total of 3,175,000 shares of ChromaDex common stock at an exercise price of $1.70. The options for the first 1,537,500 shares expire on May 20, 2015, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. The options for the second 1,537,500 shares expire on May 20, 2015, and 33% of the shares vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. However, in addition, the exercisability of the second 1,537,500 shares is subject to the following restrictions related to the exercises of “Warrant Shares” issued in connection with the 2010 Private Placement : at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised. The options for the last 100,000 shares expire on May 20, 2020, and 25% of the shares vest on May 20, 2011 and the remaining 75% vest 2.083% monthly thereafter.
(5)	On May 13, 2009, Frank L. Jaksch Jr. was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $0.50. These options expire on May 13, 2019, and 25% of the shares vest on May 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.
(6)	William F. Spengler joined the Company on November 15, 2010.
(7)	On November 17, 2010, William F. Spengler purchased 1,000,000 restricted shares of ChromaDex common stock at the price of the par value, which is $0.001 per share. The restricted shares will vest in full on November 15, 2013, provided that Mr. Spengler is continuously employed and that the fair market value of the Company’s common stock at any time prior to November 15, 2013 has increased by at least three times the fair market value.
(8)	On November 15, 2010, William F. Spengler was granted options to purchase a total of 2,000,000 shares of ChromaDex common stock at an exercise price of $1.65. The options for the first 1,000,000 shares expire on November 15, 2020, and 25% of the shares vest on November 15, 2011 and the remaining 75% vest 2.083% monthly thereafter. The options for the second 1,000,000 shares expire on November 15, 2020, vest based the achievement of certain milestones established by the Company’s Compensation Committee.
(9)

On May 20, 2010, Thomas C. Varvaro was granted options to purchase a total of 1,703,500 shares of ChromaDex common stock at an exercise price of $1.545. The options for the first 814,250 shares expire on May 20, 2020, and 33% of the shares vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. The options for the second 814,250 shares expire on May 20, 2020, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. However, in addition, the exercisability of the second 814,250 shares is subject to the following restrictions related to the exercises of “Warrant Shares” issued in connection with the 2010 Private

Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised. The options for the last 75,000 shares expire on May 20, 2020, and 25% of the shares vest on May 20, 2011 and the remaining 75% vest 2.083% monthly thereafter.

(10)	On May 13, 2009, Thomas C. Varvaro was granted options to purchase 75,000 shares of ChromaDex common stock at an exercise price of $0.50. These options expire on May 13, 2019, and 25% of the shares vest on May 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.

Employment and Consulting Agreements

The material terms of employment agreements with the Named Executives previously entered into by ChromaDex are described below.

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Jaksch Agreement”) with Frank L. Jaksch Jr. The Amended Jaksch Agreement has a three year term, beginning on the date of the Agreement, that automatically renews unless the Amended Jaksch Agreement has been terminated in accordance with its terms. The Amended Jaksch Agreement provides for a base salary of $225,000 (subject to an increase of $50,000 in the event the Company’s common stock is listed on a stock exchange), and provides for an annual cash bonus (based on performance targets) of up to 40% of his base salary, and two option grants of 800,000 shares of Common Stock in aggregate. The option grants were awarded on May 20, 2010.

The severance terms of the Amended Jaksch Agreement provide that in the event Mr. Jaksch’s employment with the Company is terminated voluntarily by Mr. Jaksch, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro rated portion of 40% of his salary (40% of his salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Jaksch leaves the Company for “Good Reason” he will also be entitled to severance equal to the Maximum Annual Bonus, and he will be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Jaksch provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Jaksch from his obligation to perform such inconsistent duties and to re-assign Mr. Jaksch to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) if, without the consent of Mr. Jaksch, Mr. Jaksch’s normal place of work is or becomes situated more than 50 linear miles from Mr. Jaksch’s personal residence as of the effective date of the Amended Jaksch Agreement, or (C) a failure by the Company to comply with any other material provision of the Amended Jaksch Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Jaksch to the Company, or if such failure is not capable of being cured in such time, a cure shall not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation equal to the lesser of the remainder of the term of the agreement, or up to 12 months paid salary.

In the event Mr. Jaksch’s employment terminates as a result of his death or disability, he, or his estate, as the case may be, will be entitled to his accrued but unpaid base salary, stock vested through the date of his termination and, notwithstanding any policy of the Company to the contrary, any annual bonus that would be due to him for the fiscal year in which termination pursuant to death or disability took place in an amount no less than the prorated portion of his Maximum Annual Bonus. At the option of the Board, Mr. Jaksch’s bonus will be either prorated or paid in full to him, or his estate, as the case may be, at the time he would have received such bonus had he remained an employee of the Company.

In the event that Mr. Jaksch is terminated by the Company for “Cause”, (as defined in the Amended Jaksch Agreement) he will only be entitled to his accrued but unpaid base salary, and any stock vested through the date of his termination.

In the event that Mr. Jaksch is terminated due to “Cessation of Business”, (as defined in the Amended Jaksch Agreement) Mr. Jaksch will be entitled to a lump sum payment of base salary and an amount equal to the Maximum Annual Bonus, and continuation of health benefits until the earlier of the last to occur of the term or renewal term of the agreement or 12 months from the date of termination.

In the event the Company terminates Mr. Jaksch’s employment “without Cause”, Mr. Jaksch will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Jaksch enters into a standard separation agreement, Mr. Jaksch will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided to other executive employees until the last to occur of the expiration of the term or renewal term then in effect or 24 months from the date of termination (the “Severance Period”), and he will receive his Maximum Annual Bonus if the Severance Period is equal to 24 months or a pro rata portion thereof if less, as well as the full vesting of any otherwise unvested stock.

Employment Agreement with William F. Spengler

On October 27, 2010, the Company entered into an Employment Agreement, which was amended on March 14, 2011, (the “Spengler Agreement”) with Mr. Spengler. The Spengler Agreement has a one-year term commencing on November 15, 2010, subject to one-year renewal terms. The Spengler Agreement provides that Mr. Spengler will receive a base salary of $220,000 and will be eligible for certain annual cash bonuses of up to 100% of his base salary (in aggregate) based upon the achievement of Company-wide and individual performance targets established by the Compensation Committee of the Company’s Board of Directors.

Mr. Spengler was also granted options to purchase a total of 2,000,000 shares of the Company’s common stock, with half of such shares to vest over a four-year vesting period and half to vest conditioned upon the achievement of performance targets established by the Compensation Committee of the Company’s Board of Directors. The Spengler Agreement also provided for the issuance of 1,000,000 shares of restricted Company common stock to be issued to Mr. Spengler at a purchase price of $0.001 per share, the stock’s par value. These restricted shares are subject to repurchase by the Company and will vest in full on November 15, 2013, subject to Mr. Spengler being continuously employed by the Company through such date and the fair market value of the Company’s common stock at any time prior to November 15, 2013 having increased by at least three times. The vesting of the stock options and restricted shares are subject to acceleration in the event of a change of control resulting in the termination of Mr. Spengler’s employment. In addition, the Spengler Employment Agreement provides for adjustments to the target price and vesting of the restricted shares, under certain circumstances, in the event of termination without “Cause” (as defined in the Spengler Agreement).

The severance terms of the Spengler Agreement provide that if Mr. Spengler is terminated by the Company for “Cause” or leaves without “Good Reason” (as defined in the Spengler Agreement), he will only be entitled to his accrued and unpaid base salary. If Mr. Spengler is terminated by the Company without “Cause” or terminates for “Good Reason” (as defined in the Spengler Agreement), Mr. Spengler is entitled to severance in the form of the continuation of his base salary for a period of two weeks for each completed year of service, or, if Mr. Spengler enters into a standard separation agreement, Mr. Spengler will receive continuation of his base salary and health benefits, together with applicable fringe benefits as provided to other executive employees, for 12 months from the date of termination.

In the event Mr. Spengler is terminated as a result of his death or disability, he will be entitled to his accrued and unpaid base salary and, notwithstanding any policy of the Company to the contrary, the prorated amount of any annual bonus that would be due to him for the fiscal year in which termination pursuant to death or disability took place. If Mr. Spengler is terminated due to a “Cessation of Business” (as defined in the Spengler Agreement), Mr. Spengler will be entitled to a lump-sum payment equal to 12 months of base salary.

Employment Agreement with Thomas C. Varvaro

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Varvaro Agreement”) with Thomas C. Varvaro. The Amended Varvaro Agreement has a three year term beginning on the date of the agreement that automatically renews unless the Amended Varvaro Agreement has been terminated in accordance with its terms. The Amended Varvaro Agreement provides for a base salary of $175,000 (subject to an increase of $50,000 in the event the Company’s common stock is listed on a stock exchange), and provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary, and provides for two option grants of 400,000 shares of Common Stock in aggregate. The option grants were awarded on May 20, 2010.

The severance terms of the Amended Varvaro Agreement provide that in the event Mr. Varvaro’s employment with us is terminated voluntarily by Mr. Varvaro he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro rated portion of 30% of his salary (30% of this salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Varvaro leaves the Company for Good Reason he will also be entitled to severance equal to the Maximum Annual Bonus, and he shall be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Varvaro provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Varvaro from his obligation to perform such inconsistent duties and to re-assign Mr. Varvaro to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) the termination of Frank Jaksch as the Company’s Chief Executive Officer either by the Company without “Cause” or by the Mr. Jaksch for “Good Reason,” and Mr. Varvaro provides written notice within 60 days of such termination, or (C) a failure by the Company to comply with any other material provision of the Amended Varvaro Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Varvaro to the Company, or if such failure is not capable of being cured in such time, a cure will not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation equal to the lesser of the remainder of his agreement or 12 months paid salary.

In the event Mr. Varvaro is terminated as a result of his death or disability he will be entitled to his accrued but unpaid base salary, stock vested through the date of his termination and, notwithstanding any policy of the Company to the contrary, any annual bonus that would be due to him for the fiscal year in which termination pursuant to death or disability took place in an amount no less than the prorated portion of his Maximum Annual Bonus. Mr. Varvaro’s bonus will be either prorated or paid in full to him, or his estate, as the case may be, at the time he would have received such bonus had he remained an employee of the Company.

In the event that Mr. Varvaro is terminated by the Company for “Cause” (as defined in the Amended Varvaro Agreement), he will only be entitled to his accrued but unpaid base salary, and any stock vested through the date of his termination.

In the event that Mr. Varvaro is terminated due to a “Cessation of Business” (as defined in the Amended Varvaro Agreement), Mr. Varvaro will be entitled to a lump sum payment of base salary and an amount equal to the Maximum Annual Bonus, and continuation of health benefits until the last to occur of the term or renewal term of the agreement or 12 months from the date of termination.

In the event the Company terminates Mr. Varvaro’s employment “without Cause,” Mr. Varvaro will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Varvaro enters into a standard separation agreement, Mr. Varvaro will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided to other executive employees until the last to occur of the expiration of the term or renewal term then in effect or 24 months from the date of termination (the “Severance Period”), will receive his Maximum Annual Bonus if the Severance Period is equal to 24 months or a pro rata portion thereof if less, as well as the full vesting of any otherwise unvested stock.

2010 DIRECTOR COMPENSATION

Non-employee board of directors’ members currently receive an annual grant of options to buy our common stock upon reelection by the stockholders. These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number of options granted and the vesting schedule are determined by the Compensation Committee of the Board of Directors. The vesting schedule of the options awarded for the fiscal year ended January 1, 2011 is as follows: 8.333% of the options vest monthly.

The following table provides information concerning compensation of our directors who were directors for the fiscal year ended January 1, 2011. The compensation reported is for services as directors for the fiscal year ended January 1, 2011.

Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Block(2)	—	—	$150,898	—	—	—	$150,898
Michael H. Brauser(3)	—	—	$30,584	—	—	—	$30,584
Reid Dabney(4)	—	—	$130,162	—	—	—	$130,162
Hugh Dunkerley(5)	—	—	$153,509	—	—	—	$153,509
Mark S. Germain(6)	—	—	$295,250	—	—	—	$295,250
Glenn L. Halpryn(7)	—	—	$37,381	—	—	—	$37,381
Frank L. Jaksch Jr.(8)	—	—	—	—	—	—	—
Kevin M. Jaksch(9)			$226,247				$226,247
Thomas C. Varvaro(10)	—	—	—	—	—	—	—

(1)	The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 1, 2011. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.
(2)	Stephen Block held an aggregate of 450,000 option awards as of January 1, 2011.
(3)	Michael H. Brauser held an aggregate of 67,500 option awards as of January 1, 2011. Mr. Brauser resigned from the Board on March 2, 2011.
(4)	Reid Dabney held an aggregate of 390,200 option awards as of January 1, 2011.
(5)	Hugh Dunkerley held an aggregate of 544,800 option awards as of January 1, 2011.
(6)	Mark S. Germain held an aggregate of 941,700 option awards as of January 1, 2011.
(7)	Glenn L. Halpryn held an aggregate of 82,500 option awards as of January 1, 2011. Glenn Halpryn was appointed to the Board on May 20, 2010 in connection with the 2010 Private Placement.
(8)	Frank L. Jaksch Jr. held an aggregate of 4,425,000 option awards as of January 1, 2011.
(9)	Kevin M. Jaksch held an aggregate of 747,300 option awards as of January 1, 2011. Mr. Jaksch served on the board until May 20, 2010, when he resigned in connection with the 2010 Private Placement. Mr. Jaksch is the brother of Frank L. Jaksch Jr.
(10)	Thomas C. Varvaro held an aggregate of 2,378,500 option awards as of January 1, 2011. Mr. Varvaro served on the board until May 20, 2010, when he resigned in connection with the 2010 Private Placement.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth certain information regarding stock options and restricted stock granted to our named executive officers outstanding as of January 1, 2011.

Outstanding Stock Options at 2010 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	240,000	60,000	(1)	—		1.50	12/1/2016
	466,667	233,333	(2)	—		1.50	4/21/2018
	100,000	50,000	(3)	—		1.50	4/21/2018
	39,583	60,417	(4)	—		0.50	5/13/2019
	—	1,537,500	(5)	—		1.70	5/20/2015
	—	1,537,500	(6)	—		1.70	5/20/2015
	—	100,000	(7)	—		1.70	5/20/2020
William F. Spengler	—	1,000,000	(8)	—		1.65	11/15/2020
	—	—		1,000,000	(9)	1.65	11/15/2020
Thomas C. Varvaro	240,000	—		—		1.00	1/19/2014
	10,000	—		—		1.00	1/19/2014
	200,000	50,000	(10)	—		1.50	12/1/2016
	66,667	33,333	(11)	—		1.50	4/21/2018
	29,688	45,312	(12)	—		0.50	5/13/2019
	—	814,250	(13)	—		1.545	5/20/2020
	—	814,250	(14)	—		1.545	5/20/2020
	—	75,000	(15)	—		1.545	5/20/2020

(1)	60,000 of Mr. Jaksch’s options vest on December 1, 2011.
(2)	14,583 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.
(3)	3,125 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.
(4)	2,083 of Mr. Jaksch’s options vest on the 13th of every month through May 13, 2013.
(5)	512,500 of Mr. Jaksch’s options vest on May 20, 2011, and 42,708 options vest on the 20th of every month thereafter through May 20, 2013.
(6)

512,500 of Mr. Jaksch’s options vest on May 20, 2011, and 42,708 options vest on the 20th of every month thereafter through May 20, 2013. However, in addition, the exercisability of these options is subject to the following restrictions related to the exercises of “Warrant Shares” issued in the 2010 Private Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised..

(7)	25,000 of Mr. Jaksch’s options vest on May 20, 2011, and 2,083 options vest on 20th of every month thereafter through May 20, 2014.
(8)	250,000 of Mr. Spengler’s options vest on November 15, 2011 and 20,833 options vest on the last day of every month thereafter through November 30, 2014.
(9)	Mr. Spengler’s options shall vest based on the achievement of certain milestones established by the Company’s Compensation Committee as provided in Mr. Spengler’s Employment Agreement. See the “Employment Agreement with William F. Spengler” above in this section of the Form 10-K.
(10)	50,000 of Mr. Varvaro’s options vest on December 1, 2011.
(11)	2,083 of Mr. Varvaro’s options vest on the 21st of every month through April 21, 2012.
(12)	1,563 of Mr. Varvaro’s options vest on the 13th of every month through May 13, 2013.
(13)	271,417 of Mr. Varvaro’s options vest on May 20, 2011, and 22,618 options vest on the 20th of every month thereafter through May 20, 2013.

(14)

271,417 of Mr. Varvaro’s options vest on May 20, 2011, and 22,618 options vest on the 20th of every month thereafter through May 20, 2013. However, in addition, the exercisability of these options is subject to the following restrictions related to the exercises of “Warrant Shares” issued in the 2010 Private Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised.

(15)	18,750 of Mr. Varvaro’s options vest on May 20, 2011, and 1,563 options vest on 20th of every month thereafter through May 20, 2014.

Outstanding Restricted Stock at 2010 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
William F. Spengler	—	—	1,000,000	(2)	$1,360,000

(1)	The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on January 1, 2011.
(2)	On November 17, 2010, William F. Spengler purchased 1,000,000 restricted shares of ChromaDex common stock at a price of the par value, or $0.001 per share. The restricted shares will vest in full on November 15, 2013, provided that Mr. Spengler is continuously employed by the Company and the fair market value of the Company’s common stock at any time prior to November 15, 2013 has increased by at least three times.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 3, 2011, there were approximately 63,404,471 shares of our common stock outstanding. In addition, at March 3, 2011, (i) there were options representing rights to purchase up to approximately 14,946,225 shares of ChromaDex common stock at a weighted average exercise price of $1.51 per share, (ii) warrants representing rights to purchase up to approximately 19,074,990 shares of ChromaDex common stock at an exercise price of $0.21 per share issued as part of the 2010 Private Placement, and (iii) warrants representing rights to purchase up to approximately 1,718,350 shares of ChromaDex common stock at a weighted average exercise price of $3.00 per share issued prior to the 2010 Private Placement. The following table sets forth certain information regarding our common stock, beneficially owned as of March 3, 2011, by each person known to us to beneficially own more than 5% of our common stock, each named executive officer, each director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after March 3, 2011 and restricted stock over which the holder has voting and investment power are included as beneficially owned by the holder. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Aggregate Percentage Ownership
Dr. Phillip Frost (3)	14,325,004		20.42%
Michael H. Brauser (4)	7,364,727		10.97%
Black Sheep, FLP (5)	6,225,155		9.82%
Barry Honig (6)	6,016,526		9.49%
John Liviakis	4,071,714		6.21%
Alan S. Honig (7)	3,392,854		5.35%
Directors
Stephen Block (8)	170,500		*
Reid Dabney (9)	143,208		*
Hugh Dunkerley (10)	236,125		*
Mark S. Germain (11)	281,750		*
Glenn L. Halpryn (12)	1,147,053		1.79%
Frank L. Jaksch Jr. (13)	8,584,572		13.34%
Named Executive officers
Frank L. Jaksch Jr., Chief Executive Officer	(See above	)
Thomas C. Varvaro, Chief Financial Officer (14)	560,938		*
William Spengler (15)	1,000,000		1.58%
All directors and executive officers as a group (6 Directors plus President and Chief Financial Officer) (16)	12,124,146		18.28%

*	Represents less than 1%.
(1)	Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; Michael Brauser, 595 South Federal Highway, Suite 600, Boca Raton, FL 33432; Black Sheep, FLP and Frank Louis Jaksch Jr., 8 Garzoni Aisle, Irvine, CA 92606; Barry Honig, 595 South Federal Highway, Suite 600, Boca Raton, FL 33432; Margie Chassman, 445 West 23rd Street, Apt. 16E, New York, NY 10011; John Liviakis, 655 Redwood Highway, Suite 395, Mill Valley, CA 94945; and Alan S. Honig, 1501 Broadway, Apt. 1313, New York, NY 10036.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and dispositive power. Shares of Common Stock issuable upon the conversion of stock options or the exercise of warrants within the next 60 days are deemed to be converted and beneficially owned by the individual or group identified in the Aggregate Percentage Ownership column.
(3)	Held by Frost Gamma Investments Trust, of which Dr. Phillip Frost has voting and investment power, as the trustee. Dr. Frost is a shareholder and chairman of the board of Ladenburg Thalmann Financial Services, Inc. (NYSE:LTS), parent company of Ladenburg Thalmann & Co., Triad Advisors, Inc. and Investacorp Inc., each registered broker-dealers. Includes 6,750,002 immediately exercisable warrant shares.
(4)	Direct ownership through (i) Michael & Betsy Brauser TBE of 1,795,714 shares of common stock and 1,785,714 immediately exercisable warrant shares; and (ii) Betsy Brauser Third Amended Trust Agreement (beneficially owned by the spouse and disclaimed by Michael Brauser) of 357,142 shares of common stock and 357,142 immediately exercisable warrant shares. Indirect ownership through (i) Grander Holdings, Inc. 401K profit Sharing Plan (of which, Michael Brauser is a trustee) of 314,285 shares of common stock and 314,285 immediately exercisable warrant shares; (ii) Brauser 2010 GRAT (of which Michael Brauser is a trustee) of 342,857 shares of common stock and 342,857 immediately exercisable warrant shares; and (iii) BMB Holdings, LLLP (of which, Michael Brauser is the Manager of its General Partner) of 846,428 shares of common stock and 846,428 immediately exercisable warrant shares. Includes 61,875 stock options exercisable within 60 days. Mr. Brauser is a former director of the Company who resigned on March 2, 2011
(5)	Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.
(6)	Includes 2,857,142 shares of common stock owned directly by Barry Honig and a further 3,159,384 shares of common stock owned by GRQ Consultants Inc Roth 401K FBO Renee Honig, for which Mr. Honig’s spouse holds voting and investment power.
(7)	Includes 1,071,428 shares of common stock owned by Harrison Honig UTMA for which Alan Honig acts as custodian; 1,071,428 shares of common stock owned by Jacob Honig UTMA for which Alan Honig acts as custodian; 535,714 shares of common stock owned by Cameron Honig UTMA for which Alan Honig acts as custodian; and 714,284 shares of common owned by Ryan Honig UTMA for which Alan Honig acts as custodian.
(8)	Includes 170,500 stock options exercisable within 60 days.
(9)	Includes 143,208 stock options exercisable within 60 days.
(10)	Includes 236,125 stock options exercisable within 60 days.
(11)	Includes 281,750 stock options exercisable within 60 days. Does not include 2,053,995 shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.
(12)	Indirect ownership through IVC Investors, LLLP (in which Glenn Halpryn has an interest) of 535,714 shares of common stock and 535,714 immediately exercisable warrant shares. Glenn Halpryn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Includes 75,625 stock options exercisable within 60 days.
(13)	Includes 1,429,000 shares owned by the Jaksch Family Trust, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 925,417 stock options exercisable within 60 days.
(14)	Includes 560,938 stock options exercisable within 60 days.
(15)	On November 17, 2010, William F. Spengler purchased 1,000,000 restricted shares of ChromaDex common stock at a price of the par value, or $0.001 per share. The restricted shares will vest in full on November 15, 2013, provided that Mr. Spengler is continuously employed by the Company and the fair market value of the Company’s common stock at any time prior to November 15, 2013 has increased by at least three times.
(16)	Includes 535,714 immediately exercisable warrant shares and 2,393,563 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about the equity compensation plans of ChromaDex as of January 1, 2011:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	15,023,431	$1.51	1,737,880 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	15,023,431	$1.51	1,737,880 (1)

(1)	Pursuant to the Company’s Second Amended and Restated 2007 Equity Incentive Plan, the Company is authorized to issue shares under this plan that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended January 1, 2011, the Company paid unpaid compensation from prior years to Frank L. Jaksch, Jr. and Mark Germain in the amount of $1,178,206. The amounts owed were non-interest bearing.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that each of Stephen Block, Reid Dabney, Hugh Dunkerley, Mark Germain, and Glenn L. Halpryn has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the aforementioned independence standards because he is the Chief Executive Officer of our Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

During each of the two fiscal years ending January 1, 2011 and January 2, 2010, McGladrey & Pullen was the Company’s independent registered public accounting firm. For each of these years, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:

Description	2010	2009
Audit Fees (1)	$123,000	$119,000
Audit-Related Fees (2)	$20,000	$—
Tax Fees (3)	$14,400	$22,000
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.
(3)	Tax fees consist of fees for tax compliance matters.

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

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

List of Exhibits

Reference is made to the Exhibit Index immediately preceding such Exhibits of this Form 10-K.

Item 16.	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March 2011.

CHROMADEX CORPORATION

By:	/s/ FRANK L. JAKSCH, JR.
Frank L. Jaksch, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH, JR. Frank L. Jaksch, Jr.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ THOMAS C. VARVARO Thomas C. Varvaro	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2011

/s/ STEPHEN BLOCK Stephen Block	Director	March 16, 2011

/s/ REID DABNEY Reid Dabney	Director	March 16, 2011

/s/ GLENN L. HALPRYN Glenn L. Halpryn	Director	March 16, 2011

/s/ HUGH DUNKERLEY Hugh Dunkerley	Director	March 16, 2011

/s/ MARK GERMAIN Mark Germain	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2	Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1	Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2	Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3	Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5	Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

4.6	Form of Warrant under the Subscription Agreement, dated as of April 22, 2010 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.1	ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5	Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6	Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7	Employment Agreement dated as of October 27, 2010, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8	Amendment to Employment Agreement dated as of March 14, 2011, between ChromaDex, Inc. and William F. Spengler+❖

10.9	Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.10	Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.11	Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.13	Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.14	Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15	Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16	License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17	Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.18	Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.19	Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.20	Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.21	Subscription Agreement, dated April 22, 2010, between ChromaDex Corporation and the subscribers listed on the signature pages thereto (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.22	License Agreement, dated March 25, 2010 between the University of Mississippi and Chromadex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm❖

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖

❖	Filed herewith.
(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.