Form 10-Q
period 2011-04-02
ChromaDex Corp.
filed 2011-05-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

Commission File Number: 000-53290

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949)-419-0288

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
Yes  ☐ No  ☒

    Number of shares of common stock of the registrant: 64,375,939 outstanding as of May 12, 2011.

CHROMADEX CORPORATION
2011 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)
April 2, 2011 and January 1, 2011

Assets	April 2, 2011	January 1, 2011

Current Assets
Cash	$2,895,777	$2,226,459
Trade receivables, net	1,238,250	1,001,563
Inventories	1,306,290	1,423,035
Prepaid expenses and other assets	200,919	243,967
Total current assets	5,641,236	4,895,024
Leasehold Improvements and Equipment, net	1,279,839	1,303,108
Deposits and Other Noncurrent Assets
Deposits	31,415	31,415
Intangible assets, net	259,488	277,855
	290,903	309,270
	$7,211,978	$6,507,402
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$980,643	$514,598
Accrued expenses	468,285	371,020
Current maturities of capital lease obligations	76,460	78,577
Customer deposits and other	194,284	112,427
Deferred rent, current	58,246	62,664
Total current liabilities	1,777,918	1,139,286
Capital lease obligations, less current maturities	181,562	198,071
Deferred rent, less current	236,294	233,822
Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and
outstanding April 2, 2011 63,190,183 shares; January 1, 2011 60,875,325 shares	63,190	60,875
Additional paid-in capital	16,268,601	15,034,550
Accumulated deficit	(11,315,587)	(10,159,202)
	5,016,204	4,936,223
	$7,211,978	$6,507,402
See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods ended
	Three Months Ended
	April 2, 2011	April 3, 2010
Sales	$2,539,245	$1,937,592
Cost of sales	1,518,850	1,119,619
Gross profit	1,020,395	817,973
Operating expenses:
Sales and marketing	445,507	224,619
General and administrative	1,722,834	554,033
	2,168,341	778,652
Operating (loss) income	(1,147,946)	39,321
Nonoperating (income) expenses:
Interest expense	8,873	5,699
Interest income	(434)	(120)
	8,439	5,579
Net (loss) income	$(1,156,385)	$33,742
Basic and Diluted (loss) income per common share	$(0.02)	$0.00
Basic and Diluted average common shares outstanding	62,944,298	28,838,216

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Three months ended April 2, 2011

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2011	60,875,325	60,875	15,034,550	(10,159,202)	4,936,223
Share-based compensation	-	-	737,019	-	737,019
Exercise of stock options	29,149	29	19,319	-	19,348
Exercise of warrants	2,285,709	2,286	477,713	-	479,999
Net loss	-	-	-	(1,156,385)	(1,156,385)
Balance, April 2, 2011	63,190,183	63,190	16,268,601	(11,315,587)	5,016,204

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods ended
	Three Months Ended
	April 2, 2011	April 3, 2010

Cash Flows from Operating Activities
Net (loss) income	$(1,156,385)	$33,742
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	81,962	74,633
Amortization of intangibles	18,367	17,889
Share-based compensation expense	737,019	51,599
Changes in operating assets and liabilities:
Trade receivables	(236,687)	(270,589)
Inventories	116,745	(64,819)
Prepaid expenses and other assets	43,048	(60,368)
Accounts payable	466,045	330,295
Accrued expenses	97,265	70,097
Customer deposits and other	81,857	(16,531)
Deferred rent	(1,946)	(1,891)
Net cash provided by operating activities	247,290	164,057
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(58,693)	(56,277)
Purchase of intangible assets	-	(30,000)
Net cash (used in) investing activities	(58,693)	(86,277)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	19,348	-
Proceeds from exercise of warrants	479,999	-
Principal payments on capital leases	(18,626)	(10,483)
Net cash provided by (used in) financing activities	480,721	(10,483)
Net increase in cash	669,318	67,297
Cash:
Beginning	2,226,459	471,378
Ending	2,895,777	$538,675
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$8,873	$5,699
Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$-	$264,958

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of our financial position as of April 2, 2011 and results of operations and cash flows for the three months ended April 2, 2011 and April 3, 2010. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 1, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2011. Operating results for the three months ended April 2, 2011 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company's fiscal year ends on the Saturday closest to December 31, and the Company’s normal fiscal quarters end on the Saturday 13 weeks after the last fiscal year end or fiscal quarter end.  Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date.  The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   Below is a tabulation of the potentially dilutive securities for the periods ended April 2, 2011 and April 3, 2010.

	Three Months Ending
	April 2, 2011	April 3, 2010
Basic average common shares outstanding	62,944,298	28,838,216
Warrants and options in the money, net	17,216,311	-
Warrants and options not in the money, net	6,958,350	6,195,166
Weighted average common shares outstanding assuming dilution	87,118,959	35,033,382

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	April 2, 2011	January 1, 2011
Laboratory equipment	$2,336,954	$2,336,954
Leasehold improvements	385,610	372,943
Computer equipment	261,249	248,374
Furniture and fixtures	18,313	18,313
Office equipment	7,877	3,445
Construction in progress	115,013	86,294
	3,125,016	3,066,323
Less accumulated depreciation	1,845,177	1,763,215
	$1,279,839	$1,303,108

Note 4. Employee Equity Incentive Plan

Stock Option Plans

At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 1,478,808 at April 2, 2011. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the three months ended April 2, 2011.

Three Months Ended April 2, 2011	2011
Volatility	31.19%
Expected dividends	0.00%
Expected term	6.1 years
Risk-free rate	2.44%

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

The following table summarizes non-performance based stock option activity at April 2, 2011 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	12,926,131	$1.52
Options Granted	165,000	1.72
Options Exercised	(29,149)	0.66
Options Forfeited	(48,057)	1.42
Outstanding at April 2, 2011	13,013,925	$1.53	7.31	$1,315,427
Exercisable at April 2, 2011	2,827,939	$1.35	6.63	$695,846

       The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the three months ended April 2, 2011.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company.  If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at April 2, 2011 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,000,000	$1.65
Options Granted	100,000	1.59
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at April 2, 2011	1,100,000	$1.64	9.64	$1,500
Exercisable at April 2, 2011	-	$-	-	$-

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the three months ended April 2, 2011.

As of April 2, 2011, there was $3,416,292 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 2.04 years as of April 2, 2011.  The weighted average fair value of options granted during the three months ended April 2, 2011 was $0.56.  The realized tax benefit from stock options for the three months ended April 2, 2011 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the three months ended April 2, 2011 was $97,655.

Restricted Stock

Restricted stock awards granted by the Company generally have two vesting conditions, a service condition for continuous employment and a stock market condition tied to the Company’s stock price.

The following table summarizes restricted stock activity at April 2, 2011 and changes during the three months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	1,000,000	$1.27
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at April 2, 2011	1,000,000	$1.27
Expected to Vest as of April 2, 2011	1,000,000	$1.27

As of April 2, 2011, there was $1,110,466 of total unrecognized compensation expense related to restricted stock granted under the plans.  That cost is expected to be recognized over a period of 2.62 years as of April 2, 2011.

For the employee equity incentive plan, the Company recognized share-based compensation expense of $659,047 in general and administrative expenses in the statement of operations for the three months ended April 2, 2011.  The Company recognized $50,053 in share-based compensation expense for the comparable period in 2010.

Note 5. Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees at April 2, 2011 and changes during the three months ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,097,300	$1.23
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at April 2, 2011	1,097,300	$1.23	7.01	$406,627
Exercisable at April 2, 2011	471,854	$0.87	4.48	$343,560

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the three months ended April 2, 2011.

As of April 2, 2011, there was $195,780 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 1.19 years as of April 2, 2011.  The fair value of the options that vested during the three months ended April 2, 2011 was $10,170.

For stock options granted to non-employees, the Company recognized share-based compensation expense of $77,972 in general and administrative expenses in the statement of operations for the three months ended April 2, 2011. The Company recognized $1,546 in share-based compensation expense for the comparable period in 2010.

Note 6. Warrants

At April 2, 2011, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At April 2, 2011	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	2.05
2010 Private Placement Equity Offering	$0.21	18,289,278	2.14
	$0.45	20,007,628	2.13

Note 7. Management’s Plans for Continuing Operations

           The Company has incurred a net loss of $1,156,385 for the three month period ended April 2, 2011, and earned a net profit of $33,742 for the three month period ended April 3, 2010.  The loss for the three month period ended April 2, 2011 is largely due to an increase in share-based compensation expenses.  Our share-based compensation expense increased to $737,019 for the three month period ended April 2, 2011 from $51,599 for the three month period ended April 3, 2010.  This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the 2010 Private Placement.  The Company will continue to incur significant share-based compensation expenses over the next two years.  In addition, management has invested heavily in additional personnel and selling expenses over the past two years to implement its business plan.  This has resulted in higher direct labor, indirect overhead, selling and advertising expenses versus prior years.

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

Management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations until December 2011.  In addition, as of April 2, 2011, the Company had 18,289,278 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $3,840,748.   There is no guarantee that the subscribers will exercise any of the outstanding warrants for cash and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.  If the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.  If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December 2011.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2011 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are  not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, factors and other risks are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We believe that our current cash, cash equivalents and cash generated from operations, will be sufficient to meet our projected operating plans through December 2011. We may, however, seek additional capital prior to the end of December 2011 both to meet our projected operating plans after December 2011 and to fund our longer term strategic objectives.  To the extent we are unable to raise additional cash or generate sufficient net income prior to December 2011 to meet our projected operating plans, we will revise our projected operating plans accordingly.  Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration, we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to look for third-party vendors to provide these services. These vendors may not be available, or may charge fees that prevent us from pricing competitively within our markets.

In June 2010, the FDA began to regulate the dietary supplement market and to hold accountable all dietary supplement manufacturers under new Good Manufacturing Practices (“GMPs”).  GMPs require quality testing to be done on dietary supplement products throughout the manufacturing process, rather than only on finished products.  The FDA has begun enforcing these regulations by issuing warning letters to companies who are in violation of GMPs.  However, we do not know to what extent the FDA will further enforce these regulations and how these regulations will be interpreted upon enforcement.  The outcome of these uncertainties may have a material adverse effect on our results of operations because a lack of further or more stringent enforcement or an interpretation of these regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

Results of Operations

We generated net sales of $2,539,245 for the three month period ended April 2, 2011 as compared to $1,937,592 for the three month period ended April 3, 2010. We incurred a net loss of $1,156,385 for the three month period ended April 3, 2011 and earned a net profit of $33,742 for the three month period ended April 3, 2010. This equated to a $0.02 loss per basic and diluted share for the three month period ended April 2, 2011 versus $0.00 of income per basic and diluted share for the three month period ended April 3, 2010.

Over the next nine months, we plan to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities. We also intend to increase our research and development effort, and related expense, focusing on our new bulk dietary supplement grade and food grade raw material line and to increase marketing and sales related expenses for these products.

Net Sales

Net sales consist of gross sales less returns and discounts. Net sales increased by 31% to $2,539,245 for the three month period ended April 2, 2011 as compared to $1,937,592 for the three month period ended April 3, 2010.  This increase was due to increased demand for our existing products and services and the increased sales of bulk dietary supplement grade and food grade raw materials.

Costs of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended April 2, 2011 was $1,518,850 versus $1,119,619 for the three month period ended April 3, 2010. As a percentage of net sales, this represented a 2% increase for the three month period ended April 2, 2011 compared to the three month period ended April 3, 2010.  This slight percentage increase in cost of sales is due to an increase in sales of high volume products, primarily consisting of bulk dietary supplement grade and food grade raw materials. These high volume products have significantly higher raw material costs associated with them.  The Company expects to see a significant increase in the sales of these high volume products over the next twelve months.  Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 25% to $1,020,395 for the three month period ended April 2, 2011 from $817,973 for the three month period ended April 3, 2010.  The increased sales primarily contributed to this increase in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three month period ended April 2, 2011 was $445,507 as compared to $224,619 for the three month period ended April 3, 2010. This increase was largely due to our increased sales and marketing efforts for our new bulk dietary supplement grade and food grade raw material line.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three month period ended April 2, 2011 was $1,722,834 as compared to $554,033 for the three month period ended April 3, 2010. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased to $737,019 for the three month period ended April 2, 2011 from $51,599 for the three month period ended April 3, 2010.  This large increase in share-based compensation expense was largely due to the stock options that were granted following consummation of the subscription agreement with certain subscribers entered into in April 2010, (the “2010 Private Placement”).  The Company will continue to incur significant share-based compensation expenses over the next two years, as the expenses for these post-closing grants are recognized on a straight-line method over the expected vesting periods. Another factor that contributed to the increase in general and administrative expenses during the three months ended April 2, 2011 was the expenses resulting from adoption of a formal investor relations program for the purpose of increasing market and shareholder awareness. In addition, the Company incurred certain legal, research, and development expenses related to our new line of bulk dietary supplement grade and food grade raw material.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three month period ended April 2, 2011 was $8,873 as compared to $5,699 for the three month period ended April 3, 2010.

Non-operating Expenses- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three month period ended April 2, 2011 was $434 as compared to $120 for the three month period ended April 3, 2010.

Depreciation and Amortization

For the three month period ended April 2, 2011, we recorded approximately $81,962 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the three month period ended April 2, 2011, we recorded an amortization for intangible assets of approximately $18,367.

Liquidity and Capital Resources

From inception and through April 2, 2011, we have incurred aggregate losses of approximately $11.3 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions from the issuance of common stock and exercise of warrants.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us.  While we believe that our current levels of capital will be sufficient to meet our projected operating plans through December 2011, we may seek additional capital prior to December 2011 both to meet our projected operating plans after December 2011 and to fund our longer term strategic objectives.  To the extent we are unable to raise additional cash or generate net income to meet our projected operating plans prior to December 2011, we will revise our projected operating plans accordingly.

As of April 2, 2011, the Company had 18,289,278 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $3,840,748.  There is no guarantee that the subscribers will exercise any of the outstanding warrants for cash and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended April 2, 2011 was $247,000 as compared to $164,000 for the three months ended April 3, 2010.  The increase in net cash provided by operating activities largely reflects the increase in cash provided by changes in operating assets and liabilities, partially offset by the net loss adjusted for non-cash items.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $59,000 for the three months ended April 2, 2011, compared to $86,000 for the three months ended April 3, 2010. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $481,000 for the three months ended April 2, 2011, compared to $10,000 used in financing activities for the three months ended April 3, 2010. Net cash provided by financing activities for the three months ended April 2, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 Private Placement.

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

Off-Balance Sheet Arrangements

During the three months ended April 2, 2011, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.                      Description of Exhibits

10.1
Amendment to Employment Agreement dated as of March 14, 2011, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011)+

31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

+  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
(Registrant)

Date: May 12, 2011	/s/ THOMAS C. VARVARO
Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer