Form 10-Q
period 2011-07-02
ChromaDex Corp.
filed 2011-08-11
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant: 67,618,566 outstanding as of August 11, 2011.

CHROMADEX CORPORATION
2011 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
July 2, 2011 and January 1, 2011

Assets	July 2, 2011	January 1, 2011

Current Assets
Cash	$2,044,848	$2,226,459
Trade receivables, net	841,879	1,001,563
Inventories	1,974,530	1,423,035
Prepaid expenses and other assets	673,317	243,967
Total current assets	5,534,574	4,895,024

Leasehold Improvements and Equipment, net	1,240,184	1,303,108

Deposits and Other Noncurrent Assets
Deposits	31,415	31,415
Intangible assets, net	256,005	277,855
Total deposits and other noncurrent assets	287,420	309,270

Total assets	$7,062,178	$6,507,402

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,357,006	$514,598
Accrued expenses	544,134	371,020
Current maturities of capital lease obligations	73,835	78,577
Customer deposits and other	159,267	112,427
Deferred rent, current	59,076	62,664
Total current liabilities	2,193,318	1,139,286

Capital lease obligations, less current maturities	164,899	198,071
Deferred rent, less current	226,573	233,822
Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding July 2, 2011 65,718,566 shares; January 1, 2011 60,875,325 shares	65,718	60,875
Additional paid-in capital	17,569,826	15,034,550
Accumulated deficit	(13,158,156)	(10,159,202)
Total stockholders' equity	4,477,388	4,936,223

Total liabilities and stockholders' equity	$7,062,178	$6,507,402

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended July 2, 2011 and July 3, 2010

	July 2, 2011	July 3, 2010

Sales	$1,937,976	$2,033,861
Cost of sales	1,357,058	1,258,172
Gross profit	580,918	775,689

Operating expenses:
Sales and marketing	565,975	228,351
General and administrative	1,849,733	840,538
Operating expenses	2,415,708	1,068,889

Operating loss	(1,834,790)	(293,200)

Nonoperating income (expenses):
Interest income	430	397
Interest expense	(8,209)	(10,726)
Nonoperating loss	(7,779)	(10,329)

Net loss	$(1,842,569)	$(303,529)

Basic and Diluted loss per common share	$(0.03)	$(0.01)

Basic and Diluted average common shares outstanding	65,001,979	43,623,403

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended July 2, 2011 and July 3, 2010

	July 2, 2011	July 3, 2010

Sales	$4,477,221	$3,971,453
Cost of sales	2,875,907	2,377,791
Gross profit	1,601,314	1,593,662

Operating expenses:
Sales and marketing	1,011,482	452,970
General and administrative	3,572,568	1,394,571
Operating expenses	4,584,050	1,847,541

Operating loss	(2,982,736)	(253,879)

Nonoperating income (expenses):
Interest income	864	517
Interest expense	(17,082)	(16,425)
Nonoperating loss	(16,218)	(15,908)

Net loss	$(2,998,954)	$(269,787)

Basic and Diluted loss per common share	$(0.05)	$(0.01)

Basic and Diluted average common shares outstanding	63,973,139	36,230,810

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six Months Ended July 2, 2011

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2011	60,875,325	$60,875	$15,034,550	$(10,159,202)	$4,936,223

Share-based compensation	-	-	737,019	-	737,019

Exercise of stock options	29,149	29	19,319	-	19,348

Exercise of warrants	2,285,709	2,286	477,713	-	479,999

Net loss	-	-	-	(1,156,385)	(1,156,385)

Balance, April 2, 2011	63,190,183	63,190	16,268,601	(11,315,587)	5,016,204

Share-based compensation	-	-	768,704	-	768,704

Exercise of stock options	14,099	14	7,036	-	7,050

Exercise of warrants	2,514,284	2,514	525,485	-	527,999

Net loss	-	-	-	(1,842,569)	(1,842,569)

Balance, July 2, 2011	65,718,566	$65,718	$17,569,826	$(13,158,156)	$4,477,388

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended July 2, 2011 and July 3, 2010

	July 2, 2011	July 3, 2010

Cash Flows From Operating Activities
Net loss	$(2,998,954)	$(269,787)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	165,878	151,920
Amortization of intangibles	36,850	36,471
Share-based compensation expense	1,505,723	282,457
Changes in operating assets and liabilities:
Trade receivables	159,684	(347,682)
Inventories	(551,495)	(241,897)
Prepaid expenses and other assets	(429,350)	(135,733)
Accounts payable	842,408	238,632
Accrued expenses	173,114	56,052
Customer deposits and other	46,840	(55,063)
Deferred rent	(10,837)	(7,972)
Due to officers	-	(1,178,206)
Net cash (used in) operating activities	(1,060,139)	(1,470,808)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(102,954)	(79,448)
Purchase of intangible assets	(15,000)	(30,000)
Net cash (used in) investing activities	(117,954)	(109,448)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	3,486,626
Proceeds from exercise of stock options	26,398	-
Proceeds from exercise of warrants	1,007,998	1,031,249
Principal payments on capital leases	(37,914)	(27,253)
Net cash provided by financing activities	996,482	4,490,622

Net increase (decrease) in cash	(181,611)	2,910,366

Cash Beginning of Period	2,226,459	471,378

Cash Ending of Period	$2,044,848	$3,381,744

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$17,082	$16,425

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$-	$264,958

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of July 2, 2011 and results of operations and cash flows for the three and six months ended July 2, 2011 and July 3, 2010. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 1, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2011. Operating results for the six months ended July 2, 2011 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business:  The Company is a natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, cosmetic and pharmaceutical industries. The Company supplies ingredients,  phytochemical reference standards, and related phytochemical products and services. The Company provides these products and services at various terms with payment terms of primarily net 30 days.

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

Earnings per share:  Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended July 2, 2011 and July 3, 2010.

Note 2: Earnings Per Share
	Three Months Ending		Six Months Ending
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic average common shares outstanding	65,001,979	43,623,403	63,973,139	36,230,810
Warrants and options in the money, net	14,532,466	18,967,838	15,183,686	17,250,610
Weighted average common shares outstanding assuming dilution	79,534,445	62,591,241	79,156,825	53,481,420

       Total warrants and options that were not “in the money” at July 2, 2011 and July 3, 2010 were 1,778,350 and 13,654,630, respectively.

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	July 2, 2011	January 1, 2011

Laboratory equipment	$2,351,576	$2,336,954
Leasehold improvements	390,628	372,943
Computer equipment	299,501	248,374
Furniture and fixtures	18,313	18,313
Office equipment	7,877	3,445
Construction in progress	100,057	86,294
	3,167,952	3,066,323
Less accumulated depreciation	1,927,768	1,763,215
	$1,240,184	$1,303,108

Note 4. Employee Equity Incentive Plan

Stock Option Plans

At the discretion of management, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 912,363 at July 2, 2011. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended July 2, 2011.

Six Months Ended July 2, 2011	2011
Volatility	31.56%
Expected dividends	0.00%
Expected term	5.8 years
Risk-free rate	2.21%

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

The following table summarizes non-performance based stock option activity at July 2, 2011, and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	12,926,131	$1.52

Options Granted	1,367,177	1.57
Options Classification from Employee to Non-Employee	(67,500)	1.55
Options Exercised	(43,248)	0.61
Options Forfeited	(334,239)	1.47
Outstanding at July 2, 2011	13,848,321	$1.53	7.23	$2,613,313

Exercisable at July 2, 2011	5,754,746	$1.48	6.76	$1,399,458

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.72 on the last day of business for the period ended July 2, 2011.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company.  If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at July 2, 2011 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,000,000	$1.65

Options Granted	200,000	1.59
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at July 2, 2011	1,200,000	$1.64	9.43	$97,000

Exercisable at July 2, 2011	-	$-	-	$-

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.72 on the last day of business for the period ended July 2, 2011.

As of July 2, 2011, there was $3,425,559 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 2.02 years as of July 2, 2011.  The weighted average fair value of options granted during the six months ended July 2, 2011 was $0.53.  The realized tax benefit from stock options for the six months ended July 2, 2011 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock

Restricted stock awards granted by the Company to employees generally have two vesting conditions, a service condition for continuous employment and a stock market condition tied to the Company’s stock price.

The following table summarizes activity of restricted stock awards granted to employees at July 2, 2011 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	1,000,000	$1.27

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at July 2, 2011	1,000,000	$1.27

Expected to Vest as of July 2, 2011	1,000,000	$1.27

As of July 2, 2011, there was $1,004,983 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  That cost is expected to be recognized over a period of 2.37 years as of July 2, 2011.

For the employee equity incentive plans, the Company recognized share-based compensation expense of $1,330,078 in general and administrative expenses in the statement of operations for the six months ended July 2, 2011.  The Company recognized $274,224 in share-based compensation expense for the comparable period in 2010.

Note 5. Non-Employee Share-Based Compensation

Stock Option Plans

At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time who are not employees of the Company.  These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company and are granted on the same terms as those being issued to employees.  Stock options granted to non-employees are accounted for using the fair value approach.  The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term until earned.  The estimated fair value is expensed over the applicable service period.

The following table summarizes the activity of stock options granted to non-employees at July 2, 2011, and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,097,300	$1.23

Options Granted	-	-
Options Classification from Employee to Non-Employee	67,500	1.55
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at July 2, 2011	1,164,800	$1.25	6.88	$550,115

Exercisable at July 2, 2011	795,192	$1.14	6.09	$459,303

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.72 on the last day of business for the period ended July 2, 2011.

As of July 2, 2011, there was $209,333 of total unrecognized compensation expense related to nonvested stock option share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 0.98 year as of July 2, 2011.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to respective service agreements.  On June 23, 2011, the Company awarded 630,000 shares of restricted stock at a purchase price of $0.14 per share to certain consultants as compensation for services to the Company.  These restricted shares will fully vest on April 19, 2012, provided that no termination event defined in the related consulting agreement has occurred on or prior to such dates.  The fair value of the Company’s restricted stock awards was $919,800, which represents the market value of the Company’s common stock on the date of award less the purchase price.

The following table summarizes activity of restricted stock awards to non-employees at July 2, 2011 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	-	$-

Granted	630,000	1.46
Vested	-	-
Forfeited	-	-
Unvested shares at July 2, 2011	630,000	$1.46

Expected to Vest as of July 2, 2011	630,000	$1.46

As of July 2, 2011, there was $892,298 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 0.80 year as of July 2, 2011.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $175,646 in general and administrative expenses in the statement of operations for the six months ended July 2, 2011. The Company recognized $8,233 in share-based compensation expense for the comparable period in 2010.

Note 6. Warrants

At July 2, 2011, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At July 2, 2011	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	1.80
2010 Private Placement Equity Offering	$0.21	15,774,994	1.89
	$0.48	17,493,344	1.88

Note 7. Management’s Plans for Continuing Operations

     The Company has incurred a net loss of $2,998,954 for the six month period ended July 2, 2011, and a net loss of $269,787 for the six month period ended July 3, 2010.  The loss for the six month period ended July 2, 2011 is largely due to increased selling, general and administrative expenses related to an increase in share-based compensation expenses.  Our share-based compensation expense increased to $1,505,723 for the six month period ended July 2, 2011 from $282,457 for the six month period ended July 3, 2010.  This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the 2010 Private Placement and was also the result of the Company issuing restricted stock to certain employees and consultants.  The Company will continue to incur significant share-based compensation expenses over the next two years.  In addition, management has invested heavily in additional personnel and marketing expenses for the development and launch of new retail products containing proprietary ingredients, such as pterostilbene.

     Management has also implemented additional strategic operational structure changes, which it believes will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.  Management’s anticipation of future growth is largely related to the new line of proprietary ingredients offered by the Company and the demand for retail products containing these ingredients.  The Company has implemented a comprehensive sales and marketing plan focused on these proprietary ingredients, as well as the retail products being launched by the Company that contain these proprietary ingredients.  The Company has also expanded its marketing plan to market to the pharmaceutical and cosmetic sectors to support the Company’s reference standards, analytical services and discovery libraries product lines.

     Management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through December 2011.  In addition, as of July 2, 2011, the Company has 15,774,994 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $3,312,749.   There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.  If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December 2011.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2011 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are  not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of ChromaDex together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Overview

  ChromaDex Corporation and its subsidiaries (collectively, “ChromaDex”, or the “Company”) supplies phytochemical reference standards and reference materials, related contract services, and proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. ChromaDex has also developed and launched a line of new retail products containing proprietary ingredients. Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and “green chemistry” (environmentally safe) technologies, with an initial industry focus on the dietary supplement, cosmetic, food and beverage markets, as well as novel pharmaceuticals.  We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through the proper regulatory approval processes, arranging for reliable and cost-effective manufacturing, and ultimately either selling or licensing the product lines and intellectual property to third parties.

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

In June 2010, the FDA began to regulate the dietary supplement market and to hold accountable all dietary supplement manufacturers under new Good Manufacturing Practices (“GMPs”).  GMPs require quality testing to be done on dietary supplement products throughout the manufacturing process, rather than only on finished products.  The FDA has begun enforcing the regulations by issuing warning letters to companies who are in violation of GMPs but it is unknown to what extent the FDA will enforce the regulations and how the regulations will be interpreted upon enforcement.  The outcome of these uncertainties may have a material adverse effect on our results of operations because a lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

Results of Operations

We generated net sales of $4,477,221 for the six month period ended July 2, 2011 as compared to $3,971,453 for the six month period ended July 3, 2010. We incurred a net loss of $2,998,954 for the six month period ended July 2, 2011 and incurred a net loss of $269,787 for the six month period ended July 3, 2010. This equated to a $0.05 loss per basic and diluted share for the six month period ended July 2, 2011 versus a $0.01 loss per basic and diluted share for the six month period ended July 3, 2010. For the three month period ended July 2, 2011, we generated net sales of $1,937,976 and a net loss of $1,842,569 as compared to net sales of $2,033,861 and a net loss of $303,529 for the three month period ended July 3, 2010.  This was a $0.03 loss per basic and diluted share for the three month period ended July 2, 2011, versus a $0.01 loss per basic and diluted share for the three month period ended July 3, 2010.

Over the next six months, we plan to continue to increase research and development efforts for our line of proprietary ingredients and to increase marketing and sales related expenses for these products.  We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities.

Net Sales

Net sales consist of gross sales less returns and discounts. Net sales decreased by 5% to $1,937,976 for the three month period ended July 2, 2011 as compared to $2,033,861 for the three month period ended July 3, 2010.  This decrease was primarily due to decreased sales of our reference standards in the domestic market. For the six month period ended July 2, 2011, net sales increased by 13% to $4,477,221 as compared to $3,971,453 for the six month period ended July 3, 2010.  This increase was primarily due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.

Costs of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three and six month periods ended July 2, 2011 were $1,357,058 and $2,875,907 versus $1,258,172 and $2,377,791 for the three and six month periods ended July 3, 2010, respectively. As a percentage of net sales, this represented a 8% increase for the three month period ended July 2, 2011 compared to the three month period ended July 3, 2010 and a 4% increase for the six month period ended July 2, 2011 compared to the six month period ended July 3, 2010.  This percentage increase in cost of sales is largely due to an increase in certain contract services sales which require outsourcing to third party vendors. ChromaDex outsources certain contract services that cannot be performed internally. For the three and six month periods ended July 2, 2011, there were more such contact services sales that required third party outsourcing as compared to previous periods. This caused the Company to experience lower overall gross margins on contract services sales for respective periods. In addition, sales of proprietary ingredients and other bulk dietary supplement grade raw materials increased for the six month period ended July 2, 2011.  These proprietary ingredients and other bulk dietary supplement grade raw materials have significantly higher raw material costs than other products. The Company expects to see a significant increase in the sales of these proprietary ingredients and bulk dietary supplement grade raw materials over the next twelve months.  Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit decreased 25% to $580,918 for the three month period ended July 2, 2011 from $775,689 for the three month period ended July 3, 2010, and slightly increased to $1,601,314 for the six month period ended July 2, 2011 from $1,593,662 for the six month period ended July 3, 2010.  For the three month period ended July 2, 2011, the decreased sales coupled with a higher cost of sales as a percentage of net sales primarily contributed to this decrease in gross profit.  For the six month period ended July 2, 2011, increase in direct costs of sales as a percentage of net sales was the primary cause for the very small increase in gross profit despite a 13% increase in net sales.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three and six month periods ended July 2, 2011 were $565,975 and $1,011,482 as compared to $228,351 and $452,970 for the three and six month periods ended July 3, 2010. This increase was largely due to our increased sales and marketing efforts for our line of proprietary ingredients, including the launch of new retail products containing these proprietary ingredients.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three and six month periods ended July 2, 2011 were $1,849,733 and $3,572,568 as compared to $840,538 and $1,394,571 for the three and six month periods ended July 3, 2010. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased to $768,705 for the three month period ended July 2, 2011 from $230,858 for the three month period ended July 3, 2010 and increased to $1,505,723 for the six month period ended July 2, 2011 from $282,457 for the six month period ended July 3, 2010.  This large increase in share-based compensation expense was largely due to the stock options that were granted following consummation of the 2010 Private Placement and was also the result of the Company issuing restricted stock to certain employees and consultants. The Company will continue to incur significant share-based compensation expenses over the next two years, as the expenses for these post-closing grants are recognized on a straight-line method over the expected vesting periods. Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expense for the purpose of increasing market and shareholder awareness. In addition, the Company incurred certain legal, research, and development expenses related to our line of proprietary ingredients.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and six month periods ended July 2, 2011 were $430 and $864 as compared to $397 and $517 for the three and six month periods ended July 3, 2010.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and six month periods ended July 2, 2011 were $8,209 and $17,082 as compared to $10,726 and $16,425 for the three and six month periods ended July 3, 2010.

Depreciation and Amortization

For the six month period ended July 2, 2011, we recorded approximately $165,878 in depreciation. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. For the six month period ended July 2, 2011, we recorded approximately $36,850 in amortization of intangible assets.

Liquidity and Capital Resources

From inception and through July 2, 2011, we have incurred aggregate losses of approximately $13.2 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placement transactions.

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

As of July 2, 2011, the Company had 15,774,994 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $3,312,749.  There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 2, 2011 was $1,060,000 as compared to $1,471,000 for the six months ended July 3, 2010.  Net cash used in operating activities for the six months ended July 2, 2011 represents net loss, adjustments to net loss for non-cash items and changes in operating assets and liabilities. An increase in inventories and prepayment of expenses for our new ingredients and retail product lines were the largest uses of cash during this period, while the net cash used in operating activities for the six months ended July 3, 2010 largely reflects the payment of unpaid compensation from prior years to two officers.

 We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $118,000 for the six months ended July 2, 2011, compared to $109,000 for the six months ended July 3, 2010. The increase in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was $996,000 for the six months ended July 2, 2011, compared to $4.5 million for the six months ended July 3, 2010. Net cash provided by financing activities for the six months ended July 2, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 Private Placement. Net cash provided by financing activities for the six months ended July 3, 2010 mainly consisted of proceeds from both the issuance of common stock and the exercise of warrants related to the 2010 Private Placement.

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

Off-Balance Sheet Arrangements

During the six months ended July 2, 2011, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2011, the Company awarded 630,000 shares of restricted stock at a purchase price of $0.14 per share to certain consultants as compensation for services to the Company.  These restricted shares will fully vest on April 19, 2012, provided that no termination event as defined in the related consulting agreement has occurred on or prior to such dates.   These shares of restricted stock were issued to accredited investors only and sold by the Company in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No	Description of Exhibits

10.1	Amendment dated June 3, 2011 to Patent License Agreement, dated March 25, 2010 between the University of Mississippi and the Company.*
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed with the Securities and Exchange Commission on August 11, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements.

*  This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
(Registrant)

Date: August 11, 2011	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer