Form 10-Q/A
period 2011-07-02
ChromaDex Corp.
filed 2011-10-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Number of shares of common stock of the registrant: 74,609,996 outstanding as of October 11, 2011.

Explanatory Note

    The purpose of this Amendment No. 1 to ChromaDex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is to refile Exhibit 10.1 under Part II, Item 6, “Exhibits,” in response to comments received from the SEC staff.

    In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

    Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Form 10-Q.  This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit No.                  Description of Exhibits

10.1	Amendment dated June 3, 2011 to Patent License Agreement, dated March 25, 2010 between the University of Mississippi and the Company. *‡
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended †‡
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended †‡
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) †‡
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed with the Securities and Exchange Commission on August 11, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements. †

*  This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
†   Indicates filed or furnished (as applicable) with the original Form 10-Q.
‡   Indicates updated and filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
(Registrant)
Date: October 12, 2011
/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer