Form 10-Q
period 2011-09-30
ChromaDex Corp.
filed 2011-11-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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
Yes ☐  No ☒

Number of shares of common stock of the registrant: 74,609,996 outstanding as of November 10, 2011.

CHROMADEX CORPORATION

2011 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
October 1, 2011 and January 1, 2011

Assets	October 1, 2011	January 1, 2011

Current Assets
Cash	$2,069,308	$2,226,459
Trade receivables, less allowance for doubtful accounts October 1, 2011 $14,000; January 1, 2011 $18,000	648,832	1,001,563
Inventories	2,500,798	1,423,035
Prepaid expenses and other assets	613,724	243,967
Total current assets	5,832,662	4,895,024

Leasehold Improvements and Equipment, net	1,182,453	1,303,108

Deposits and Other Noncurrent Assets
Deposits	43,160	31,415
Intangible assets, net	248,012	277,855
Total deposits and other noncurrent assets	291,172	309,270

Total assets	$7,306,287	$6,507,402

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,306,547	$514,598
Accrued expenses	712,473	371,020
Current maturities of capital lease obligations	70,876	78,577
Customer deposits and other	239,754	112,427
Deferred rent, current	59,933	62,664
Total current liabilities	2,389,583	1,139,286

Capital lease obligations, less current maturities	147,884	198,071

Deferred rent, less current	215,739	233,822

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding October 1, 2011 72,939,996 shares; January 1, 2011 60,875,325 shares	72,940	60,875
Additional paid-in capital	20,043,209	15,034,550
Accumulated deficit	(15,563,068)	(10,159,202)
Total stockholders' equity	4,553,081	4,936,223

Total liabilities and stockholders' equity	$7,306,287	$6,507,402

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended October 1, 2011 and October 2, 2010

	October 1, 2011	October 2, 2010

Sales	$1,827,568	$1,562,352
Cost of sales	1,361,101	1,059,626

Gross profit	466,467	502,726

Operating expenses:
Sales and marketing	650,516	235,582
General and administrative	2,213,636	1,140,815
Operating expenses	2,864,152	1,376,397

Operating loss	(2,397,685)	(873,671)

Nonoperating income (expenses):
Interest income	295	578
Interest expense	(7,522)	(10,130)
Nonoperating expenses	(7,227)	(9,552)

Net loss	$(2,404,912)	$(883,223)

Basic and Diluted loss per common share	$(0.03)	$(0.01)

Basic and Diluted weighted average common shares outstanding	70,625,913	60,118,183

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended October 1, 2011 and October 2, 2010

	October 1, 2011	October 2, 2010

Sales	$6,304,789	$5,533,805
Cost of sales	4,237,008	3,437,417

Gross profit	2,067,781	2,096,388

Operating expenses:
Sales and marketing	1,661,998	688,552
General and administrative	5,786,204	2,535,386
Operating expenses	7,448,202	3,223,938

Operating loss	(5,380,421)	(1,127,550)

Nonoperating income (expenses):
Interest income	1,159	1,095
Interest expense	(24,604)	(26,555)
Nonoperating expenses	(23,445)	(25,460)

Net loss	$(5,403,866)	$(1,153,010)

Basic and Diluted loss per common share	$(0.08)	$(0.03)

Basic and Diluted weighted average common shares outstanding	66,190,731	44,193,266

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine Months Ended October 1, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	60,875,325	$60,875	$15,034,550	$(10,159,202)	$4,936,223

Share-based compensation	-	-	737,019	-	737,019

Exercise of stock options	29,149	29	19,319	-	19,348

Exercise of warrants	2,285,709	2,286	477,713	-	479,999

Net loss	-	-	-	(1,156,385)	(1,156,385)

Balance, April 2, 2011	63,190,183	63,190	16,268,601	(11,315,587)	5,016,204

Share-based compensation	-	-	768,704	-	768,704

Exercise of stock options	14,099	14	7,036	-	7,050

Exercise of warrants	2,514,284	2,514	525,485	-	527,999

Net loss	-	-	-	(1,842,569)	(1,842,569)

Balance, July 2, 2011	65,718,566	65,718	17,569,826	(13,158,156)	4,477,388

Share-based compensation	-	-	964,104	-	964,104

Exercise of warrants	7,221,430	7,222	1,509,279	-	1,516,501

Net loss	-	-	-	(2,404,912)	(2,404,912)

Balance, October 1, 2011	72,939,996	$72,940	$20,043,209	$(15,563,068)	$4,553,081

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended October 1, 2011 and October 2, 2010

	October 1, 2011	October 2, 2010

Cash Flows From Operating Activities
Net loss	$(5,403,866)	$(1,153,010)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	247,024	232,786
Amortization of intangibles	55,843	55,053
Share-based compensation expense	2,469,827	706,221
Changes in operating assets and liabilities:
Trade receivables	352,731	(86,376)
Inventories	(1,077,763)	(545,563)
Prepaid expenses and other assets	(381,502)	(171,821)
Accounts payable	791,949	267,294
Accrued expenses	341,453	113,244
Customer deposits and other	127,327	(37,866)
Deferred rent	(20,814)	(16,497)
Due to officers	-	(1,178,206)
Net cash (used in) operating activities	(2,497,791)	(1,814,741)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(126,369)	(124,759)
Purchase of intangible assets	(26,000)	(30,000)
Net cash (used in) investing activities	(152,369)	(154,759)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	3,486,626
Proceeds from exercise of stock options	26,398	-
Proceeds from exercise of warrants	2,524,499	1,041,749
Principal payments on capital leases	(57,888)	(44,621)
Net cash provided by financing activities	2,493,009	4,483,754

Net increase (decrease) in cash	(157,151)	2,514,254

Cash Beginning of Period	2,226,459	471,378

Cash Ending of Period	$2,069,308	$2,985,632

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$24,604	$26,555

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$-	$264,958

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of October 1, 2011 and results of operations and cash flows for the three and nine months ended October 1, 2011 and October 2, 2010. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 1, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2011. Operating results for the nine months ended October 1, 2011 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business:  The Company is a natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, cosmetic and pharmaceutical industries. The Company supplies ingredients, phytochemical reference standards, and related phytochemical products and services. The Company recently launched its BluScience retail consumer line based on its proprietary ingredients. The Company provides these products and services at various terms with payment terms of primarily net 30 days.

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

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense for the nine month periods ended October 1, 2011 and October 2, 2010 were $215,003 and $88,938, respectively.

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended October 1, 2011 and October 2, 2010.

Note 2: Earnings Per Share
	Three Months Ending		Nine Months Ending
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic average common shares outstanding	70,625,913	60,118,183	66,190,731	44,193,266
Warrants and options in the money, net	7,673,885	18,713,678	7,891,916	17,825,933
Weighted average common shares outstanding assuming dilution	78,299,798	78,831,861	74,082,647	62,019,199

Total warrants and options that were not “in the money” at October 1, 2011 and October 2, 2010 were 17,095,835 and 13,636,832 respectively.

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	October 1, 2011	January 1, 2011

Laboratory equipment	$2,359,169	$2,336,954
Leasehold improvements	403,971	372,943
Computer equipment	301,980	248,374
Furniture and fixtures	18,313	18,313
Office equipment	7,877	3,445
Construction in progress	100,057	86,294
	3,191,367	3,066,323
Less accumulated depreciation	2,008,914	1,763,215
	$1,182,453	$1,303,108

Note 4. Employee Equity Incentive Plan

Stock Option Plans

At the discretion of management, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 918,927 at October 1, 2011. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the nine months ended October 1, 2011.

Nine Months Ended October 1, 2011	2011
Volatility	31.55%
Expected dividends	0.00%
Expected term	5.8 years
Risk-free rate	2.21%

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

The following table summarizes non-performance based stock option activity at October 1, 2011, and changes during the nine months then ended:

		Weighted Average
	Number of		Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	12,926,131	$1.52

Options Granted	1,387,177	1.57
Options Classification from Employee to Non-Employee	(67,500)	1.55
Options Exercised	(43,248)	0.61
Options Forfeited	(352,803)	1.48
Outstanding at October 1, 2011	13,849,757	$1.53	7.02	$165,463

Exercisable at October 1, 2011	6,044,998	$1.47	6.58	$107,381

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.82 on the last day of business for the period ended October 1, 2011.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company.  If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at October 1, 2011 and changes during the nine months then ended:

		Weighted Average
	Number of		Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,000,000	$1.65

Options Granted	200,000	1.59
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at October 1, 2011	1,200,000	$1.64	9.18	$-

Exercisable at October 1, 2011	-	$-	-	$-

As of October 1, 2011, there was $2,839,908 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 1.86 years as of October 1, 2011.  The weighted average fair value of options granted during the nine months ended October 1, 2011 was $0.53.  The realized tax benefit from stock options for the nine months ended October 1, 2011 was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the nine months ended October 1, 2011 was $1,483,510.

Restricted Stock

Restricted stock awards granted by the Company to employees generally have two vesting conditions, a service condition for continuous employment and a stock market condition tied to the Company’s stock price.

The following table summarizes activity of restricted stock awards granted to employees at October 1, 2011 and changes during the nine months then ended:
		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	1,000,000	$1.27

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at October 1, 2011	1,000,000	$1.27

Expected to Vest as of October 1, 2011	1,000,000	$1.27

As of October 1, 2011, there was $899,501 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  That cost is expected to be recognized over a period of 2.12 years as of October 1, 2011.

For the employee equity incentive plans, the Company recognized share-based compensation expense of $2,025,564 in general and administrative expenses in the statement of operations for the nine months ended October 1, 2011.  The Company recognized $659,698 in share-based compensation expense for the comparable period in 2010.

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

The following table summarizes the activity of stock options granted to non-employees at October 1, 2011, and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,097,300	$1.23

Options Granted	-	-
Options Classification from Employee to Non-Employee	67,500	1.55
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at October 1, 2011	1,164,800	$1.25	6.63	$94,400

Exercisable at October 1, 2011	839,879	$1.16	5.97	$90,600

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.82 on the last day of business for the period ended October 1, 2011.

As of October 1, 2011, there was $29,294 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 0.71 year as of October 1, 2011.  The fair value of the options that vested during the nine months ended October 1, 2011 was $38,843.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

On June 23, 2011, the Company awarded 630,000 shares of restricted stock at a purchase price of $0.14 per share to certain consultants as compensation for services to the Company.  These restricted shares will fully vest on April 19, 2012, provided that no termination events defined in the related consulting agreements have occurred on or prior to such dates.  On July 13, 2011 the Company awarded 40,000 shares of restricted stock at a purchase price of $0.14 per share to a certain consultant as compensation for services to the Company.  These restricted shares will fully vest on July 13, 2012, provided that no termination events defined in the related consulting agreements have occurred on or prior to such dates and certain performance conditions have been met.

The fair value of the Company’s restricted stock awards was $986,200 which represents the market value of the Company’s common stock on the date of award less the purchase price.

The following table summarizes activity of restricted stock awards to non-employees at October 1, 2011 and changes during the nine months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	-	$-

Granted	670,000	1.47
Vested	-	-
Forfeited	-	-
Unvested shares at October 1, 2011	670,000	$1.47

Expected to Vest as of October 1, 2011	670,000	$1.47

As of October 1, 2011, there was $666,105 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 0.57 year as of October 1, 2011.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $444,263 in general and administrative expenses in the statement of operations for the nine months ended October 1, 2011. The Company recognized $46,523 in share-based compensation expense for the comparable period in 2010.

Note 6. Warrants

At October 1, 2011, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At October 1, 2011	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	1.55
2010 Private Placement Equity Offering	$0.21	8,553,564	1.64
	$0.68	10,271,914	1.62

Note 7. Management’s Plans for Continuing Operations

           The Company has incurred a net loss of $5,403,866 for the nine month period ended October 1, 2011 and a net loss of $1,153,010 for the nine month period ended October 2, 2010.  The loss for the nine month period ended October 1, 2011 is largely due to increased selling, general and administrative expenses related to an increase in share-based compensation expenses.  Our share-based compensation expense increased to $2,469,827 for the nine month period ended October 1, 2011 from $706,221 for the nine month period ended October 2, 2010.  This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the 2010 Private Placement and was also the result of the Company issuing restricted stock to certain employees and consultants.  The Company will continue to incur significant share-based compensation expenses over the next two years.  In addition, management has invested heavily in additional personnel and marketing expenses for the development and launch of new retail products containing proprietary ingredients, such as pterostilbene.

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

Management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through March 2012.  In addition, as of October 1, 2011, the Company has 8,553,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $1,796,248.   There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.  If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail selling, general and administrative operations in order to maintain sufficient operating capital after March 2012.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 8. Income Taxes

At October 1, 2011 and January 1, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2011, resulting in an effective tax rate of zero for the three and nine months ended October 1, 2011.

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

We believe that our current cash, cash equivalents and cash generated from operations, will be sufficient to meet our projected operating plans through March 2012. We may, however, seek additional capital prior to the end of March 2012 both to meet our projected operating plans after March 2012 and to fund our longer term strategic objectives.  To the extent we are unable to raise additional cash or generate sufficient net income prior to March 2012 to meet our projected operating plans, we will revise our projected operating plans accordingly.  Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though a collaboration, we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to look for third-party vendors to provide these services. These vendors may not be available, or may charge fees that prevent us from pricing competitively within our markets.

The Company’s new product line, BluScience, has been launched at GNC corporate stores nationwide. In addition, the Company is seeking to launch BluScience at three national drug store chains, two price clubs, and an everyday low pricing retailer. The Company has received purchase orders for a first quarter, Company-wide roll out from one of these retailers.

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

Results of Operations

We generated net sales of $6,304,789 for the nine month period ended October 1, 2011 as compared to $5,533,805 for the nine month period ended October 2, 2010. We incurred a net loss of $5,403,866 for the nine month period ended October 1, 2011 and incurred a net loss of $1,153,010 for the nine month period ended October 2, 2010. This equated to a $0.08 loss per basic and diluted share for the nine month period ended October 1, 2011 versus a $0.03 loss per basic and diluted share for the nine month period ended October 2, 2010. For the three month period ended October 1, 2011, we generated net sales of $1,827,568 and a net loss of $2,404,912 as compared to net sales of $1,562,352 and a net loss of $883,223 for the three month period ended October 2, 2010.  This was a $0.03 loss per basic and diluted share for the three month period ended October 1, 2011, versus a $0.01 loss per basic and diluted share for the three month period ended October 2, 2010.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients and to increase marketing and sales related expenses for these products.  We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities.

Net Sales

Net sales consist of gross sales less returns and discounts. Net sales increased by 17% to $1,827,568 for the three month period ended October 1, 2011 as compared to $1,562,352 for the three month period ended October 2, 2010.  This increase was due to increased demand for our existing products and services and the increased sales of our proprietary ingredients.  For the nine month period ended October 1, 2011, net sales increased by 14% to $6,304,789 as compared to $5,533,805 for the nine month period ended October 2, 2010.  This increase was primarily due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.

Costs of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three and nine month periods ended October 1, 2011 were $1,361,101 and $4,237,008 versus $1,059,626 and $3,437,417 for the three and nine month periods ended October 2, 2010, respectively. As a percentage of net sales, this represented a 7% increase for the three month period ended October 1, 2011 compared to the three month period ended October 2, 2010 and a 5% increase for the nine month period ended October 1, 2011 compared to the nine month period ended October 2, 2010.  This percentage increase in cost of sales is largely due to an increase in certain contract services sales which require outsourcing to third party vendors. ChromaDex outsources certain contract services that it has chosen to not perform internally. For the three and nine month periods ended October 1, 2011, there were more contract services sales that the Company outsourced to third parties as compared to previous periods. This caused the Company to experience lower overall gross margins on contract services sales for these respective periods. In addition, sales of proprietary ingredients and other bulk dietary supplement grade raw materials increased for the three and nine month periods ended October 1, 2011.  These proprietary ingredients and bulk dietary supplement grade raw materials have significantly higher raw material costs than other products. The Company expects to see a significant increase in the sales of these proprietary ingredients and bulk dietary supplement grade raw materials over the next twelve months.  Increases in sales of these types of products will likely cause the Company to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit decreased 7% to $466,467 for the three month period ended October 1, 2011 from $502,726 for the three month period ended October 2, 2010, and slightly decreased to $2,067,781 for the nine month period ended October 1, 2011 from $2,096,388 for the nine month period ended October 2, 2010.  For the three and nine month periods ended October 1, 2011, increase in direct costs of sales as a percentage of net sales was the primary cause for the decrease in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the three and nine month periods ended October 1, 2011 were $650,516 and $1,661,998 as compared to $235,582 and $688,552 for the three and nine month periods ended October 2, 2010. This increase was largely due to our increased sales and marketing efforts for our line of proprietary ingredients, including the launch of new retail products containing these proprietary ingredients.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three and nine month periods ended October 1, 2011 were $2,213,636 and $5,786,204 as compared to $1,140,815 and $2,535,386 for the three and nine month periods ended October 2, 2010. One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased to $964,104 for the three month period ended October 1, 2011 from $423,764 for the three month period ended October 2, 2010 and increased to $2,469,827 for the nine month period ended October 1, 2011 from $706,221 for the nine month period ended October 2, 2010.  This large increase in share-based compensation expense was largely due to the Company issuing restricted stock to certain employees and consultants and was also the result of the stock options that were granted following consummation of the 2010 Private Placement. The Company will continue to incur significant share-based compensation expenses over the next two years, as the expenses for the restricted stock and the post-closing grants are recognized on a straight-line method over the expected vesting periods. Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expense for the purpose of increasing market and shareholder awareness. In addition, the Company incurred certain legal, research, and development expenses related to our line of proprietary ingredients.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and nine month periods ended October 1, 2011 were $295 and $1,159 as compared to $578 and $1,095 for the three and nine month periods ended October 2, 2010.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and nine month periods ended October 1, 2011 were $7,522 and $24,604 as compared to $10,130 and $26,555 for the three and nine month periods ended October 2, 2010.

Depreciation and Amortization

Depreciation expense for the nine month period ended October 1, 2011 was approximately $247,024 as compared to $232,786 for the nine month period ended October 2, 2010. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.   Amortization expense of intangible assets for the nine month period ended October 1, 2011 was approximately $55,843 as compared to $55,053 for the nine month period ended October 2, 2010.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through October 1, 2011, we have incurred aggregate losses of approximately $15.6 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placement transactions.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us.  While we believe that our current levels of capital will be sufficient to meet our projected operating plans through March 2012, we may seek additional capital prior to March 2012 both to meet our projected operating plans after March 2012 and to fund our longer term strategic objectives.  To the extent we are unable to raise additional cash or generate net income to meet our projected operating plans prior to March 2012, we will revise our projected operating plans accordingly.

As of October 1, 2011, the Company had 8,553,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,796,248.  There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended October 1, 2011 was $2,497,791 as compared to $1,814,741 for the nine months ended October 2, 2010.  An increase in inventories and prepaid expenses for our new ingredients and retail product lines were the largest uses of cash during the nine month period ended October 1, 2011, while the payment of unpaid compensation from prior years to two officers was the largest use of cash during the nine month period ended October 2, 2010.

 We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was $152,369 for the nine months ended October 1, 2011, compared to $154,759 for the nine months ended October 2, 2010. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was $2,493,009 for the nine months ended October 1, 2011, compared to $4,483,754 for the nine months ended October 2, 2010. Net cash provided by financing activities for the nine months ended October 1, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 Private Placement. Net cash provided by financing activities for the nine months ended October 2, 2010 mainly consisted of proceeds from both the issuance of common stock and the exercise of warrants related to the 2010 Private Placement.

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

Off-Balance Sheet Arrangements

During the nine months ended October 1, 2011, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2011, the Company awarded 40,000 shares of restricted stock at a purchase price of $0.14 per share to a certain consultant as compensation for services to the Company.  These restricted shares will fully vest on July 13, 2012, provided that no termination event as defined in the related consulting agreement has occurred on or prior to such date and certain performance conditions have been met.  These shares of restricted stock were issued to accredited investors only and sold by the Company in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Patent License Agreement, dated July 12, 2011 between Cornell University and the Company.*
10.2	Patent License Agreement, dated September 8, 2011 between The Regents of the University of California and the Company.*
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed with the Securities and Exchange Commission on November 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements.

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
ChromaDex Corporation (Registrant)

Date: November 10, 2011	By:	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer