Form 10-K
period 2011-12-31
ChromaDex Corp.
filed 2012-03-15
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-53290

CHROMADEX CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation)	(Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (949) 419-0288

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [ ]  No  [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X]

As of July 2, 2011, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $80,631,655.

Number of shares of common stock of the registrant outstanding as of March 15, 2012 : 90,934,991

DOCUMENTS INCORPORATED BY REFERENCE Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2011.	PART OF Part III of Form 10-K

-i-

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect the current view about future events. When used in this Form 10-K the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements.  Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, sales and marketing strategy and capital outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statement of historical fact nor guarantees of assurance of future performance.  We caution you therefore against relying on any of these forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.                                Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc.  ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. We have recently developed and launched the BluScience line of new retail dietary supplement products containing one of these proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.  For the fiscal years ended December 31, 2011 and January 1, 2011, ChromaDex had revenues of $8,112,610 and $7,566,370, respectively.

      We are a leading provider of research and quality-control products and services to the natural products industry. Customers worldwide in the dietary supplement, food & beverage, cosmetic and pharmaceutical industries use our products, which are small quantities of highly-characterized, research-grade, plant-based materials, to ensure the quality of their raw materials and finished products.  Customers also use our analytical chemistry services to support their quality assurance activities, primarily to ensure the identity, potency and safety of their consumer products. We have conducted this core business since 1999.

We believe there is a growing need at both the manufacturing and government regulatory levels for reference standards, analytical methods and other quality assurance methods to ensure that products that contain plants, plant extracts and naturally occurring compounds distributed to consumers are safe. We further believe that this need is driven by the perception at the consumer level of a lack of adequate quality controls related to certain functional food or dietary supplement based products, as well as increased effort on the part of the FDA to assure Good Manufacturing Practices (“GMP”).

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pTeroPure, is our brand name for the compound, pterostilbene. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and has filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We are currently conducting a clinical trial, together with the University of Mississippi, related to its cholesterol lowering potential, which is the subject of one of the patents we licensed. We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable,  the pharmaceutical market . We believe that we have opportunities in the skin care market and we will continue to  investigate developing  these opportunities internally or through third party partners. We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

Company Background

      On May 21, 2008, Cody Resources, Inc., a Nevada corporation, or Cody, entered into an Agreement and Plan of Merger, or Merger Agreement, by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody, or Acquisition Sub, and ChromaDex, Inc. Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation that we refer to as Cody-DE for the sole purpose of changing the domicile of Cody to the State of Delaware. Subsequent to the closing of the Merger Agreement, Cody-DE amended its certificate of incorporation to change its name to “ChromaDex Corporation.”

Pursuant to the terms of the Merger Agreement, and upon satisfaction of specified conditions, including approval by ChromaDex, Inc.’s stockholders on June 18, 2008, Acquisition Sub merged with and into ChromaDex, Inc. and ChromaDex, Inc., as the surviving corporation, became a wholly-owned subsidiary of Cody-DE.

Cody was incorporated on July 19, 2006 under the laws of the State of Nevada. At the time of the Merger, Cody had been an inactive shell corporation and Cody’s actions as a going concern prior to the Merger are immaterial to the business of ChromaDex.

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000. On April 23, 2003, ChromaDex acquired the research and development group of a competing natural product company called Napro Biotherapeutics (now Tapestry Pharmaceuticals) located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named Chromadex Analytics, Inc., a Nevada corporation.

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and technologies, with an initial industry focus on the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and skin care markets. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through any required regulatory approval processes, selectively conducting clinical trials, arranging for reliable and cost-effective manufacturing, and ultimately either directly selling the products or licensing the intellectual property to third parties.  We plan to conduct clinical trials to (a) reinforce the health benefits that may be associated with our ingredients in support of sales made into the dietary supplement and food and beverage markets, (b) potentially improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and (c) potentially lead us toward pharmaceutical applications for our ingredients.

•
Commercialization of intellectual property: We believe that many of our products currently in development have the potential to spin off technologies that may themselves be independently capable of commercialization and becoming significant new revenue sources. We believe that new intellectual property can also be developed from our expansion into new markets.

•
Launch of new dietary supplement product line: Our new dietary supplement product line based on the ingredient pTeroPure, BluScience, has recently been launched at most GNC corporate-owned stores nationwide.  Two BluScience products are now available at Walgreen’s, and we anticipate that this retailer will soon be offering additional BluScience products  for sale. BluScience is also now available at Drugstore.com.  Beyond the distribution obtained to date at GNC, Drugstore.com and Walgreen’s, we are seeking to launch BluScience at several additional retailers.

•
Expansion and growth of the core business: We intend to continue to expand our phytochemical standards offerings, the core of our business. Currently, we have approximately 4,000 defined standards. We expect to add 500 to 1,000 new standards each year for the foreseeable future.

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

Overview of our Products and Services

      We are headquartered in Irvine, California, and our analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics operates a facility with 13,000 square feet of laboratory and office space. While we perform many of the contract services and research for our clients, Chromadex Analytics manufactures certain phytochemical reference standards, provides research and development, all analytical services and laboratory support for ChromaDex.

Since 2003, we have invested in excess of $2 million in laboratory equipment, and we currently have personnel possessing over 150 years of combined pharmaceutical and natural products chemistry experience.

Current products and services provided are:

•
Dietary supplement products. Formulated with the proprietary compound pterostilbene, we currently offer four specific products under the BluScience line: HeartBlu, EternalBlu, Blu2Go and TrimBlu, each of which is directed toward providing a specific health benefit such as anti-aging, heart health, focus and energy and weight management. MemoryBlu is currently being developed with intentions of improving cognitive function and is planned to be launched in April 2012.

•
Novel dietary supplement and food ingredients. We offer novel bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products.  This is an area where we are increasing our focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors.

•
Supply of reference standards, materials & kits. Through our catalog, we supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceutical industries.

•
Supply of fine chemicals and phytochemicals. As demand for new natural products and phytochemicals increases, we can scale up and supply our core products in the gram to kilogram scale for companies that require these products for research and new product development.

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

•
Process development. Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We can assist customers in creating processes for cost-effective manufacturing of natural products, using “green chemistry.”

Products and services in development:

•
Additional dietary supplement products. Other than the four specific products we are already offering (HeartBlu, EternalBlu, Blu2Go and TrimBlu), we intend to develop and offer additional products under our BluScience retail line.  During the first half of 2012, we are planning to add MemoryBlu in to our stock- keeping units.  MemoryBlu is currently being developed with intentions of improving cognitive function and is planned to be launched in April 2012.

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

•
Nicotinamide riboside. We are working to establish cost-effective methodologies for the efficient production of nicotinamide riboside.  Nicotinamide riboside, a recently discovered vitamin found naturally in milk, is a more potent version of the more commonly known niacin (vitamin B3).  Nicotinamide riboside has shown promise for improving cardiovascular health, glucose levels and cognitive function and has demonstrated evidence of anti-aging effects.

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

•
Databases for cross-referencing phytochemicals. We are working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, ethnobotanical, and biological activity, as well as clinical evidence.

•	Intellectual property. We plan to utilize our expertise in natural products to license and develop new intellectual property that can be licensed to clients in our target industries.

Sales and Marketing Strategy

           For our retail dietary supplement product line, we are partnering with global advertising, media and public relations leaders to drive awareness of our brands BluScience and pTeroPure, centered on the health benefits of pterostilbene.  During the first half of 2012, we plan to launch a major advertising campaign through media channels such as television, radio and the internet.  These marketing plans are being developed to support the launch of BluScience product line at numerous national retailers.

    Our sales platform for the chemical and analytical service business is based on direct, inside technical sales model. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operates at our Irvine, California office and performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. Sales staff are required to perform both sales and customer service responsibilities. We plan to add outside field sales representatives in the future as needed. All sales staff are compensated based on a uniform basic pay model based on salary and commission.

USA and Canada:

           For our retail dietary supplement product line, we are developing a comprehensive marketing plan with our advertising, media and public relations partners to promote awareness through the following marketing activities:

•	Advertising – Television, radio, etc.

•	Public relations including social media

•	Search engine marketing and search engine optimization

•	Advocacy from dieticians, physicians and other thought leaders

•	Website

•	Tradeshows and conferences

•	Press releases

These marketing activities will support the launch of the BluScience product line through all retail distribution channels.

For our core reference standards and analytical service business, we employ the use of an aggressive, direct mail marketing strategy (catalogs, brochures and flyers) in combination with a range of the following marketing activities to promote and sell our products and services:

•	Tradeshows and conferences

•	Monthly newsletters (via e-mail)

•	Internet

•	Website

•	Advertising in trade publications

•	Press releases

      We intend to continue to use an aggressive, direct marketing approach to promote our products and services to all markets that we target for direct sales.

  International:

      For our retail dietary supplement product line, we are currently exploring opportunities to effectively sell our products in international markets.  For Latin America, we have recently entered into a collaborative relationship with OPKO Health to market our new product offerings for distribution and business development, with the BluScience line as the initial products to be commercialized.  For other international markets, we have not decided on a firm marketing strategy.

          For our core reference standards business, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.  Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

•	Europe (LGC Standards)

•	South America (JMC)

•	Korea (Dong Myung Scientific)

•	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or groups of countries:

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

Non-exclusive distributors who show significant productivity are considered for becoming exclusive distributors.

Business Market

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in annual worldwide sales.  The quality control and assurance of some of the products in these markets are, as previously noted, largely “under regulated.”  This scenario leads to the establishment of the basis of one of our business strategies: concentration on the overall content of products, as well as active/marker components, uniformity of production, and toxicology of products in these markets in ways similar to analysis by other companies focused in the pharmaceutical industry. There is an increasing demand for new products, ingredients and ideas for natural products. The pressure for new, innovative products, which are “natural” or “green”-based, cuts across all markets including food, beverage, cosmetic and pharmaceutical.

While we believe that doctors and patients have become more receptive to the use of botanical and herbal-based and natural and dietary ingredients to prevent or treat illness and improve quality of life, the medical establishment has conditioned its acceptance on significantly improved demonstration of efficacy, safety and quality control comparable to that imposed on pharmaceuticals. Nevertheless, little is currently known about the constituents, active compounds and safety of many botanical and herbal natural ingredients and few qualified chemists and technology based companies exist to supply the information and products necessary to meet this burgeoning market need.  Natural products are complex mixtures of many compounds, with significant variability arising from growing and extraction conditions.  The following developments are some that highlight the need for standards control and quality assurance:

•
The FDA published its draft guidance for Good Manufacturing Practices (“GMPs”) for dietary supplements on March 13, 2003. The final rule from this guidance was made effective in June 2007, and full compliance was required by June 2010;

•
Regulatory agencies around the world have started to review the need for the regulation of herbal and natural supplements and are considering regulations that will include testing for the presence of toxic or adulterating compounds, drug/compound interactions and evidence that the products are biologically active for their intended use.

Business Model

      We have taken advantage of both supply chain needs and regulatory requirements such as the GMPs for dietary supplements to build our core standards and analytical services businesses.   We create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

•	Combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

•	Helping companies to comply with new government regulations; and

•	Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

We believe we are now in a position to expand this aspect of our business and, most importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with our standards and services.

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pTeroPure, is our brand name for the compound, pterostilbene. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health-related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We are currently conducting a clinical trial, together with the University of Mississippi, related to its cholesterol lowering potential, which is the subject of one of the patents we licensed. We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, , animal health and, if clinical results are favorable, possibly the pharmaceutical markets with it. We believe that we have opportunities in the skin care market and we will continue to  investigate developing  these opportunities internally or through third party partners.  We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

ChromaDex continues to identify and in-license novel, proprietary compounds with significant potential health benefits.  Among these next generation compounds are anthocyanins, which are compounds responsible for the dark pigment found in certain berries and flowers, and nicotinamide riboside, a compound similar to the B-vitamin, niacin.  Like pTeroPure®, these compounds also have potential in multiple markets.

Government Regulation

      Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the FDA, the FTC, the Department of Commerce, the Department of Transportation, the Department of Agriculture and other state and international agencies. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may have the effect of materially increasing the cost of doing business or limiting or expanding our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in changes to our operations being necessary and in increased compliance costs.

FDA Regulation

      Dietary supplements are subject to FDA regulations.  For example, the FDA’s final rule on GMPs for dietary supplements published in June 2007 requires companies to evaluate products for identity, strength, purity and composition.  These regulations in some cases, particular for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety.  In addition, depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act, or FDCA, can regulate:

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

Advertising Regulation

      In addition to FDA regulations, the FTC regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter, or OTC, drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and OTC drugs.

In addition, The National Advertising Division of the Council of Better Business Bureaus (CBBB) reviews national advertising for truthfulness and accuracy. The NAD uses a form of alternative dispute resolution, working closely with in-house counsel, marketing executives, research and development departments and outside consultants to decide whether claims have been substantiated.

International

      Our international sales of dietary supplements and ingredients are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export by us of certain of our products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. We may be unable to obtain on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.

Regulation in Europe is exercised primarily through the European Union, which regulates the combined market of each of its member states. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to dietary ingredients.

Competitive Business Conditions

      For our retail dietary supplement product line, we face competition from dietary supplement manufacturers and suppliers all over the world.  These competitors not only include nutraceutical companies but also major pharmaceutical companies who offer dietary supplements as part of overall health care .  Many of our competitors are well-established, successful companies that have been offering dietary supplement products for a long time.  Below is a list of some of the leading competitors for our BluScience product line.

Dietary Supplement Competitors

•	NBTY (NTY) (USA)

•	Pharmavite (USA)

•	Amway (USA)

•	Herbalife (HLF) (Cayman Islands)

•	Nutraceutical International Corporation (NUTR) (USA)

•	Schiff Nutrition International (WNI) (USA)

•	Pfizer (PFE) (USA)

For reference standards and analytical testing services, we face competition within the standardization and quality testing niche of the natural products market, though we know of no other companies that offer both reference standards and testing to their customers. Below is a current list of certain competitors. These competitors have already developed reference standards or contract services or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some currently sell fine chemicals, which, by default, are sometimes used as reference standards, and others are closely aligned with our market niche so as to reduce any barriers to entry if these companies wish to compete. Some of these competitors currently offer similar services and have the scale and resources to compete with us for larger customer accounts. Because some of our competitors are larger in total size and capitalization, they likely have greater access to capital markets, and are in a better position than we are to compete nationally and internationally.

Reference Standards and Analytical Testing Services Competitors

•	Sigma-Aldrich (SIAL) (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia (USP) (USA)

•	Extrasynthese (France)

•	Covance (CVD) (USA)

•	Eurofins (ERF) (France)

•	Silliker Canada Co. (Canada)

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

      We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. We currently have existing patents for products such as anythocyandian production, nicotinyl riboside methods of use and Jojoba extract (simmondsin) that require additional capital for product development, commercialization and marketing.

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

We have created a mechanism for harnessing ideas and turning them into finished products. For example, we spent between one and two years researching the viability of our Jojoba concept, but lacked the ability to finalize its development and to obtain necessary patent protection. After much scrutiny, we selected Avoca, a subsidiary of RJ Reynolds Tobacco, as the appropriate partner for completion of this project. Avoca finalized the manufacturing process for the Jojoba extract and then we and Avoca jointly filed a patent to protect the intellectual property created by this joint venture.

The following table sets forth our existing patents and those to which we have licensed rights.

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	02/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/2025	Licensed from The Research Foundation of State University of New York
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University

Manufacturing

      For our retail dietary supplement product line, we are partnering with certain U.S. third-party manufacturers to manufacture and package our products. These manufacturers’ operations are subject to GMPs, promulgated by the FDA, and other applicable regulatory standards. We believe these manufacturers and their processes comply with the GMPs for dietary supplements and/or foods, and generally have sufficient capacity to meet our currently anticipated sales.  These third-party manufacturers formulate, mix ingredients, assemble and package the dietary supplement products to our specifications.  We furnish proprietary ingredients, such as pterostilbene, to these third-party manufacturers.

For reference standards, Chromadex Analytics operates laboratory operations and a manufacturing facility. We currently maintain our own manufacturing equipment and have the ability to manufacture certain products in limited quantities, ranging from milligrams to kilograms.  We intend to contract for the manufacturing of products that we develop and enter into strategic relationships or license agreements for sales and marketing of products that we develop when the quantities we require exceed our capacity at our Boulder, Colorado facility.

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization, or ISO, and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.

Following the receipt of products or product components from third-party manufacturers, we currently inspect products, as needed. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

Sources and Availability of Raw Materials and The Names of Principal Suppliers

      We believe that we have identified reliable sources and suppliers of chemicals, phytochemicals, ingredients and reference materials that will provide products in compliance with our guidelines.

Research and Development

      We are currently conducting a clinical trial, together with the University of Mississippi, on our proprietary compound pterostilbene for its cholesterol lowering potential.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, possibly the pharmaceutical markets as well.  We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

In addition, we are focused on developing products and services within our core standards and service offerings. Our own laboratory group has extensive experience in developing products related to our field of interest and works closely with our sales and marketing group to design products and services that are intended to increase revenue. To support development, we also have a number of contracts with outside labs that aid us in our research and development process.

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

Employees

As of December 31, 2011, ChromaDex (including Chromadex Analytics) had 64 employees, 54 of whom were full-time and 10 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Item 1A.                      Risk Factors

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock.  If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Risks Related to our Company and our Business

    We have a history of operating losses and we may need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $7,895,000 for the year ended December 31, 2011 and a net loss of approximately $2,052,000 for the year ended January 1, 2011. As of December 31, 2011, our accumulated deficit was approximately $18,054,000. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations, and the capital raised subsequent to the year ended December 31, 2011 will be sufficient to meet our projected operating plans through December, 2012, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

    Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and the capital raised subsequent to the year ended December 31, 2011 will be sufficient to implement our operating plan through December, 2012. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to the end of December, 2012 both to meet our projected operating plans after December, 2012 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

    Further deterioration in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including severe disruptions in the credit markets and the continuing impact of the recent global economic recession continue to materially impact our customers and other parties with whom we do business. These conditions could negatively affect our future sales of our retail and ingredient line as many consumers consider the purchase of nutritional products discretionary. Continued or increased deterioration in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

    The success of the retail launch of our BluScience line is dependent upon both retailer and consumer acceptance of our products.

We compete in a highly competitive market.  Our prospects for success will therefore depend on our ability to successfully market our products and services, including the BluScience line.  Demand and market acceptance for our products and services is subject to a high level of uncertainty.  We have just begun to mass market our products through several retailers.  Any failure to convince retailers to accept our products and/or consumers to regularly purchase our products could have a material, adverse effect on our business, financial condition, results of operations and future prospects.

    No Assurance of Successful Expansion of Operations.

Our significant increase in the scope and the scale of our product launch, including the hiring of additional personnel, has resulted in significantly higher operating expenses. As a result, we anticipate that our operating expenses will continue to increase. Expansion of our operations may also cause a significant demand on our management, finances and other resources.  Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our attempts to expand our marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

    The success of our retail and ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and dietary supplement market could have a material adverse effect on our business. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

    Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other favorable research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect.  Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.

    We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As an ingredient supplier and retailer, marketer and manufacturer of products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

    We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.

We acquire a significant amount of key ingredients for a number of our products from suppliers outside of the United States, particularly India.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and periodically audit and inspect our suppliers’ facilities both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from overseas.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Indian and U.S. governments, our suppliers and our company.

    The insurance industry has become more selective in offering some types of coverage and we may not be able to obtain insurance coverage in the future.

The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors’ and officers’ liability insurance. Our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage on favorable terms, or at all, in the future.  Certain of our customers as well as prospective customers require that we maintain minimum levels of coverage for our products. Lack of coverage or coverage below these minimum required levels could cause these customers to materially change business terms or to cease doing business with us entirely.

    We depend on key personnel, the loss of any of which could negatively affect our business.

We depend greatly on Jeffrey Himmel, Debra Heim, Thomas C. Varvaro and Frank L. Jaksch Jr., who are our Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer and Chief Scientific Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to make accurate forecasts. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. Assuming our products reach the market, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

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

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and increase losses. Failure to anticipate and respond to price competition may also impact sales and aggravate losses.

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

Our products compete and will compete with other similar products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

    We may never develop any additional products to commercialize.

We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

•	we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;

•	our products may not prove to be safe and effective in clinical trials;

•	we may experience delays in our development program;

•	any products that are approved may not be accepted in the marketplace;

•
we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

•	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

•	rapid technological change may make our products obsolete;

•	we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

•	we may be unable to obtain or defend patent rights for our products.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

Some of our employees were previously employed at other dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic companies. We may also hire additional employees who are currently employed at other dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. We may be subject to claims that these employees or independent contractors have used or disclosed such other party’s trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

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

To achieve commercial success for our products, we must sell rights to our product lines and/or technologies at favorable prices, develop a sales and marketing force, or enter into arrangements with others to market and sell our products. In addition to being expensive, developing and maintaining such a sales force is time-consuming, and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the phytochemical industry are in high demand, and there can be no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent sales representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. There can be no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there can be no assurance that we will be able to build an alternate distribution framework should we attempt to do so.

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

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, a small portion of our sales has been to researchers whose funding is dependent on grants from government agencies such as the United States National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other departments, such as Homeland Security or Defense, or general efforts to reduce the United States federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

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

    Risks Associated with Acquisition Strategy.

As part of our business strategy, we intend to consider acquisitions of similar or complementary businesses. No assurance can be given that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms. In addition, any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of our management's time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, the incurrence of amortization expenses and dilution to the shareholders of the combined company if the acquisition is made for stock of the combined company. In addition, successful completion of an acquisition may depend on consents from third parties, including regulatory authorities and private parties, which consents are beyond our control.  There can be no assurance that products, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the combined company or will have a positive effect on the combined company's revenues or earnings. Further, the combined company may incur significant expense to complete acquisitions and to support the acquired products and businesses. Any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of our existing stockholders.

    If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to control our manufacturing processes, process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

    We were issued an adverse opinion on our managements report on our internal control over financial reporting.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems.  If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop. Our independent registered public accounting firm issued an adverse opinion in its attestation report on our management’s report on our internal control over financial reporting, which resulted from our inability to appropriate determine the risk associated with our issuance of certain shares of unregistered securities.

However, we believe that this was an isolated incident that is not representative of such internal control over financial reporting taken as a whole.  In addition, we have since the occurrence of this incident taken a corrective step in hiring an additional independent accounting firm to provide treatment guidance on all equity instruments issued to consultants and third parties.  Although we believe that this corrective step will enable management to conclude that our internal control over financial reporting is effective, we cannot assure you that this will be sufficient.  If we should in the future conclude that our internal control over financial reporting is ineffective we will be required to expend additional resources to improve such internal control over financial reporting.  Any additional instances of ineffective internal control over financial reporting, among other items, could cause our future financial statements to be incorrect, which, if material, could require a restatement.  If any restatements are required, there could be a material, adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

    We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, advertising and product label claims, the distribution of our products and environmental matters. Failure to comply with these regulations could subject us to fines, penalties and additional costs.

Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are also subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

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

    If we should in the future become required to obtain regulatory approval to market and sell our goods we will not be able to generate any revenues until such approval is received.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities.  While we believe that, given our present business, we are not currently required to obtain regulatory approval to market our goods because, among other things, we do not (i) produce or market any clinical devices or other products, or (ii) sell any medical products or services to the customer, we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the BluScience line of products and/or any other goods that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our goods may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

If regulatory clearance of a good that we propose to propose to market and sell is granted, this clearance may be limited to those particular states and conditions for which the good is demonstrated to be safe and effective, which would limit our ability to generate revenue. We cannot ensure that any good that we develop will meet all of the applicable regulatory requirements needed to receive marketing clearance.  Failure to obtain regulatory approval will prevent commercialization of our goods where such clearance is necessary.  There can be no assurance that we will obtain regulatory approval of our proposed goods that may require it.

Risks Related to the Securities Markets and Ownership of our Equity Securities

    The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof,;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

    Our common stock is and likely will remain subject to the SEC’s “penny stock” rules, which may make our shares more difficult to sell.

Because the price of our common stock is currently and is likely to remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The SEC’s rules regarding penny stocks have the effect of reducing trading activity in our shares, making it more difficult for investors to sell them. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

    Our shares of common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTC Bulletin Board where they have historically been thinly traded, if at all, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

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

    If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting.  Accordingly, we are subject to the rules requiring an annual assessment of our internal controls.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

    We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

    Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through the issuance of additional equity securities, stockholders could experience significant dilution. Securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.  In addition, the issuance of shares of our common stock upon the exercise of outstanding options or warrants may result in dilution to our stockholders.

    We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the stocks of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

    We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

       As of December 31, 2011, we had outstanding warrants for an aggregate of 10,271,914 shares of common stock at a weighted average exercise price of $0.68 per share and options exercisable for an aggregate of 16,193,172 shares of common stock at a weighted average exercise price of $1.52 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.                                Properties

As of December 31, 2011, we lease approximately 13,000 square feet of office space in Irvine, California with two years remaining on the lease and approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with five years remaining on the lease.  We also rent an apartment with approximately 1,100 square feet in Irvine, California, and an apartment with less than 1,100 square feet in Longmont, Colorado.  We do not own any real estate.  For the year ended December 31, 2011, our total annual rental expense was approximately $467,700.

Item 3.                                Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.

Item 4.                                Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ChromaDex common stock is currently quoted on the OTC Bulletin Board (“OTC BB”) under the symbol “CDXC.OB.”  The OTC BB is a network of securities dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low bid prices for ChromaDex common stock for each of the periods indicated as reported by the OTC BB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	$1.14	$0.31
October 1, 2011	$1.80	$0.40
July 2, 2011	$1.70	$1.10
April 2, 2011	$2.01	$1.30

Fiscal Year Ending January 1, 2011
Quarter Ended	High $	Low $
January 1, 2011	$1.66	$1.13
October 2, 2010	$1.67	$1.11
July 3, 2010	$2.07	$0.18
April 3, 2010	$0.66	$0.35

On March 8, 2012, the high and low bid prices were $0.73 and $0.31, respectively.

Prior to its merger with Cody Resources on June 20, 2008, ChromaDex stock had not been quoted in the market.

Prior to the merger, Cody Resources Inc. was quoted on the OTC BB under the symbol “CDYE.OB.”

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Holders of Our Common Stock

As of February 24, 2012, we had approximately 98 registered holders of record of our common stock.

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

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.    We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. We have recently developed and launched the BluScience line of new retail dietary supplement products containing one of these proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.

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

We anticipate that our current cash, cash equivalents and cash generated from operations, the capital raised subsequent to the year ended December 31, 2011 (see Liquidity and Capital Resources below in Item 7 of this Form 10-K) will be sufficient to meet our projected operating plans through the end of December, 2012. We may, however, seek additional capital prior to the end of December, 2012 both to meet our projected operating plans after December, 2012 and/or to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue prior to December, 2012 to meet our projected operating plans, we will revise our projected operating plans accordingly. Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

Our new dietary supplement product line based on the ingredient pTeroPure, BluScience, has recently been launched at most GNC corporate-owned stores nationwide. Two BluScience products are now available at Walgreen’s, and we anticipate that this retailer will soon be making additional BluScience products available for sale. BluScience is also now listed at Drugstore.com. There are currently four specific products in the range (HeartBlu, EternalBlu, Blu2Go and TrimBlu), each of which is directed toward providing a specific health benefit which we believe there is evidence that pTeroPure supports, In addition, each of the products in the range is co-formulated with other ingredients that also support or enhance that product’s particular health benefit. Beyond the distribution obtained to date at GNC, Drugstore.com and Walgreen’s, we are seeking to launch BluScience at numerous additional retailers, including several of the other largest dietary supplement retailers, within the next 12 months.

Some of our operations are subject to regulation by various state and federal agencies.  The current impact of this regulation on our business is not significant, but we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA and USDA regulations relating to composition and labeling. These regulations in some cases, particular for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Results of Operations

We generated net sales of $8,112,610 for the twelve month period ended December 31, 2011 and $7,566,370 for the twelve month period ended January 1, 2011. We incurred a net loss of $7,894,984 for the twelve month period ended December 31, 2011 and a net loss of $2,051,676 for the twelve month period ended January 1, 2011. This equated to a $0.12 loss per basic and diluted share for the twelve month period ended December 31, 2011 versus a $0.04 loss per basic and diluted share for the twelve month period ended January 1, 2011.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients and to increase marketing and sales related expenses for these products, including our new dietary supplement product line BluScience.  We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities.

	Twelve months ending
	December 31, 2011	January 1, 2011	Change
Sales	$8,112,610	$7,566,370	7%
Cost of sales	5,640,791	4,621,525	22%
Gross profit	2,471,819	2,944,845	-16%
Operating expenses - Sales and marketing	2,539,252	1,085,510	134%
- General and administrative	7,796,806	3,876,488	101%
Nonoperating - Interest income	1,397	1,545	-10%
- Interest expenses	(32,142)	(36,068)	-11%
Net loss	$(7,894,984)	$(2,051,676)	285%

Net Sales

Net sales consist of gross sales less returns and discounts. Net sales increased by 7% to $8,112,610 for the twelve month period ended December 31, 2011 as compared to $7,566,370 for the twelve month period ended January 1, 2011. This increase was primarily due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.

Cost of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve month period ended December 31, 2011 was $5,640,791 versus $4,621,525 for the twelve month period ended January 1, 2011. As a percentage of net sales, this represented an 8% increase for the twelve month period ended December 31, 2011 compared with the twelve month period ended January 1, 2011. This percentage increase in cost of sales is largely due to an increase in sales of proprietary ingredients and other bulk dietary supplement grade raw materials.  These proprietary ingredients and bulk dietary supplement grade raw materials have significantly higher costs than other products. We expect to see an increase in the sales of these proprietary ingredients and bulk dietary supplement grade raw materials over the next twelve months.  Increases in sales of these types of products, if significant, will likely cause us to experience lower gross margins as a percentage of sales during this time period.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.  Our gross profit decreased 16% to $2,471,819 for the twelve month period ended December 31, 2011 from $2,944,845 for the twelve month period ended January 1, 2011. The increase in direct costs of sales as a percentage of net sales was the primary cause for the decrease in gross profit.

Operating Expenses - Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to employees and advertising and marketing expenses. Sales and marketing expenses for the twelve month period ended December 31, 2011 was $2,539,252 as compared to $1,085,510 for the twelve month period ended January 1, 2011. This increase was largely due to our increased marketing efforts for our line of proprietary ingredients, including the launch of our new dietary supplement product line BluScience which is based on the ingredient pTeroPure.  For the launch of BluScience, we not only expanded our sales and marketing organization, but also incurred significant additional expenses in advertising, public relations, professional consulting and tradeshows compared to previous periods.

Operating Expenses - General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and Administrative Expenses for the twelve month period ended December 31, 2011, was $7,796,806 as compared to $3,876,488 for the twelve month period ended January 1, 2011.  One of the factors that contributed to this increase was an increase in share-based compensation expenses. Our share-based compensation expense increased to $2,969,150 for the twelve month period ended December 31, 2011 from $1,262,071 for the twelve month period ended January 1, 2011.  This large increase in share-based compensation expense was largely due to our issuance of restricted stock to certain employees and consultants and was also the result of the stock options that were granted following consummation of the 2010 Private Placement with certain investors on May 20, 2010. We will continue to incur significant share-based compensation expenses over the next two years, as the expenses for the restricted stock and the post-closing grants are recognized on a straight-line method over the expected vesting periods.  We have also expanded our executive management and administrative staff in support of the launch of BluScience and pTeroPure.  Wages, benefits and payroll taxes for executive management and administrative staff increased to $1,699,644 for the twelve month period ended December 31, 2011 from $1,146,190 for the twelve month period ended January 1, 2011.  Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expense for the purpose of increasing market and shareholder awareness.  Our investor relations expense increased to $517,891 for the twelve month period ended December 31, 2011 from $221,515 for the twelve month period ended January 1, 2011.  In addition, we incurred certain legal, research and development expenses related to our line of proprietary ingredients.  Legal and research and development expenses related to our line of proprietary ingredients increased to $381,765 for the twelve month period ended December 31, 2011 from $80,276 for the twelve month period ended January 1, 2011.

Nonoperating - Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve month period ended December 31, 2011, was $1,397 as compared to $1,545 for the twelve month period ended January 1, 2011.

Nonoperating - Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the twelve month period ended December 31, 2011, was $32,142 as compared to $36,068 for the twelve month period ended January 1, 2011.

Depreciation and Amortization

For the twelve month period ended December 31, 2011, we recorded approximately $328,632 in depreciation compared to approximately $313,777 for the twelve month period ended January 1, 2011. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve month period ended December 31, 2011, we recorded amortization on intangible assets of approximately $70,249 compared to approximately $73,635 for the twelve month period ended January 1, 2011.

In December 2011, the Company decided to discontinue its BioluminexTM operation.  BioluminexTM is an assay for biological activity and toxicity screening of complex mixtures such as waste water, food and beverage samples and natural product extracts.  In September 2005, the Company licensed patents related to this technology from L&J Becvar, LP.  In consideration of licensed rights to these patents, the Company paid a license fee of $110,000 in cash and issued common stock equal to two percent of outstanding shares on a fully diluted basis.  The licensed rights to these patents were recognized as intangible assets with an estimated fair value of $360,000 and a useful life of 10 years.  At December 31, 2011, the Company determined that these assets no longer had any carrying value as the Company discontinued its operation related to these assets.  The unamortized carrying value of these intangible assets was $133,500 and was recognized as an impairment charge in general and administrative expenses in the statements of operations for the year ended December 31, 2011.

Income Taxes

At December 31, 2011 and January 1, 2011, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2011 and 2010.

Liquidity and Capital Resources

From inception and through December 31, 2011, we have incurred aggregate losses of approximately $18.1 million. These losses are primarily due to overhead costs and general and administrative expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock.

Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, our ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us.

Subsequent to the year ended December 31, 2011, we sold 9,966,666 shares of our common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs in a registered direct offering of these shares.  We also sold 4,933,329 restricted shares of our common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  In addition, as of December 31, 2011, we had 8,553,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,796,248.  There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash. While we anticipate that our current levels of capital will be sufficient to meet our projected operating plans through the end of December, 2012, we may seek additional capital prior to December, 2012 both to meet our projected operating plans after December, 2012 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2012, we will revise our projected operating plans accordingly.

Net cash used in operating activities:

Net cash used in operating activities for the twelve months ended December 31, 2011 was $4,099,000, compared to $2,662,000 for the twelve months ended January 1, 2011.  Along with the net loss, an increase in inventories and prepaid expenses for our new ingredients and retail product lines were the largest uses of cash during the twelve months ended December 31, 2011, while the payment of unpaid compensation from prior years to two officers was the largest use of cash during the twelve months ended January 1, 2011.

We expect that our operating cash flows may fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivables collections, inventory management, and the timing of our payments among other factors.

Net cash used in investing activities:

Net cash used in investing activities was $177,000 for the twelve months ended December 31, 2011, compared to $199,000 for the twelve months ended January 1, 2011. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities:

Net cash provided by financing activities was $2,469,000 for the twelve months ended December 31, 2011, compared to $4,616,000 for the twelve months ended January 1, 2011.  Net cash provided by financing activities for the twelve months ended December 31, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 Private Placement. Net cash provided by financing activities for the twelve months ended January 1, 2011 mainly consisted of proceeds from both the issuance of common stock and the exercise of warrants related to the 2010 Private Placement.

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

Trade Receivables

As of December 31, 2011, we had $723,666 in trade receivables as compared to $1,001,563 as of January 1, 2011.  This decrease is due to decreased sales in the month of December, 2011 versus the month of December, 2010 as well as increased efforts in trade receivables collections.

Inventories

As of December 31, 2011 we had $2,905,600 in inventory as compared to $1,423,035 as of January 1, 2011. This large increase is due to the raw materials and finished goods inventory for our new dietary supplement product line which has recently been launched.

Accounts payable

As of December 31, 2011, we had $2,250,241 in accounts payable as compared to $514,598 as of January 1, 2011.  This increase was primarily due to the timing of payments related to our purchases of inventory for our new dietary supplement product line.

Advances from Customers

As of December 31, 2011, we had $199,693 in advances from customers as compared to $112,427 as of January 1, 2011.  These advances are for large scale contract services and contract research projects where we require a deposit before beginning work.  This increase was due to increase in the large scale projects during the last six months of 2011.

Off-Balance Sheet Arrangements

During the fiscal years ended December 31, 2011 and January 1, 2011, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

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

Revenue recognition:

We recognize sales and the related cost of goods sold at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met:  an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in Net sales.  For the year ending in December 31, 2011, shipping and handling fee billed to customers was $126,342 and the cost of shipping and handling fee billed to customers was $127,370.  For the year ending in January 1, 2011, shipping and handling fee billed to customers was $121,215 and the cost of shipping and handling fee billed to customers was $102,112.  Shipping and handling fees not billed to customers are recognized as cost of sales.

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

Research and development costs:

Research and development costs consist of direct and indirect costs associated with the development of our technologies. These costs are expensed as incurred.

New accounting pronouncements:

For a discussion of recently issued accounting pronouncements, refer to Note 1 appearing in “Item 8 Financial Statements and Supplementary Data” of this report.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.                                Financial Statements and Supplementary Data

The financial statements and supplementary data are set forth in the pages listed below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ChromaDex Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 15, 2012 expressed an  opinion that  ChromaDex Corporation and Subsidiaries’ had not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ChromaDex Corporation

We have audited ChromaDex Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  ChromaDex Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.   Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment.  The Company did not properly account for its non employee share based compensation as required under Accounting Standards Codification 718 Stock Based Compensation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ChromaDex Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2011 consolidated financial statements of ChromaDex Corporation and Subsidiaries  and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
March 15, 2012

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets
December 31, 2011 and January 1, 2011

Assets	2011	2010

Current Assets
Cash	$420,152	$2,226,459
Trade receivables, less allowance for doubtful accounts 2011 $9,000; 2010 $18,000	723,666	1,001,563
Inventories	2,905,600	1,423,035
Prepaid expenses and other assets	903,934	243,967
Total current assets	4,953,352	4,895,024

Leasehold Improvements and Equipment, net	1,172,288	1,303,108

Deposits and Other Noncurrent Assets
Deposits	44,159	31,415
Intangible assets, less accumulated amortization 2011 $834,169; 2010 $990,420	100,106	277,855
Total deposits and other noncurrent assets	144,265	309,270

Total assets	$6,269,905	$6,507,402

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,250,241	$514,598
Accrued expenses	755,967	371,020
Current maturities of capital lease obligations	77,356	78,577
Customer deposits and other	199,693	112,427
Deferred rent, current	59,743	62,664
Total current liabilities	3,343,000	1,139,286

Capital lease obligations, less current maturities	164,729	198,071

Deferred rent, less current	200,890	233,822

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding 2011 72,939,996 and 2010 60,875,325 shares	72,940	60,875
Additional paid-in capital	20,542,532	15,034,550
Accumulated deficit	(18,054,186)	(10,159,202)
Total stockholders' equity	2,561,286	4,936,223

Total liabilities and stockholders' equity	$6,269,905	$6,507,402

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2011 and January 1, 2011

	2011	2010

Sales	$8,112,610	$7,566,370
Cost of sales	5,640,791	4,621,525

Gross profit	2,471,819	2,944,845

Operating expenses:
Sales and marketing	2,539,252	1,085,510
General and administrative	7,796,806	3,876,488
Operating expenses	10,336,058	4,961,998

Operating loss	(7,864,239)	(2,017,153)

Nonoperating income (expenses):
Interest income	1,397	1,545
Interest expense	(32,142)	(36,068)
Nonoperating expenses	(30,745)	(34,523)

Net loss	$(7,894,984)	$(2,051,676)

Basic and Diluted loss per common share	$(0.12)	$(0.04)

Basic and Diluted weighted average common shares outstanding	68,306,812	48,251,930

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and January 1, 2011

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 2, 2010	28,838,216	$28,838	$9,126,141	$(8,107,526)	$1,047,453

Issuance of common stock, net of offering costs of $188,372	26,249,983	26,250	3,460,376	-	3,486,626

Exercise of warrants	5,787,126	5,787	1,185,962	-	1,191,749

Share-based compensation	-	-	1,262,071	-	1,262,071

Net loss	-	-	-	(2,051,676)	(2,051,676)

Balance, January 1, 2011	60,875,325	60,875	15,034,550	(10,159,202)	4,936,223

Exercise of stock options	43,248	43	26,355	-	26,398

Exercise of warrants	12,021,423	12,022	2,512,477	-	2,524,499

Share-based compensation	-	-	2,969,150	-	2,969,150

Net loss	-	-	-	(7,894,984)	(7,894,984)

Balance, December 31, 2011	72,939,996	$72,940	$20,542,532	$(18,054,186)	$2,561,286

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and January 1, 2011

	2011	2010

Cash Flows from Operating Activities
Net loss	$(7,894,984)	$(2,051,676)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation of leasehold improvements and equipment	328,632	313,777
Amortization of intangibles	70,249	73,635
Share-based compensation expense	2,969,150	1,262,071
Loss from impairment of intangibles	133,500	-
Loss from disposal of equipment	-	20,640
Changes in operating assets and liabilities:
Trade receivables	277,897	(503,635)
Inventories	(1,482,565)	(500,275)
Prepaid expenses and other assets	(672,711)	(127,361)
Accounts payable	1,735,643	(33,712)
Accrued expenses	384,947	100,770
Customer deposits and other	87,266	(14,091)
Deferred rent	(35,853)	(23,487)
Due to officers	-	(1,178,206)
Net cash (used in) operating activities	(4,098,829)	(2,661,550)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(150,663)	(169,136)
Purchase of intangible assets	(26,000)	(30,000)
Net cash (used in) investing activities	(176,663)	(199,136)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	3,486,626
Proceeds from exercise of stock options	26,398	-
Proceeds from exercise of warrants	2,524,499	1,191,749
Principal payments on capital leases	(81,712)	(62,608)
Net cash provided by financing activities	2,469,185	4,615,767

Net increase (decrease) in cash	(1,806,307)	1,755,081

Cash Beginning of Year	2,226,459	471,378

Cash Ending of Year	$420,152	$2,226,459

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$32,142	$36,068
Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$47,149	$264,958

See Notes to Consolidated Financial Statements.

Note 1.                                Nature of Business and Significant Accounting Policies

Nature of business:  ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and Chromadex Analytics, Inc. (collectively, the “Company”) are a natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, cosmetic and pharmaceutical industries.  The Company supplies ingredients, phytochemical reference standards, and related phytochemical products and services.  The Company recently launched its BluScience retail consumer line based on its proprietary ingredients.  The Company provides these products and services at various terms with payment terms of primarily net 30 days for non-retailers.

Significant accounting policies are as follows:

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.  The fiscal years ended December 31, 2011 (referred to as 2011), and January 1, 2011 (referred to as 2010), each consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in Net sales.  For the year ending in December 31, 2011, shipping and handling fee billed to customers was $126,342 and the cost of shipping and handling fee billed to customers was $127,370.  For the year ending in January 1, 2011, shipping and handling fee billed to customers was $121,215 and the cost of shipping and handling fee billed to customers was $102,112.  Shipping and handling fees not billed to customers are recognized as cost of sales.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $226,582 and $167,260 for the periods ended December 31, 2011 and January 1, 2011 respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended December 31, 2011 and January 1, 2011 are as follows:

	2011	2010
Reference standards	$1,458,912	$1,180,922
Bulk ingredients	174,847	409,373
Dietary supplements – raw materials	709,476	-
Dietary supplements – work in process	38,293	-
Dietary supplements – finished goods	750,654	-
	3,132,182	1,590,295
Less valuation allowance	226,582	167,260
	$2,905,600	$1,423,035

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

Leasehold improvements and equipment:  Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment. Depreciation on equipment under capital lease is included with depreciation on owned assets.  Useful lives of leasehold improvements and equipment for each of the category are as follows:

Useful Life
Leasehold improvements	Until the end of the lease term
Computer equipment	3 to 5 years
Furniture and fixtures	7 years
Laboratory equipment	10 years

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2008 to 2011, which statutes expire in 2012 to 2014, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2011, the Company has no liability for unrecognized tax benefits.

Research and development costs:  Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.  Research and development costs for the periods ended December 31, 2011 and January 1, 2011 were $96,788 and $26,244, respectively.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense for the periods ended December 31, 2011 and January 1, 2011 were $418,108 and $134,633, respectively.

Share based compensation:  The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees.  For employees, share based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee is required to provide services for the award.  For non-employees, share based compensation cost is recorded for all option grants and is remeasured over the vesting term as earned.  The expense is recognized over the period the non-employee is required to provide services for the award.

The Company recognizes compensation expense over the requisite service period using the straight-line method for option grants without performance conditions.  For stock options that have both service and performance conditions, the Company recognizes compensation expense using the graded attribution method.  Compensation expense for stock options with performance conditions is recognized only for those awards expected to vest.

Financial instruments:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values.

New accounting pronouncements:  In May 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”, which updates Accounting Standard Codification (ASC) Topic 820.  ASU No. 2011-04 clarifies the intent of ASC 820 around the highest and best use concept being relevant only to nonfinancial assets, the fair value of instruments in shareholders’ equity should be measured from the perspective of a market participant holding the instrument as an asset, and the appropriate usage of premiums and discounts in a fair value measurement.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Note 2.                                Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended December 31, 2011 and January 1, 2011.

	Years Ended
	2011	2010
Basic weighted average common shares outstanding	68,306,812	48,251,930
Warrants and options in the money, net	7,677,914	17,536,919
Weighted average common shares outstanding assuming dilution	75,984,726	65,788,849

Total warrants and options that were not “in the money” at December 31, 2011 and January 1, 2011 were 17,114,450 and 15,579,068 respectively.

Note 3.                                Intangible Assets

Intangible assets consisted of the following:

	2011		2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
License agreements	$934,275	$834,169	$1,268,275	$990,420

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended December 31, 2011 and January 1, 2011 was $70,249 and $73,635, respectively.

In December 2011, the Company decided to discontinue its BioluminexTM operation.  BioluminexTM is an assay for biological activity and toxicity screening of complex mixtures such as waste water, food and beverage samples and natural product extracts.  In September 2005, the Company licensed patents related to this technology from L&J Becvar, LP.  In consideration of licensed rights to these patents, the Company paid a license fee of $110,000 in cash and issued common stock equal to two percent of outstanding shares on a fully diluted basis.  The licensed rights to these patents were recognized as intangible assets with an estimated fair value of $360,000 and a useful life of 10 years.  At December 31, 2011, the Company determined that these assets no longer had any carrying value as the Company discontinued its operation related to these assets.  The unamortized carrying value of these intangible assets was $133,500 and was recognized as an impairment charge in general and administrative expenses in the statements of operations for the year ended December 31, 2011.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2012	13,428
2013	13,428
2014	13,428
2015	13,428
2016	13,428
Thereafter	32,966
$100,106

Note 4.                                Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2011	2010

Laboratory equipment	$2,378,122	$2,336,954
Leasehold improvements	403,971	372,943
Computer equipment	302,518	248,374
Furniture and fixtures	18,313	18,313
Office equipment	7,877	3,445
Construction in progress	149,086	86,294
	3,259,887	3,066,323
Less accumulated depreciation	2,087,599	1,763,215
	$1,172,288	$1,303,108

Note 5.                                Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $372,027 and $392,878 and accumulated amortization of $77,883 and $71,421 as of December 31, 2011 and January 1, 2011, respectively.

Minimum future lease payments under capital leases as of December 31, 2011, are as follows:

Year ending December:
2012	$102,100
2013	80,920
2014	80,920
2015	20,767
2016	7,875
Total minimum lease payments	292,582
Less amount representing interest	50,497
Present value of net minimum lease payments	242,085
Less current portion	77,356
Long-term obligations under capital leases	$164,729

Interest expense related to capital leases was $32,142 and $36,068 for the years ended December 31, 2011 and January 1, 2011, respectively.

Note 6.                                Accrued Expenses

Accrued expenses consisted of:

	2011	2010

Salaries and vacation	$361,269	$172,340
Professional services	120,797	83,927
Other	273,901	114,753
	$755,967	$371,020

Note 7.                                Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2011 and 2010 compared to the Company’s income tax expense for the years ended December 31, 2011 and January 1, 2011 is as follows:

	2011	2010

Income tax expense (benefit) at statutory rate	$(2,684,000)	$(698,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(382,000)	(93,000)
Nondeductible expenses	135,000	74,000
Change in effective tax rate	(26,000)	67,000
Change in valuation allowance	2,953,000	642,000
Other	4,000	8,000
	$-	$-

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2011 and January 1, 2011:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$4,757,000	$2,920,000
Stock options and restricted stock	1,620,000	589,000
Inventory reserve	88,000	64,000
Allowance for doubtful accounts	4,000	7,000
Accrued expenses	86,000	36,000
Intangibles	63,000	66,000
Deferred rent	42,000	43,000
	6,660,000	3,725,000
Less valuation allowance	6,493,000	3,540,000
	167,000	185,000

Deferred tax liabilities:
Leasehold improvements and equipment	(129,000)	(148,000)
Prepaid expenses	(38,000)	(37,000)
	(167,000)	(185,000)

	$-	$-

The Company has tax net operating loss carryforwards available to offset future federal taxable income and future state taxable income of approximately $12,187,000 and $11,425,000, respectively which begin to expire in year ending December 31, 2023 and 2013, respectively.  Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward.  The Company has determined that the stocks issued in the year 2010 created a change in control under the Internal Revenue Code Section 382.  This limitation is not expected to be significant.

Note 8.                                Employee Equity Incentive Plan

Stock Option Plans

At the discretion of management and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board of Directors determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company under its Second Amended and Restated 2007 Equity Incentive Plan is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 1,040,312 at December 31, 2011. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

 The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the years ended December 31, 2011 and January 1, 2011.

Year Ended December	2011	2010
Volatility	31.56%	32.05%
Expected dividends	0.00%	0.00%
Expected term	5.8 years	5.1 years
Risk-free rate	2.20%	1.92%

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

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees.  These options vest ratably over a defined period following grant date after a passage a service period.

The following table summarizes service period based stock options activity at December 31, 2011 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	12,926,131	$1.52

Options Granted	1,402,177	1.56
Options Exercised	(43,248)	0.61		$52,228
Options Forfeited	(389,188)	1.48
Outstanding at December 31, 2011	13,895,872	$1.53	6.78	$25,854

Exercisable at December 31, 2011	6,798,689	$1.48	6.50	$18,140

The aggregate intrinsic values at December 31, 2011 in the table above are before income taxes, based on the Company’s closing stock price of $0.55 on the last day of business for the year ended December 31, 2011.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company.  If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at December 31, 2011 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,000,000	$1.65

Options Granted	200,000	1.59
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2011	1,200,000	$1.64	8.93	$-

Exercisable at December 31, 2011	-	$-	-	$-

As of December 31, 2011, there was $2,289,689 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 1.69 years as of December 31, 2011.  The weighted average fair value of options granted during the years ended December 31, 2011, and January 1, 2011was $0.53, and $0.45 respectively.  The realized tax benefit from stock options for the years ended December 31, 2011, and January 1, 2011was $0, based on the Company’s election of the “with and without” approach. The fair value of the options that vested during the years ended December 31, 2011 and January 1, 2011 was $1,763,180 and $301,078, respectively.

Restricted Stock

Restricted stock awards granted by the Company to employees generally have two vesting conditions, a service condition for continuous employment and a stock market condition tied to the Company’s stock price.  On November 15, 2010, the Company awarded 1,000,000 shares of restricted stock to our President, William F. Spengler.  These restricted shares will fully vest in three years, provided that Mr. Spengler is continuously employed by the Company through the vesting date and that a certain Stock Performance Condition is met.

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

The following table summarizes activity of restricted stock awards granted to employees at December 31, 2011 and changes during the year then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 1, 2011	1,000,000	$1.27

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 31, 2011	1,000,000	$1.27

Expected to Vest as of December 31, 2011	1,000,000	$1.27

As of December 31, 2011, there was $794,018 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  That cost is expected to be recognized over a period of 1.88 years as of December 31, 2011.

For the employee equity incentive plan, the Company recognized share-based compensation expense of $2,677,891 and $1,194,275 in general and administrative expenses in the statement of operations for the years ended December 31, 2011 and January 1, 2011.

Note 9.                                Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees at December 31, 2011 and changes during the year ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2011	1,097,300	$1.23	6.26	$14,000

Exercisable at December 31, 2011	800,567	$1.13	5.54	$13,500

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.55 on the last day of business for the year ended December 31, 2011.

As of December 31, 2011, there was $6,665 of total unrecognized compensation expense related to nonvested share based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 0.45 years as of December 31, 2011.   The weighted average fair value options granted during the year ended January 1, 2011 was $0.40.  We did not grant any options during the year ended December 31, 2011 to non-employees.  The fair value of the options that vested during the years ended December 31, 2011 and January 1, 2011 was $10,413 and $34,356, respectively.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

During the year ended December 31, 2011, the Company awarded 1,170,000 shares of restricted stock at a purchase price of $0.14 per share to certain consultants as compensation for services to the Company.  These restricted shares will fully vest on various dates in the year 2012, provided that no termination events defined in the related consulting agreements have occurred on or prior to such vesting dates.

The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of non-employee restricted stock awards at December 31, 2011 was $479,700, which represents the market value of the Company’s common stock on December 31, 2011 less the purchase price.  The fair value is remeasured over the vesting term until vested and the fair value is expensed over the applicable service period.

The following table summarizes activity of restricted stock awards to non-employees at December 31, 2011 and changes during the year then ended:

	Shares	Weighted Average Fair Value at December 31, 2011
Unvested shares at January 1, 2011	-	$-

Granted	1,170,000	0.41
Vested	-	-
Forfeited	-	-
Unvested shares at December 31, 2011	1,170,000	$0.41

Expected to Vest as of December 31, 2011	1,170,000	$0.41

As of December 31, 2011, there was $303,943 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a weighted average period of 0.73 year as of December 31, 2011.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $291,259 and $67,796 in general and administrative expenses in the statement of operations for the years ended December 31, 2011 and January 1, 2011.

Note 10.                      Warrants

During the year ended December 31, 2011, 12,021,423 of the Warrants with an exercise price of $0.21 per share have been exercised and the Company received proceeds of $2,524,499 from exercise of the Warrants.  These Warrants were issued during the year ended January 1, 2011 pursuant to the Subscription Agreement entered into by the Company on April 22, 2010.

At December 31, 2011, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At December 31, 2011	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	1.30
2010 Private Placement Equity Offering	$0.21	8,553,564	1.39
	$0.68	10,271,914	1.37

Note 11.                      Commitments

Lease

The Company leases its office and research facilities in California and Colorado under operating lease agreements that expire at various dates from August 2012 through April 2016. Monthly lease payments range from $1,029 per month to $20,854 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2012	$467,870
2013	474,907
2014	270,801
2015	278,925
2016	93,886
$1,586,389

Rent expense was $467,675, and $467,468 for the years ended December 31, 2011 and January 1, 2011, respectively.

Royalty

The Company has five royalty agreements related to certain products the Company offers to its customers.  These agreements expire at various dates from December 31, 2019 through May 11, 2031.  Yearly minimum royalty payments range from $5,000 per year to $30,000 per year, however yearly minimum royalty payments are deferred until first commercial sale for certain agreements.  These minimum royalty payments escalate each year with a maximum of $40,000 per year.  In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements.  Total royalty expense for the year ended December 31, 2011 and January 1, 2011 was $37,258 and $63,263, respectively under these agreements.  Minimum royalties for the next five years are $37,745, $37,681, $39,315, $41,031 and $42,833 for fiscal years 2012, 2013, 2014, 2015 and 2016, respectively.

Note 12.                      Litigation

 We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.

Note 13.                      Business Segmentation and Geographical Distribution

Revenue from international sources approximated $1,900,000 and $1,990,000 for the years ended December 31, 2011 and January 1, 2011, respectively.  International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s operations comprise a single business segment and all of the Company’s long-lived assets are located within the United States.

Note 14.                      Management’s Plans of Operations

The Company has incurred a loss from operations of $7,864,239 and a net loss of $7,894,984 for the year ended December 31, 2011, and a net loss of $2,051,676 for the year ended January 1, 2011.  One of the factors that contributed to this increase in loss was an increase in share-based compensation expense.  The Company’s share-based compensation expense increased to $2,969,150 for the year ended December 31, 2011 from $1,262,071 for the year ended January 1, 2011.  This large increase in share-based compensation expense was largely due to stock options that were granted following consummation of the 2010 Private Placement and was also the result of the Company issuing restricted stock to certain employees and consultants.  The Company will continue to incur significant share-based compensation expenses over the next two years.  In addition, sales and marketing expenses increased to $2,539,252 for the twelve month period ended December 31, 2011 from $1,085,510 for the twelve month period ended January 1, 2011, which contributed to the increase in loss.  The increase in sales and marketing expenses was largely due to the Company’s increased marketing efforts for the Company’s line of proprietary ingredients, including the launch of the Company’s new dietary supplement product line BluScience which is based on the ingredient pTeroPure.  For the launch of BluScience, we not only expanded our sales and marketing staff, but also incurred significant additional expenses in advertising, public relations, professional consulting and tradeshows compared to previous periods.  Another factor that contributed to this increase in loss was the expansion of the Company’s executive management and administrative staff in support of launch of BluScience and pTeroPure.  Wages, benefits and payroll taxes for executive management and administrative staff increased to $1,699,644 for the twelve month period ended December 31, 2011 from $1,146,190 for the twelve month period ended January 1, 2011.

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

Subsequent to the period ended December 31, 2011, the Company entered into a definitive agreement with investors in a registered direct offering and sold 9,966,666 shares of common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs.  In addition, the Company entered into an agreement with investors including several members of the Company’s management and sold 4,933,329 restricted shares of common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  More information regarding these capital raises is set forth in Note 15.  The Company anticipates the capital raised from these transactions will be sufficient to implement its current business plan through the end of December, 2012.  However, if the Company determines that it needs additional financing to further enable its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.  If adequate financing is not available, the Company may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital after December, 2012.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 15.     Subsequent Events

On January 31, 2012, the Company entered into a definitive agreement with investors in a registered direct offering of common stock at a price per share of $0.75.  In addition, on January 31, 2012, the Company entered into an agreement with investors including several members of the Company’s management for the sale of restricted shares of common stock at a price per share of $0.75 per share in a private placement.  On February 9, 2012, the registered direct offering was consummated and the Company sold 9,966,666 shares of common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs.  In addition, on February 10, 2012, the sale to investors including several members of the Company’s management in a private placement was consummated and the Company sold 4,933,329 restricted shares of common stock at a price per share of $0.75 per share for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.

On January 23, 2012, Jeffrey Himmel joined the Company as its Chief Executive Officer.  The role of Chief Executive Officer was previously held by Frank Jaksch Jr., a member of the Company’s Board of Directors.  In connection with the appointment of Mr. Himmel as the Company’s Chief Executive Officer, Mr. Jaksch was appointed as its Chief Scientific Officer.  Mr. Jaksch will remain a member of the Board.  The Company continues to consider Mr. Jaksch as its principal executive officer. In connection with his employment, Mr. Himmel was issued (i) 100,000 shares of the Company’s common stock; (ii) an option to purchase 1,000,000 shares of the Company’s common stock; and (iii) an option to purchase an additional 1,000,000 shares of the Company’s common stock.  The options issued to Mr. Himmel have a term of five years, have an exercise price equal to the fair market value of the common stock of the Company on the date of the grant, and fully vest in three years.  In addition, Mr. Himmel was awarded 1,000,000 shares of the Company’s restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that certain stock performance condition is met.

       On February 13, 2012, Jeffrey Himmel agreed to assume the additional position of President of the Company and William Spengler ceased serving in all positions held with the Company and its subsidiaries.  In addition, on February 17, 2012 Mr. Spengler resigned from his position as a director of the Company.

On February 21, 2012, the Board of Directors appointed Debra Heim, its Chief Operating Officer and President of Consumer Products, of the Company.  In connection with her employment, Ms. Heim was issued (i) 75,000 shares of the Company’s common stock; (ii) an option to purchase 750,000 shares of the Company’s common stock; and (iii) an option to purchase an additional 750,000 shares of the Company’s common stock.   The options issued to Ms. Heim have a term of five years, have an exercise price equal to the fair market value of the common stock of the Company on the date of the grant, and fully vest in three years.  In addition, Ms. Heim was awarded 750,000 shares of the Company’s restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that certain stock performance condition is met.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011, based upon the material weakness discussed below.

Inherent Limitations on Disclosure Controls and Procedures

The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our  internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2011. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria due to the material weakness disclosed below.

During our 2011 year-end audit, our independent auditors identified a material weakness in our internal control over financial reporting regarding our  treatment of the measurement date and subsequent expense recognition for restricted stock issued to certain of our consultants.  As a result, our management has concluded that our internal control over financial reporting was ineffective as December 31, 2011 at the reasonable assurance level.

We believe that we have remediated this material weakness and improved the effectiveness of our internal control over financial reporting by hiring an additional independent accounting firm to provide treatment guidance on all equity instruments issued to consultants and third parties.  Management believes this change in our internal controls has remediated the corresponding material weakness described above.

Inherent Limitations on Internal Control

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of control. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal control over financial reporting is designed to provide reasonable assurance of achieving their objectives.

Attestation Report of the Registered Public Accounting Firm

This Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was subject to attestation by our independent registered public accounting firm since we are presently reporting as an “accelerated filer.”  As a result of the ineffectiveness of our internal control over financial reporting, the report of our independent registered public accounting firm contains an adverse opinion regarding such internal control over financial reporting control but it does not state that there is or has been an ineffectiveness leading to misstatement, material or otherwise, in our financial statements.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Except as hereinafter noted, the information concerning our directors and executive officers is incorporated by reference from the section entitled “Proposal 1: Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

               We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, our principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance-Highlights.”  If we amend our Code of Conduct as it applies to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the code of conduct to any such person, we will disclose such amendment or waiver on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance-Highlights.”

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning beneficial stock ownership is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	16,193,172	$1.52	1,040,312	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	16,193,172	$1.52	1,040,312	(1)

(1)
Pursuant to our Second Amended and Restated 2007 Equity Incentive Plan, we are authorized to issue shares under this plan that total no more than 20% of our shares of common stock issued and outstanding, as determined on a fully diluted basis.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March 2012.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Scientific Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Scientific Officer and Director	March 15, 2012
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 15, 2012
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ MICHAEL BRAUSER	Co-Chairman of the Board and Director	March 15, 2012
Michael Brauser

/s/ BARRY C. HONIG	Co-Chairman of the Board and Director	March 15, 2012
Barry C. Honig

/s/ STEPHEN BLOCK	Director	March 15, 2012
Stephen Block

/s/ REID DABNEY	Director	March 15, 2012
Reid Dabney

/s/ GLENN L. HALPRYN	Director	March 15, 2012
Glenn L. Halpryn

/s/ CURTIS A. LOCKSHIN	Director	March 15, 2012
Curtis A. Lockshin

/s/ HUGH DUNKERLEY	Director	March 15, 2012
Hugh Dunkerley

/s/ MARK S. GERMAIN	Director	March 15, 2012
Mark S. Germain

/s/ JEFFREY HIMMEL	Director	March 15, 2012
Jeffrey Himmel

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5
Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

4.6
Form of Warrant under the Subscription Agreement, dated as of April 22, 2010 (incorporated by reference from, and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Employment Agreement dated as of October 27, 2010, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8
Amendment to Employment Agreement dated as of March 14, 2011, between ChromaDex, Inc. and William F. Spengler+ (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011)

10.9
Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.10
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.11
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.13
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.14
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17
Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.18
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.19
Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.20
Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.21
Subscription Agreement, dated November 29, 2009, between Jinke Group (Hong Kong) Ltd and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)

10.22
Subscription Agreement, dated April 22, 2010, between ChromaDex Corporation and the subscribers listed on the signature pages thereto (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.23
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.24
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.25
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.26
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Notes to Consolidated Financial Statements.
 _________
❖	Filed herewith.
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