Form 10-K/A
period 2011-12-31
ChromaDex Corp.
filed 2012-04-30
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1
TO ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Number of shares of common stock of the registrant outstanding as of April 30, 2012 : 91,124,548

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item	PART III
10.	Directors, Executive Officers and Corporate Governance	1
11.	Executive Compensation	7
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
13.	Certain Relationships and Related Transactions, and Director Independence	23
14.	Principal Accounting Fees and Services	23

	PART IV

15.	Exhibits and Financial Statement Schedules	24
	Signatures	25

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and restates our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Form 10-K”).  We are filing this Amendment to include information that we had originally intended to incorporate from our definitive proxy statement, because the definitive proxy statement is not being filed within 120 days of the end of our fiscal year ended December 31, 2011.  This Amendment amends and restates Items 10 through 14 of Part III of the Original Form 10-K in their entirety, and the reference on the cover of  the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the annual Report is hereby amended to delete that reference.  In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to ChromaDex Corporation and its subsidiaries.  Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

-i-

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our current directors and executive officers.  Our directors hold office for one-year terms until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Name	Age	Position
Jeffrey Himmel	58	President, Chief Executive Officer and Director
Frank Jaksch, Jr.	43	Chief Scientific Officer and Director
Thomas Varvaro	42	Chief Financial Officer
Debra Heim	43	Chief Operating Officer
Michael Brauser	56	Co-Chairman of the Board
Barry Honig	41	Co-Chairman of the Board
Stephen A. Block (1)(2)	67	Director
Reid Dabney (1)	60	Director
Hugh Dunkerley (2)(3)	38	Director
Mark S. Germain (3)	61	Director
Glenn L. Halpryn (1)(3)	51	Director
Curtis A. Lockshin (2)	51	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating Committee.

Board of Directors

Our Board currently consists of ten members, eight of whom are independent within the independence requirements of Marketplace Rule 5650(a)(2) of the NASDAQ Stock Market, Inc.  Each of our directors will serve until the 2012 annual meeting of the stockholders or until a successor is duly elected and qualified.  On October 14, 2011, the Board appointed each of Michael Brauser, Barry Honig and William Spengler as directors.  Immediately prior to the appointment of each of Messrs. Brauser, Honig and Spengler, the Board adopted a resolution increasing the size of the Board from seven directors to ten directors.  Following such action, three vacancies existed on the Board, which Messrs. Brauser, Honig and Spengler were appointed to fill.  On February 7, 2012, the Board appointed Jeffrey Himmel, our Chief Executive Officer, as a director.  Immediately prior to the appointment of Mr. Himmel the Board adopted a resolution increasing the size of the Board from ten directors to eleven directors.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company and on February 17, 2012, Mr. Spengler resigned from his position as a director of the Company.

Listed below are the biographical summaries and ages as of April 4, 2012 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Michael H. Brauser, 56, has served as Co-Chairman of the Board since October 2011 and served on the Compensation Committee of the Company from May 2010 to March 2011.  Mr. Brauser has been the manager of, and an investor with, Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 to 2002, he served as president and chief executive officer of Naviant, Inc. (eDirect, Inc.), an internet marketing company. He also was the founder of Seisant, Inc. (eData.com, Inc.). Mr. Brauser served as co-chairman of the board of directors of InterCLICK (ICLK) from 2007 to 2011.  The Nominating and Corporate Governance Committee believes that Mr. Brauser’s past experience as co-chairman of the board of directors of ICLK and as a manager of an investment company bring extensive business and management expertise to the Board.

Barry Honig, 41, has served as Co-Chairman of the Board since October, 2011.  Mr. Honig is a specialist in corporate finance and structuring. He served as chairman of ICLK, a $150 million NASDAQ company from 2007 to 2011.  Since 2003, Mr. Honig has served as a consultant to numerous emerging growth companies in all stages of the corporate lifecycle from startup through IPO/APO. His expertise includes capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Since 2004, Mr. Honig has served as president and founder of GRQ Consultants Inc., an investor in, and consultant to, early stage companies. From 1998 to 2001, Mr. Honig worked at Ramius Capital trading in distressed equities, arbitrage, long/short and other specialized trading strategies. The Nominating and Corporate Governance Committee believes that Mr. Honig’s past experience as co-chairman of the board of directors of ICLK and as a consultant to numerous emerging growth companies bring extensive business and management expertise to the Board.

Jeffrey Himmel, 58, has been the Chief Executive Officer of the Company since January 2012 and a member of Board since February 2012.  Mr. Himmel is the former chairman of The Himmel Group. The Himmel Group has built branded consumer products in a range of consumer packaged goods areas including personal health care and nutritional foods, most recently OVALTINE, under license from Novartis Nutrition, until the brand was sold to Nestle in 2007, and GOLD BOND MEDICATED POWDER, a line of medicated skin care products which The Himmel Group built from a small New England brand with sales of $1 million into the market leader in the U.S., which was sold to Chattem, Inc. in 1996.  Mr. Himmel is a former member of the board of directors of The Wharton School at the University of Pennsylvania Undergraduate Executive Board (1999-2010), and is a member of the board of directors of The Consumer Healthcare Products Association, the industry trade organization for the over-the-counter pharmaceutical and dietary supplements industries, a member of its finance committee, and chairman of its audit committee (1991-Present). He received a B.S. in Economics from the Wharton School of Finance and Commerce at the University of Pennsylvania (1975), a Master of Science in Taxation from Bentley College (1978), and is a former member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.  The Nominating and Corporate Governance Committee believes that Mr. Himmel’s past experience as the chairman of The Himmel Group, which has built branded consumer products, brings extensive business and management expertise, industry knowledge and merger and acquisition experience to the Board.

Frank L. Jaksch Jr., 43, is a co-founder of the Company and has served as a member of Board since 2000.  Mr. Jaksch served as Chairman of the Board from 2010 to 2011 and was its Co-Chairman from 2000 to 2010.  Mr. Jaksch currently serves as Chief Scientific Officer and was Chief Executive Officer from 2000 to January 2012. Mr. Jaksch oversees research, strategy and operations for the Company with a focus on scientific and novel products for pharmaceutical and nutraceutical markets.  From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions.  Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business bring an understanding of the industries in which the Company operates as well as scientific expertise to the Board.

Stephen A. Block, 67, has been a director of the Company since 2007 and Chair of the Compensation Committee and a member of the Audit Committee since 2007.  From May 2010 to October 2011,  Mr. Block served as Lead Independent Director to the Board. Mr. Block is also a director and chair of the nominating and corporate governance committee and a member of the audit committee of Senomyx, Inc., a public biotech company.  He has served on the board of directors of Senomyx, Inc. since 2005 He also serves as a director of Masher Media, Inc., or which he was also a co-founder. Until December 2011, he also served as the chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and, until March 2012, as a director of Allylix, Inc. He served on the boards of directors of these privately held companies since 2007, 2008, and 2009, respectively.  Mr. Block retired as senior vice president, general counsel and secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s chief legal officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as senior vice president, general counsel, secretary and director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock & Stroock & Lavan.  Mr. Block currently serves as an industry consultant and as a member of the executive committee of the Orange County network of Tech Coast Angels, a leading angel investing group, and as a managing director of Venture Farm LLC, an early stage venture capital firm. Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School.  The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the chief legal officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies.  In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 60, has served as a director of the Company and has chaired the Audit Committee since October 2007.  Mr. Dabney is the Company’s audit committee financial expert.  Since November 2008, he has also served as a managing director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.'s (CEOS.OB) (a Software As A Service (SaaS) technology provider's) senior vice president and chief financial officer. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney served as vice president of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California.  Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from the Financial Industry Regulatory Authority (FINRA). The Nominating and Corporate Governance Committee believes that Mr. Dabney's experience as chief financial officer of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 38, has served as a director of the Company since December 2005 and has served on the Nominating and Governance Committee since 2007 and on the Compensation Committee since May 2010. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex.  Since April 2011, Mr. Dunkerley has been an executive vice president, Capital Markets of COR Capital LLC, an investment fund based in Santa Monica, CA. He is a director, secretary and sits on the compensation committee for COR Securities Holdings, Inc, the parent company of Legent Clearing LLC, a national clearing and settlements firm.  Mr. Dunkerley was a Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, from February 2009 to March 2011 where he was active in implementing the Dodd-Frank Wall Street Reform Act, along with the oversight of securities and derivatives portfolios for large money center banks. He was president and chief executive officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October, 2007 to February, 2009. He had served as Cecor's chief operating officer from June 2007 to October, 2007 and as vice president of corporate finance from June 2006 to June 2007. From January 2006 to July 2006, Mr. Dunkerley served as vice president of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies.  Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7 and 66 licenses from FINRA. The Nominating and Corporate Governance Committee believe that Mr. Dunkerley's experience as the chief executive offricer of a public company and his extensive financial market experience qualify him to sit on the Nominating and Corporate Governance Committee and the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 61, is a co-founder of the Company and has served on the Nominating and Corporate Governance since May 2010. He served on the Audit Committee from October 2007 to May 2010, and as Co-Chairman of the Board from 2000 to 2010.  Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, chairman of the board of directors of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He was a partner in a New York law firm practicing corporate and securities law until 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991.  Mr. Germain is currently a director of the following publicly traded companies: Omnimmune Holdings, Inc. (OTCBB: OMMHE.OB), a biotechnology company, Stem Cell Innovations, Inc. (OTC:SCLL.PK), a cell biology company, Collexis Holdings, Inc. (OTC:CLXS.PK), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ:PSTI), a bio-therapeutics company.  During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ: REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTCBB: ILNS.OB), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field.  He graduated from New York University School of Law, Order of the Coif, in 1975.  The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Glenn L. Halpryn, 51, has served as Chairman of the Nominating and Corporate Governance Committee and has served on the Audit Committee since May 2010.  Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001.  Mr. Halpryn currently serves as a director of Sorrento Therapeutics (OTCBB:SRNE.OB), a biopharmaceutical company, Castle Brands Inc. (AMEX:ROX), a developer and international marketer of premium branded spirits, and SearchMedia Holdings Limited (AMEX:IDI), a China-based billboard and in-elevator advertising company.  From September 2008 until May 2010, Mr. Halpryn also served as a director of Winston Pharmaceuticals, Inc. (OTCBB:WPHM.OB), a pharmaceutical company specializing in skin creams and pain medications.  From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. (AMEX:IVD). Mr. Halpryn served as chairman of the board of directors and chief executive officer of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) (AMEX:PLX) from April 2001 to December 2006.  From April 1988 to June 1998, Mr. Halpryn was vice chairman of Central Bank, a Florida state-chartered bank.  Since June 1987, Mr. Halpryn has been the president of and a beneficial owner of United Security Corporation, a broker-dealer registered with FINRA. The Nominating and Corporate Governance Committee believes that Mr. Halpryn’s past experience as the board member of other public companies bring financial expertise and industry knowledge to the Board.

Curtis A. Lockshin, PhD, 51, has served as a member of the Compensation Committee since March 2011.  Dr. Lockshin is an independent consultant who assists companies leveraging technological assets in the healthcare, biotechnology and security sectors.  From August 2002 to March 2003, Dr. Lockshin was Director of Discovery Biology at Beyond Genomics, Inc., a biopharmaceutical company focusing on drug discovery using biological approaches. Dr. Lockshin also served in various positions including Director of Discovery Biology & Informatics, Associate Director and Scientist at Sepracor, Inc. (now Sunovion Pharmaceuticals Inc.), a research-based pharmaceutical company that develops therapeutic products for the central nervous system and respiratory disorders, from June 1998 to July 2002. Since October 2009, Dr. Lockshin has served as a director of Sorrento Therapeutics, Inc. (OTCBB:SRNE), a biopharmaceutical company. From September 2008 to May 2010, Dr. Lockshin was a director of Winston Pharmaceuticals, Inc. (OTCBB:WPHM), a pharmaceutical company specializing in skin creams and paid medications. From July 2006 to December 2006, Dr. Lockshin served as a director of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) (AMEX:PLX), a biopharmaceutical company.  The Nominating and Corporate Governance Committee believes that Dr. Lockshin’s past experience as the board member of other public companies bring business and management expertise and industry knowledge to the Board.

Executive Officers

Debra Heim, 43, has been Chief Operating Officer of the Company since January 2012.  Ms. Heim worked for The Himmel Group for 16 years and served as its president and chief operating officer since 2010. Previously, she served as The Himmel Group’s chief financial officer for 12 years. During her 16 years with The Himmel Group, Ms. Heim was part of the key executive management team overseeing sales and marketing of the Gold Bond and Ovaltine businesses. Additionally, Ms. Heim built and managed the organization responsible for the manufacturing, sales order processing, distribution, accounting and finance, information technology systems, human resources and consumer services of the company. The Himmel Group has built branded consumer products in a range of consumer packaged goods areas including personal health care and nutritional foods, most recently OVALTINE, under license from Novartis Nutrition, until the brand was sold to Nestle in 2007, and GOLD BOND MEDICATED POWDER, a line of medicated skin care products which The Himmel Group built from a small New England brand with sales of $1 million into the market leader in the U.S., which was sold to Chattem, Inc. in 1996.  Ms. Heim received a B.S. in Accounting from the State University of New York at Oswego and passed the Unified Certified Public Accountant (CPA) examination in New York.

Thomas C. Varvaro, 42, has served as the Company’s Chief Financial Officer since 2004 and Secretary since 2006.  He also served as a director from 2006 until 2010.  Mr. Varvaro is responsible for overseeing all of Company’s operations including all aspects of accounting, information technology, inventory, distribution, and human resources management.  Mr. Varvaro has extensive process mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment.  Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property (IP), contract and employment law.  From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources.  From 1993 to 1998, Mr. Varvaro was employed by Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty products. During his tenure Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products.  Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2011.

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

Waivers to the Code of Conduct may be granted only by the Board. In the event that the Board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within four business days on a Current Report on Form 8-K.

The Code of Conduct applies to all of the Company’s employees, including our principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A full text of our Code of Conduct is published on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance-Highlights.”  If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the code of conduct to any such person, we shall disclose such amendment or waiver on our website at www.chromadex.com under the tab “Investor Relations-Corporate Governance-Highlights.”

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

The designation of Mr. Dabney as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and our Board, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board.

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Stephen Block (chairman), Hugh Dunkerley and Curtis Lockshin.  The Board has determined that:

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three directors: Glenn L. Halpryn (chairman), Hugh Dunkerley and Mark Germain. The Board has determined that all members of the Nominating and Corporate Governance Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Submitted by the Compensation Committee

Stephen A. Block, Chairman

Hugh Dunkerley

Curtis A. Lockshin

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2011 should be read together with the compensation tables and related disclosures set forth below.

We believe our success depends on the continued contributions of our named executive officers. Personal relationships and experience are very important in our industry. Our named executive officers are primarily responsible for many of our critical business development relationships. The maintenance of these relationships is critical to ensuring our future success as is experience in managing these relationships. Therefore, it is important to our success that we retain the services of these individuals.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. The goals of our compensation program are to align remuneration with business objectives and performance, and to enable us to retain and competitively reward executive officers who contribute to the long-term success of the Company. We attempt to pay our executive officers competitively in order that we will be able to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, the Compensation Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of Company and individual performance criteria.

The Compensation Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock grants or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program and Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary, bonus, equity incentives and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.  All executive officers have employment agreements that establish their initial base salaries and set pre-approved goals—and minimum and maximum opportunities—for the bonuses and equity incentive awards. Both the Compensation Committee and the Board have approved these agreements.

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his or her industry and expected contributions to the Company. Base salary is regularly evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. In some circumstances our executive officers have elected to take less than market salaries.  These salaries may be increased in the future to market conditions with a competitive base salary that is in line with his or her role and responsibilities when compared to peer companies of comparable size in similar locations.

Bonuses. We design our bonus programs to be both affordable and competitive in relation to the market. Our bonus program is designed to motivate employees to achieve overall corporate goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.  The Compensation Committee and the executive officer, with input from the other executive officers, work together to identify targets and goals for the executive officer; however, the targets and goals themselves are established after deliberation by the Compensation Committee alone. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and, with input from management and the Board of Directors, determines the achievement of the bonus targets and the amount to be awarded within the parameters of the executive officer’s agreement with us subject to the impact paying such bonuses will have on the company’s financial position.

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders. The Compensation Committee and the executive officer, with input from the other executive officers, work together to identify targets and goals for the executive officer; however, the targets and goals themselves are established after deliberation by the Compensation Committee alone. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and, with input from management and the Board of Directors, determines the achievement of the vesting targets and the amount to be awarded within the parameters of the executive officer’s agreement with us.

Timing of Equity Awards

Only the Board of Directors may approve stock option grants to our executive officers, which grants are recommended to it by the Compensation Committee. Stock options are generally granted at predetermined meetings of the Board of Directors. On limited occasions, grants may occur upon unanimous written consent of the Board of Directors, which occurs primarily for the purpose of approving a compensation package for a newly hired or promoted executive under an employment agreement with the executive. The exercise price of a newly granted option is the average price of our common stock on the date of grant.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming to local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

Performance-Based Compensation and Financial Restatement

We have implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement and have included this policy in the employment contracts with our executives.

Tax and Accounting Considerations

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, may qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction, if applicable, in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). From time to time, however, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible. Our compensation committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Severance and Change in Control Arrangements

Several of our executives have employment and other agreements that provide for severance payment arrangements and/or acceleration of stock option vesting in the event of an acquisition or other change in control of our company. See “Employment and Consulting Agreements” below for a description of the severance and change in control arrangements for our named executive officers.

Role of Executives in Executive Compensation Decisions

Our Board of Directors and our Compensation Committee generally seek input from our executive officers when discussing the performance of, and compensation levels for, executives. The Compensation Committee also works with our CEO and our CFO to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our other executives participates in deliberations relating to his or her compensation.

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer), our President (a named executive officer) and our Chief Financial Officer (the principal financial officer) each of whom served during the year ended December 31, 2011 as our executive officers. On February 13, 2012, William F. Spengler, who served as President of the Company during the year ended December 31, 2011, ceased serving in all positions held with the Company.

Name	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		All Other Compensation	Total ($)
Frank L. Jaksch Jr.	2011	$225,000		-		-		$67,225	(3)	$1,788	$294,013
	2010	$211,635	(4)	-		-		$1,064,968	(5)	$1,788	$1,278,391
	2009	$183,750						$7,620	(6)	$1,788	$193,158
William F. Spengler	2011	$220,000		$87,500	(7)	-		$32,231	(8)	-	$339,731
	2010	$25,385	(9)	-		$1,270,429	(10)	$1,086,300	(11)	$25,000	$2,407,114
	2009	-		-		-		-		-	-
Thomas C. Varvaro	2011	$175,000		-		-		$53,780	(12)	-	$228,780
	2010	$162,654		-		-		$817,772	(13)	-	$980,426
	2009	$136,500		-		-		$5,715	(14)	-	$142,215

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in the Original Form 10-K for the year ended December 31, 2011 for a description of certain assumptions in the calculation of the fair value of the Company’s restricted stock.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended December 31, 2011 and the fiscal year ended January 1, 2011, respectively.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in the Original Form 10-K for the year ended December 31, 2011 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)
On May 10, 2011, Frank L. Jaksch Jr. was granted options to purchase 125,000 shares of ChromaDex common stock at an exercise price of $1.54.  These options expire on May 10, 2021, and 25% of the options vest on May 10, 2012 and the remaining 75% vest 2.083% monthly thereafter.

(4)	Frank L. Jaksch Jr. was paid $1,048,555 in cash in 2010, which included unpaid compensation of $836,920 from years prior to 2009. This unpaid compensation was non-interest bearing.

(5)
On May 20, 2010, Frank L. Jaksch Jr. was granted options to purchase a total of 3,175,000 shares of ChromaDex common stock at an exercise price of $1.70. The options for the first 1,537,500 shares expire on May 20, 2015, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. The options for the second 1,537,500 shares expire on May 20, 2015, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. However, in addition, the exercisability of the second 1,537,500 shares is subject to the following restrictions related to the exercises of “Warrant Shares” issued in connection with a private placement of our securities that we consummated in 2010 (the “2010 Private Placement”): at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised. The options for the last 100,000 shares expire on May 20, 2020, and 25% of the options vest on May 20, 2011 and the remaining 75% vest 2.083% monthly thereafter.

(6)
On May 13, 2009, Frank L. Jaksch Jr. was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $0.50.  These options expire on May 13, 2019, and 25% of the options vest on May 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.

(7)	William F. Spengler received a bonus in the amount of $87,500 for achieving certain personal performance goals as set forth in 2011 Bonus Plan which has been approved by the Board.

(8)
On May 10, 2011, William F. Spengler was granted options to purchase 59,932 shares of ChromaDex common stock at an exercise price of $1.54.  These options expire on May 10, 2021, and 25% of the options vest on May 10, 2012 and the remaining 75% vest 2.083% monthly thereafter.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these options have been forfeited.

(9)	William F. Spengler joined the Company on November 15, 2010.

(10)
On November 17, 2010, William F. Spengler purchased 1,000,000 restricted shares of ChromaDex common stock at a price equal to their par value, which is $0.001 per share. The restricted shares were to vest in full on November 15, 2013, provided that Mr. Spengler was then continuously employed and that the fair market value of the Company’s common stock at any time prior to November 15, 2013 had increased by at least three times the fair market value.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these restricted shares have been cancelled.

(11)
On November 15, 2010, William F. Spengler was granted options to purchase a total of 2,000,000 shares of ChromaDex common stock at an exercise price of $1.65. The options for the first 1,000,000 shares expire on November 15, 2020, and 25% of the options vest on November 15, 2011 and the remaining 75% vest 2.083% monthly thereafter. The options for the second 1,000,000 shares expire on November 15, 2020, vest based the achievement of certain milestones established by the Company’s Compensation Committee. On February 13, 2012, William Spengler ceased serving in all positions held with the Company and these options have been forfeited.

(12)
On May 10, 2011, Thomas C. Varvaro was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $1.54.  These options expire on May 10, 2021, and 25% of the options vest on May 10, 2012 and the remaining 75% vest 2.083% monthly thereafter.

(13)
On May 20, 2010, Thomas C. Varvaro was granted options to purchase a total of 1,703,500 shares of ChromaDex common stock at an exercise price of $1.545. The options for the first 814,250 shares expire on May 20, 2020, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. The options for the second 814,250 shares expire on May 20, 2020, and 33% of the options vest on May 20, 2011 and the remaining 67% vest 2.778% monthly thereafter. However, in addition, the exercisability of the second 814,250 shares is subject to the following restrictions related to the exercises of “Warrant Shares” issued in connection with the 2010 Private Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised. The options for the last 75,000 shares expire on May 20, 2020, and 25% of the options vest on May 20, 2011 and the remaining 75% vest 2.083% monthly thereafter.

(14)
On May 13, 2009, Thomas C. Varvaro was granted options to purchase 75,000 shares of ChromaDex common stock at an exercise price of $0.50.  These options expire on May 13, 2019, and 25% of the options vest on Mary 13, 2010 and the remaining 75% vest 2.083% monthly thereafter.

Employment and Consulting Agreements

The material terms of employment agreements with the named executive officers previously entered into by the Company are described below.

Employment Agreement with Jeffrey Himmel

On February 7, 2012, we entered into an employment agreement (the “Himmel Employment Agreement”) with Mr. Himmel, pursuant to which, effective as of January 22, 2012, Mr. Himmel shall serve as our Chief Executive Officer until January 31, 2015, subject to renewal.  Pursuant to the terms of the Himmel Employment Agreement, Mr. Himmel shall receive an annual base salary equal to $360,000 per year, which is subject to a 5% increase on January 1st of each year during the term of the Himmel Employment Agreement and a one-time $50,000 increase upon our common stock becoming listed on either the Nasdaq Stock Market, the American Stock Exchange or the New York Stock Exchange.

Pursuant to the terms of the Himmel Employment Agreement, Mr. Himmel was issued (i) 100,000 shares of our restricted common stock; (ii) an option to purchase 1,000,000 shares of our common stock; and (iii) an option to purchase an additional 1,000,000 shares of our common stock.  All options issued to Mr. Himmel have a term of five years and an exercise price equal to the fair market value of our common stock on the date of such grant.  All options shall vest and become exercisable as follows: one third shall vest and become exercisable on the first anniversary of the grant, and the remaining two thirds of the options shall vest monthly over the twenty-four months following the first anniversary of the grant date.

Under the terms of the Himmel Employment Agreement, we sold sell Mr. Himmel an aggregate of 1,000,000 shares of our restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that the Stock Performance Condition is met.  The “Stock Performance Condition” shall be met if at any time on or prior to February 1, 2015 the per share Fair Market Value (as defined in the Himmel Employment Agreement) is at least equal to $1.296, subject to adjustment.

Under the Himmel Employment Agreement, Mr. Himmel is entitled to receive an annual bonus if we meet or exceed certain criteria adopted by the Compensation Committee.  The “Target Bonus” for Mr. Himmel for 2012 shall be 100% of Mr. Himmel’s base salary upon substantially meeting the budgeted revenues and the budgeted EBITDA, and shall be paid pro-rata for performance in excess of such benchmarks, up to a maximum of 300% of Mr. Himmel’s base salary.

Upon the non-renewal or termination of Mr. Himmel’s employment (other than termination due to death or disability or for “Cause” or termination by Mr. Himmel without "Good Reason", as defined in the Himmel Employment Agreement), Mr. Himmel shall be entitled to receive two (2) weeks’ base salary for each full year of service, with a maximum payment equal to eight weeks’ base salary.  Additionally, if Mr. Himmel provides us with a standard form of separation, waiver and release agreement releasing us and our affiliates from any liability associated with the Himmel Employment Agreement, Mr. Himmel will also be entitled to receive (i) his base salary, as then in effect, until the later of (a) the expiration of the remaining portion of the Initial Term or Renewal Term, as the case may be (as defined in the Himmel Employment Agreement) or (b) the 12 month period commencing on the date Mr. Himmel is terminated; (ii) reimbursements for certain benefits Mr. Himmel was entitled to receive under the Himmel Employment Agreement; (iii) a lump sum equal to the product of (x) the maximum annual bonus which Mr. Himmel would have been otherwise entitled to receive and (y) the fraction in which the numerator is the number of calendar months in the Severance Period (as defined in the Himmel Employment Agreement) and the denominator of which is 12; and (iv) the vesting  of all outstanding options and other equity awards held by Mr. Himmel immediately prior to such termination, which shall become exercisable for such period of time indicated in such option or equity award ((i)-(iv) collectively, the “Separation Payment”).

Upon a Change of Control (as defined in the Himmel Employment Agreement), we will pay to Mr. Himmel the Separation Payment without regard to whether Mr. Himmel continues in the employ of our company or our successor.

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

On February 13, 2012, William Spengler ceased serving in all positions held with the Company.  On February 17, 2012, Mr. Spengler and the Company entered into the Separation and Release Agreement, a copy of which was attached to a Current Report on Form 8-K filed with the SEC on February 17, 2012.  Pursuant to this agreement Mr. Spengler was entitled to a lump sum payment of $310,000 and all his options and unvested stock awards were cancelled.

Employment Agreement with Debra Heim

On February 21, 2012, we entered into an employment agreement (the “Heim Employment Agreement”) with Ms. Heim, pursuant to which, effective as of January 22, 2012, Ms. Heim shall serve as our Chief Operating Officer and the President of our Consumer Products Division, until January 31, 2014, subject to renewal.  Pursuant to the terms of the Heim Employment Agreement, Ms. Heim shall receive an annual base salary equal to $225,000 per year, which is subject to a 5% increase on January 1st of each year during the term of the Heim Employment Agreement and a one-time $50,000 increase upon our common stock becoming listed on either the Nasdaq Stock Market, the American Stock Exchange or the New York Stock Exchange.

Pursuant to the terms of the Heim Employment Agreement, Ms. Heim was issued (i) 75,000 shares of our restricted common stock; (ii) an option to purchase 750,000 shares of our common stock; and (iii) an option to purchase an additional 750,000 shares of our common stock.  All options issued to Ms. Heim have a term of five years and an exercise price equal to the fair market value of our common stock on the date of such grant.  All options shall vest and become exercisable as follows: one third shall vest and become exercisable on the first anniversary of the grant, and the remaining two thirds of the options shall vest monthly over the twenty-four months following the first anniversary of the grant date.

Under the terms of the Heim Employment Agreement, we sold Ms. Heim an aggregate of 750,000 shares of our restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that the Stock Performance Condition is met.  The “Stock Performance Condition” shall be met if at any time on or prior to February 1, 2015 the per share Fair Market Value (as defined in the Heim Employment Agreement) is at least equal to $1.296, subject to adjustment.

Under the Heim Employment Agreement, Ms. Heim is entitled to receive an annual bonus if we meet or exceed certain criteria adopted by the Compensation Committee.  The “Target Bonus” for Ms. Heim for 2012 shall be 100% of Ms. Heim’s base salary upon substantially meeting the budgeted revenues and the budgeted EBITDA, and shall be paid pro-rata for performance in excess of such benchmarks, up to a maximum of 300% of Ms. Heim’s base salary.

Upon the non-renewal or termination of the Heim’s employment (other than termination due to death or disability or for “Cause” or termination by Ms. Heim without "Good Reason", as defined in the Heim Employment Agreement), Ms. Heim shall be entitled to receive two (2) weeks’ base salary for each full year of service, with a maximum payment equal to eight weeks’ base salary. Additionally, if Ms. Heim provides us with a standard form of separation, waiver and release agreement releasing us and our affiliates from any liability associated with the Heim Employment Agreement, Ms. Heim will also be entitled to receive (i) her base salary, as then in effect, until the later of (a) the expiration of the remaining portion of the Initial Term or Renewal Term, as the case may be (as defined in the Heim Employment Agreement) or (b) the 12 month period commencing on the date Ms. Heim is terminated; (ii) reimbursements for certain benefits Ms. Heim was entitled to receive under the Heim Employment Agreement; (iii) a lump sum equal to the product of (x) the maximum annual bonus which Ms. Heim would have been otherwise entitled to receive and (y) the fraction in which the numerator is the number of calendar months in the Severance Period (as defined in the Heim Employment Agreement) and the denominator of which is 12; and (iv) the vesting of all outstanding options and other equity awards held by Ms. Heim immediately prior to such termination, which shall become exercisable for such period of time indicated in such option or equity award ((i)-(iv) collectively, the “Separation Payment”).

Upon a Change of Control (as defined in the Heim Employment Agreement), we will pay to Ms. Heim the Separation Payment without regard to whether Ms. Heim continues in the employ of our company or our successor.

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

2011 Director Compensation

Non-employee directors currently receive an annual grant of options to buy our common stock upon reelection by the stockholders. These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number of options granted and the vesting schedule are determined by the Compensation Committee of the Board of Directors. The vesting schedule of the options awarded for the fiscal year ended December 31, 2011 is as follows: 8.333% of the options vest monthly.

The following table provides information concerning compensation of our directors who were directors for the fiscal year ended December 31, 2011. The compensation reported is for services as directors for the fiscal year ended December 31, 2011.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael H. Brauser(2)	-	-	-	-	-	-	-
Barry Honig(3)	-	-	-	-	-	-	-
Stephen Block(4)	-	-	49,189	-	-	7,000	56,189
Reid Dabney(5)	-	-	40,360	-	-	-	40,360
Hugh Dunkerley(6)	-	-	37,838	-	-	-	37,838
Mark S. Germain(7)	-	-	34,054	-	-	-	34,054
Glenn L. Halpryn(8)	-	-	41,621	-	-	-	41,621
Curtis Lockshin(9)	-	-	34,054	-	-	-	34,054
Frank L. Jaksch Jr.(10)	-	-	-	-	-	-	-
William F. Spengler(11)	-	-	-	-	-	-	-

(1)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended December 31, 2011.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in the Original Form 10-K for the year ended December 31, 2011 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(2)
Michael H. Brauser held an aggregate of 67,500 option awards as of December 31, 2011.  Mr. Brauser resigned from the Board on March 2, 2011, then was elected to Co-Chairman of the Board of Directors on October 14, 2011.

(3)	Barry Honig was elected to Co-Chairman of the Board of Directors on October 14, 2011.
(4)	Stephen Block held an aggregate of 547,500 option awards as of December 31, 2011.
(5)	Reid Dabney held an aggregate of 470,200 option awards as of December 31, 2011.
(6)	Hugh Dunkerley held an aggregate of 619,800 option awards as of December 31, 2011.
(7)	Mark S. Germain held an aggregate of 1,009,200 option awards as of December 31, 2011.
(8)	Glenn L. Halpryn held an aggregate of 165,000 option awards as of December 31, 2011.
(9)	Curtis Lockshin held an aggregate of 67,500 option awards as of December 31, 2011.
(10)	Frank L. Jaksch Jr. held an aggregate of 4,550,000 option awards as of December 31, 2011.
(11)
William F. Spengler held an aggregate of 2,059,932 option awards as of December 31, 2011.  Mr. Spengler resigned from the Board on February 17, 2012.  As a result, all of these options have been forfeited.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options restricted stock granted to our named executive officers outstanding as of December 31, 2011.

Outstanding Stock Options at 2011 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	300,000		—		—		1.50	12/1/2016
	641,667		58,333	(1)	—		1.50	4/21/2018
	137,500		12,500	(2)	—		1.50	4/21/2018
	64,583		35,417	(3)	—		0.50	5/13/2019
	811,458		726,042	(4)	—		1.70	5/20/2015
	768,750		768,750	(5)	—		1.70	5/20/2015
	39,583		60,417	(6)	—		1.70	5/20/2020
	—		125,000	(7)	—		1.54	5/10/2021
William F. Spengler	270,833	(8)	729,167	(9)	—		1.65	11/15/2020
	—		—		1,000,000	(10)	1.65	11/15/2020
	—		59,932	(11)	—		1.54	5/10/2021
Thomas C. Varvaro	240,000		—		—		1.00	1/19/2014
	10,000		—		—		1.00	1/19/2014
	250,000		—		—		1.50	12/1/2016
	91,667		8,333	(12)	—		1.50	4/21/2018
	48,438		26,562	(13)	—		0.50	5/13/2019
	429,743		384,507	(14)	—		1.545	5/20/2020
	407,125		407,125	(15)	—		1.545	5/20/2020
	29,688		45,312	(16)	—		1.545	5/20/2020
	—		100,000	(17)	—		1.54	5/10/2021

(1)	14,583 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.

(2)	3,125 of Mr. Jaksch’s options vest on the 21st of every month through April 21, 2012.

(3)	2,083 of Mr. Jaksch’s options vest on the 13th of every month through May 13, 2013.

(4)	42,708 of Mr. Jaksch’s options vest on the 20th of every month through May 20, 2013.

(5)
42,708 of Mr. Jaksch’s options vest on the 20th of every month through May 20, 2013. However, in addition, the exercisability of these options is subject to the following restrictions related to the exercises of “Warrant Shares” issued in the 2010 Private Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised. As of December 31, 2011, 67.4% of these Warrant Shares have been exercised.

(6)	2,083 of Mr. Jaksch’s options vest on 20th of every month through May 20, 2014.

(7)	31,250 of Mr. Jaksch’s options vest on May 10, 2012 and 2,604 options vest on 10th of every month thereafter through May 10, 2015.

(8)	On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these options have been forfeited.
(9)
20,833 of Mr. Spengler’s options vest on the last day of every month through November 30, 2014.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these options have been forfeited.

(10)
Mr. Spengler’s options were to vest based on the achievement of certain milestones established by the Company’s Compensation Committee as provided in Mr. Spengler’s Employment Agreement. See the “Employment Agreement with William F. Spengler” above in this section of the Form 10-K.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these options have been forfeited.

(11)
14,983 of Mr. Spengler’s options vest on May 10, 2012 and 1,249 options vest on 10th of every month thereafter through May 10, 2015.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company and these options have been forfeited.

(12)	2,083 of Mr. Varvaro’s options vest on the 21st of every month through April 21, 2012.

(13)	1,563 of Mr. Varvaro’s options vest on the 13th of every month through May 13, 2013.

(14)	22,618 of Mr. Varvaro’s options vest on the 20th of every month through May 20, 2013.
(15)
22,618 of Mr. Varvaro’s options vest on the 20th of every month through May 20, 2013. However, in addition, the exercisability of these options is subject to the following restrictions related to the exercises of “Warrant Shares” issued in the 2010 Private Placement: at any time that: (i) less than 25.0% of the Warrant Shares have been exercised, no options may be exercised; (ii) at least 25.0% but less than 49.9% of the Warrant Shares have been exercised, up to 25.0% of the options may be exercised, in aggregate; (iii) at least 50.0% but less than 74.9% of the Warrant Shares have been exercised, up to 50.0% of the options may be exercised, in aggregate; and (iv) at least 75.0% of the Warrant Shares have been exercised, 100.0% of the options may be exercised.  As of December 31, 2011, 67.4% of these Warrant Shares have been exercised.

(16)	1,563 of Mr. Varvaro’s options vest on 20th of every month through May 20, 2014.
(17)	25,000 of Mr. Varvaro’s options vest on May 10, 2012 and 2,083 options vest on 10th of every month thereafter through May 10, 2015.

Outstanding Restricted Stock at 2011 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
William F. Spengler	—	—	1,000,000	(2)	$550,000

(1)
The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on December 31, 2011.

(2)
On November 17, 2010, William F. Spengler purchased 1,000,000 restricted shares of ChromaDex common stock at a price of the par value, or $0.001 per share. The restricted shares were to vest in full on November 15, 2013, provided that Mr. Spengler was then continuously employed by the Company and the fair market value of the Company’s common stock at any time prior to November 15, 2013 has increased by at least three times.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company; as a result, these restricted shares have been cancelled.

ITEM 12 .	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 20, 2012, there were approximately 91,124,548 shares of our common stock outstanding.   The following table sets forth certain information regarding our common stock, beneficially owned as of April 20, 2012, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after April 20, 2012 are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Aggregate Percentage Ownership

Dr. Phillip Frost (3)	15,986,270	17.54%
Black Sheep, FLP (4)	6,225,155	6.83%
Directors
Michael H. Brauser (5)	7,680,352	8.09%
Barry Honig (6)	7,027,932	7.71%
Stephen Block (7)	477,750	*
Reid Dabney (8)	407,275	*
Hugh Dunkerley (9)	543,225	*
Mark S. Germain (10)	855,275	*
Glenn L. Halpryn (11)	1,436,428	1.56%
Curtis Lockshin (12)	67,500	*
Jeffrey Himmel (13)	2,433,333	2.67%
Frank L. Jaksch Jr. (14)	10,838,008	11.50%
Named Executive Officers
Jeffrey Himmel, Chief Executive Officer	(See above)
Frank L. Jaksch Jr., Chief Scientific Officer	(See above)
Debra Heim, Chief Operating Officer (15)	825,000	*
Thomas C. Varvaro, Chief Financial Officer (16)	1,675,854	1.81%
All directors and executive officers as a group
(10 Directors plus Chief Operating Officer and Chief Financial Officer) (17)	34,267,932	33.35%

*	Represents less than 1%.

(1)	Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; and Black Sheep, FLP 6 Palm Hill Drive, San Juan Capistrano, CA 92675.

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

(3)
Direct ownership of 14,652,937 through Frost Gamma Investments Trust, of which Dr. Phillip Frost has voting and investment power, as the trustee. Indirect ownership of 1,333,333 through Opko Health, Inc.(NYSE:OPK), for which Dr. Frost is Chief Executive Officer and Chairman.  Dr. Frost disclaims beneficial ownership of these shares.  Dr. Frost is a shareholder and chairman of the board of Ladenburg Thalmann Financial Services, Inc. (NYSE:LTS), parent company of Ladenburg Thalmann & Co., Triad Advisors, Inc. and Investacorp Inc., each registered broker-dealers.

(4)
Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.

(5)
Direct ownership of (i) 200,000 shares of common stock and 100,000 immediately exercisable warrants and (ii) through Michael & Betsy Brauser TBE, 1,805,714 shares of common stock and 1,785,714 immediately exercisable warrants; and (ii) Betsy Brauser Third Amended Trust Agreement (beneficially owned by the spouse and disclaimed by Michael Brauser) of 357,142 shares of common stock and 357,142 immediately exercisable warrants. Indirect ownership through (i) Grander Holdings, Inc. 401K profit Sharing Plan (of which Michael Brauser is a trustee) of 314,285 shares of common stock and 314,285 immediately exercisable warrants; (ii) Brauser 2010 GRAT (of which Michael Brauser is a trustee) of 342,857 shares of common stock and 342,857 immediately exercisable warrants; and (iii) BMB Holdings, LLLP (of which Michael Brauser is the Manager of its General Partner) of 846,428 shares of common stock and 846,428 immediately exercisable warrants. Includes 67,500 stock options exercisable within 60 days.

(6)
Direct ownership of 3,850,072 shares of common stock.  Indirect ownership through (i) 230,000 Shares owned by GRQ Consultants, Inc. Defined Benefits Plan for which Mr. Honig is the beneficiary and holds voting and investment power; (ii) 844,289 Shares owned by GRQ Consultants, Inc. 401K of which Mr. Honig is the beneficiary and holds voting and investment power; and (iii) 2,103,571 Shares owned by GRQ Consultants Inc Roth 401K FBO Renee Honig, for which Mr. Honig’s spouse is the beneficiary and Mr. Honig holds voting and investment power and disclaims beneficial ownership.

(7)	Includes 477,750 stock options exercisable within 60 days.

(8)	Includes 407,275 stock options exercisable within 60 days.

(9)	Includes 543,225 stock options exercisable within 60 days.

(10)
Includes 855,275 stock options exercisable within 60 days. Does not include 2,053,995 shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.

(11)
Indirect ownership through IVC Investors, LLLP (in which Glenn Halpryn has an interest) of 735,714 shares of common stock and 535,714 immediately exercisable warrants. Glenn Halpryn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Includes 165,000 stock options exercisable within 60 days.

(12)           Includes 67,500 stock options exercisable within 60 days.

(13)	Includes 1,000,000 restricted shares of common stock. The restricted shares will vest in full on February 1, 2015, provided that a certain stock performance condition is met.

(14)
Includes 1,429,000 shares owned by the Jaksch Family Trust, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 79,165 shares directly owned by Mr. Jaksch Jr. Includes 3,104,688 stock options exercisable within 60 days.

(15)	Includes 750,000 restricted shares of common stock. The restricted shares will vest in full on February 1, 2015, provided that a certain stock performance condition is met.

(16)           Includes 1,672,354 stock options exercisable within 60 days.

(17)           Includes 4,282,140 immediately exercisable warrants and 7,360,567 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about the equity compensation plans of ChromaDex as of December 31, 2011:

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

ITEM 13 .                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended January 1, 2011, the Company paid unpaid compensation from prior years to Frank L. Jaksch Jr. and Mark Germain in the amount of $1,178,206.  The amounts owed were non-interest bearing.

Review, approval or ratification of transactions with related persons.

On an ongoing basis, the Audit Committee reviews all “related party transactions” (those transactions that are required to be disclosed in this proxy statement by SEC Regulation S-K, Item 404 and under Nasdaq’s rules), if any, for potential conflicts of interest and all such transactions must be approved by the Audit Committee.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Michael H. Brauser, Barry Honig, Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain, Glenn L. Halpryn and Curtis Lockshin has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Jeffrey Himmel. does not meet the aforementioned independence standards because he is the Chief Executive Officer of our Company and Frank L. Jaksch Jr. does not meet the independence standards because of he is the Chief Scientific Officer of our Company.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During each of the two fiscal years ending December 31, 2011 and January 1, 2011, McGladrey & Pullen was the Company’s independent registered public accounting firm. For each of these years, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:

Description	2011	2010
Audit Fees (1)	$200,000	$123,000
Audit-Related Fees (2)	$23,400	$20,000
Tax Fees (3)	$45,200	$14,400
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.

(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.

(3)	Tax fees consist of fees for tax compliance matters.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits.

The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of April 2012.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH, JR.
Frank L. Jaksch, Jr.
Chief Scientific Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ FRANK L. JAKSCH JR.	Chief Scientific Officer and Director	April 30, 2012
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	April 30, 2012
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ JEFFREY HIMMEL	Chief Executive Officer, President and Director	April 30, 2012
Jeffrey Himmel

/s/ MICHAEL BRAUSER	Co-Chairman of the Board and Director	April 30, 2012
Michael Brauser

/s/ BARRY C. HONIG	Co-Chairman of the Board and Director	April 30, 2012
Barry C. Honig

/s/ STEPHEN BLOCK	Director	April 30, 2012
Stephen Block

/s/ REID DABNEY	Director	April 30, 2012
Reid Dabney

/s/ GLENN L. HALPRYN	Director	April 30, 2012
Glenn L. Halpryn

/s/ CURTIS A. LOCKSHIN	Director	April 30, 2012
Curtis A. Lockshin

/s/ HUGH DUNKERLEY	Director	April 30, 2012
Hugh Dunkerley

/s/ MARK S. GERMAIN	Director	April 30, 2012
Mark S. Germain