Form 10-Q
period 2012-03-31
ChromaDex Corp.
filed 2012-05-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-53290

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949)-419-0288

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

Number of shares of common stock of the registrant: 91,338,834 outstanding as of May 9, 2012.

CHROMADEX CORPORATION

2012 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$5,805,179	$420,152
Trade receivables, less allowance for doubtful accounts March 31, 2012 $12,000; December 31, 2011 $9,000	1,400,657	723,666
Inventories	4,050,895	2,905,600
Prepaid expenses and other assets	371,880	903,934
Total current assets	11,628,611	4,953,352

Leasehold Improvements and Equipment, net	1,140,487	1,172,288

Deposits and Other Noncurrent Assets
Deposits	56,732	44,159
Intangible assets, net	98,715	100,106
Total deposits and other noncurrent assets	155,447	144,265

Total assets	$12,924,545	$6,269,905

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,066,456	$2,250,241
Accrued expenses	857,196	755,967
Current maturities of capital lease obligations	81,229	77,356
Customer deposits and other	219,802	199,693
Deferred rent, current	59,553	59,743
Total current liabilities	4,284,236	3,343,000

Capital lease obligations, less current maturities	189,382	164,729

Deferred rent, less current	185,269	200,890

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding March 31, 2012 88,204,548 shares; December 31, 2011 72,939,996 shares	88,205	72,940
Additional paid-in capital	30,663,492	20,542,532
Accumulated deficit	(22,486,039)	(18,054,186)
Total stockholders' equity	8,265,658	2,561,286

Total liabilities and stockholders' equity	$12,924,545	$6,269,905

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended March 31, 2012 and April 2, 2011

	March 31, 2012	April 2, 2011

Sales	$1,785,006	$2,539,245
Cost of sales	2,389,220	1,518,850

Gross profit (loss)	(604,214)	1,020,395

Operating expenses:
Sales and marketing	1,858,662	445,507
General and administrative	1,961,912	1,722,834
Operating expenses	3,820,574	2,168,341

Operating loss	(4,424,788)	(1,147,946)

Nonoperating income (expenses):
Interest income	1,199	434
Interest expense	(8,264)	(8,873)
Nonoperating expenses	(7,065)	(8,439)

Net loss	$(4,431,853)	$(1,156,385)

Basic and Diluted loss per common share	$(0.05)	$(0.02)

Basic and Diluted weighted average common shares outstanding	84,706,196	62,944,298

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2012

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	72,939,996	$72,940	$20,542,532	$(18,054,186)	$2,561,286

Share-based compensation	364,557	365	65,622	-	65,987

Issuance of common stock, net of offering costs of $1,104,759	14,899,995	14,900	10,055,338	-	10,070,238

Net loss	-	-	-	(4,431,853)	(4,431,853)

Balance, March 31, 2012	88,204,548	$88,205	$30,663,492	$(22,486,039)	$8,265,658

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2012 and April 2, 2011

	March 31, 2012	April 2, 2011

Cash Flows From Operating Activities
Net loss	$(4,431,853)	$(1,156,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	85,422	81,962
Amortization of intangibles	3,391	18,367
Share-based compensation expense	65,987	737,019
Loss from disposal of equipment	1,879	-
Changes in operating assets and liabilities:
Trade receivables	(676,991)	(236,687)
Inventories	(1,145,295)	116,745
Prepaid expenses and other assets	519,481	43,048
Accounts payable	816,215	466,045
Accrued expenses	101,229	97,265
Customer deposits and other	20,109	81,857
Deferred rent	(15,811)	(1,946)
Net cash (used in) provided by operating activities	(4,656,237)	247,290

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(4,714)	(58,693)
Purchase of intangible assets	(2,000)	-
Net cash (used in) investing activities	(6,714)	(58,693)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	10,070,238	-
Proceeds from exercise of stock options	-	19,348
Proceeds from exercise of warrants	-	479,999
Principal payments on capital leases	(22,260)	(18,626)
Net cash provided by financing activities	10,047,978	480,721

Net increase in cash	5,385,027	669,318

Cash Beginning of Period	420,152	2,226,459

Cash Ending of Period	$5,805,179	$2,895,777

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$8,264	$8,873

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$50,786	$-

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of March 31, 2012 and results of operations and cash flows for the three months ended March 31, 2012 and April 2, 2011. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be achieved for the full year ending on December 29, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business:  The Company is a natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, cosmetic and pharmaceutical industries. The Company supplies ingredients, phytochemical reference standards and related phytochemical products and services. The Company recently launched its BluScience retail consumer line based on its proprietary ingredients. The Company provides these products and services at various terms.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $217,753 and $226,582 for the periods ended March 31, 2012 and December 31, 2011, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Reference standards	$1,471,816	$1,458,912
Bulk ingredients	428,795	174,847
Dietary supplements – raw materials	801,585	709,476
Dietary supplements – work in process	38,295	38,293
Dietary supplements – finished goods	1,528,157	750,654
	4,268,648	3,132,182
Less valuation allowance	217,753	226,582
	$4,050,895	$2,905,600

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three month periods ended March 31, 2012 and April 2, 2011.

	Three Months Ended
	March 31, 2012	April 2, 2011
Basic weighted average common shares outstanding	84,706,196	62,944,298
Warrants and options in the money, net	6,583,163	17,216,311
Weighted average common shares outstanding assuming dilution	91,289,359	80,160,609

Total warrants and options that were not “in the money” at March 31, 2012 and April 2, 2011 were 18,579,518 and 6,958,350 respectively.

Note 3. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Laboratory equipment	$2,415,463	$2,378,122
Leasehold improvements	403,971	403,971
Computer equipment	355,319	302,518
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	101,700	149,086
	3,302,643	3,259,887
Less accumulated depreciation	2,162,156	2,087,599
	$1,140,487	$1,172,288

Note 4. Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Compensation Committee, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 1,853,154 at March 31, 2012. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Company.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the three months ended March 31, 2012.

Three Months Ended March 31, 2012	2012
Volatility	33.03%
Expected dividends	0.00%
Expected term	5.8 years
Risk-free rate	1.10%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options.  The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the options represents the estimated period of time until exercise and is based on historical experience of awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  The estimation process for the fair value of performance based stock options was the same as for service period based options.

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service period based options granted to employees.  These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock option activity at March 31, 2012, and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	13,895,872	$1.53

Options Granted	3,525,000	0.84
Options Exercised	-	-
Options Forfeited	(1,059,932)	1.64
Outstanding at March 31, 2012	16,360,940	$1.38	7.11	$87,902

Exercisable at March 31, 2012	6,848,739	$1.47	6.23	$66,303

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.67 on the last day of business for the period ended March 31, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Company.  If performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at March 31, 2012 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,200,000	$1.64

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(1,000,000)	1.65
Outstanding at March 31, 2012	200,000	$1.59	8.97	$-

Exercisable at March 31, 2012	27,083	$1.59	8.84	$-

On February 13, 2012, William Spengler, our former President, ceased serving in all positions held with the Company.  1,000,000 performance based stock options Mr. Spengler held were forfeited.  Expense recognized related to these forfeited options was reversed during the three months ended March 31, 2012, as the performance criteria established by the Company were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $528,300.

As of March 31, 2012, there was $2,456,841 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 2.09 years as of March 31, 2012.  The weighted average fair value of options granted during the three months ended March 31, 2012 and April 2, 2011 was $0.31 and $0.56, respectively.  The realized tax benefit from stock options for the three months ended March 31, 2012 and April 2, 2011 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock

Restricted stock awards granted by the Company to employees generally have a vesting condition that is tied to the performance of the Company’s stock price.

The following table summarizes activity of restricted stock awards granted to employees at March 31, 2012 and changes during the three months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 31, 2011	1,000,000	$1.27

Granted	1,750,000	0.77
Vested	-	-
Forfeited	(1,000,000)	1.27
Unvested shares at March 31, 2012	1,750,000	$0.77

Expected to Vest as of March 31, 2012	1,750,000	$0.77

On February 7, 2012, the Company awarded 1,000,000 shares of restricted stock to our Chief Executive Officer and President, Jeffrey Himmel and on February 21, 2012, the Company awarded 750,000 shares of restricted stock to our Chief Operating Officer, Debra Heim.  These restricted shares will fully vest on February 1, 2015, provided that a certain Market Condition is met.

The fair values of these restricted stock awards were estimated at the dates of award using the Hull-White based binomial valuation model.  The table below outlines the weighted average assumptions of restricted stock awarded to employees during the three months ended March 31, 2012.

Three Month Ended March 31, 2012	2012
Expected Term	3.00
Expected Volatility	69.98%
Expected Dividends	0.00%
Risk Free Rate of Return	0.39%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries as well as the historical volatility of the Company’s common stock.  Less weight was assigned to the volatility of the Company’s common stock as the historical volatility of Company’s common stock covers less than four years in a thinly traded market.  The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The Company used the vesting period of the restricted stock for estimating the expected term of the restricted stock.

On February 13, 2012, William Spengler, our former President, ceased serving in all positions he held with the Company.  1,000,000 restricted shares of our common stock held by Mr. Spengler were forfeited.  Expense recognized related to these forfeited restricted stock award was reversed during the three months ended March 31, 2012, as the vesting conditions established by the Company, including continuous employment through November 15, 2013, were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $476,411.

As of March 31, 2012, there was $1,287,326 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  That cost is expected to be recognized over a period of 2.84 years as of March 31, 2012.

Stock Awards

From time to time, the Company awards shares of its common stock to executives as part of its overall compensation program.  On February 7, 2012, the Company awarded 100,000 shares of common stock to Jeffrey Himmel, our Chief Executive Officer and President, pursuant to the Employment Agreement with Mr. Himmel.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $94,000, was expensed on the date of award.  On February 21, 2012, the Company awarded 75,000 shares of common stock to Debra Heim, our Chief Operating Officer, pursuant to the Employment Agreement with Ms. Heim.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $60,000, was expensed on the date of award.

For employee share-based compensation, the Company recognized share-based compensation income of $296,135 in general and administrative expenses in the statement of operations for the three months ended March 31, 2012.  The income amount  is a result of certain expenses that were reversed due to William Spengler’s forfeiture of certain stock options and restricted stock.  The Company recognized $659,047 in share-based compensation expense for the comparable period in 2011.

Note 5. Non-Employee Share-Based Compensation

Stock Option Plans

At the discretion of management, working with the Compensation Committee, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time who are not employees of the Company.  These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company and are granted on the same terms as those being issued to employees.  Stock options granted to non-employees are accounted for using the fair value approach.  The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are remeasured over the vesting term until earned.  The estimated fair value is expensed over the applicable service period.

The following table summarizes the activity of stock options granted to non-employees at March 31, 2012, and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at March 31, 2012	1,097,300	$1.23	6.01	$47,600

Exercisable at March 31, 2012	822,754	$1.14	5.33	$46,219

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.67 on the last day of business for the period ended March 31, 2012.

As of March 31, 2012, there was $5,642 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 0.19 year as of March 31, 2012.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to the respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of non-employee restricted stock awards at March 31, 2012 was $620,100, which represents the market value of the Company’s common stock on March 31, 2012 less the purchase price.  The fair value is remeasured over the vesting term until vested and the fair value is expensed over the applicable service period.

The following table summarizes activity of restricted stock awards to non-employees at March 31, 2012 and changes during the three months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 31, 2011	1,170,000	$0.41

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at March 31, 2012	1,170,000	$0.53

Expected to Vest as of March 31, 2012	1,170,000	$0.53

As of March 31, 2012, there was $217,816 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 0.62 year as of March 31, 2012.

Stock Awards

From time to time, the Company awards the Company’s common stock to non-employees for the services provided.  On March 14, 2012, the Company awarded 80,000 shares of common stock to a consultant for certain investor relations services provided.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned and the full fair value, $56,800, was expensed on the date of award.  On March 27, 2012, the Company awarded 109,557 shares of common stock to a consultant for certain legal services provided. The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned and the full fair value, $70,116, was expensed on the date of award.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $362,122 in general and administrative expenses in the statement of operations for the three months ended March 31, 2012. The Company recognized $77,972 in share-based compensation expense for the comparable period in 2011.

Note 6. Stock Issuance

On January 31, 2012, the Company entered into a definitive agreement with investors in a registered direct offering of common stock at a price per share of $0.75.  In addition, on January 31, 2012, the Company entered into an agreement with investors, including several members of the Company’s management, for the sale of restricted shares of common stock at a price per share of $0.75 per share in a private placement.  On February 9, 2012, the registered direct offering was consummated and the Company sold 9,966,666 shares of common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs.  In addition, on February 10, 2012, the sale to investors, including several members of the Company’s management, in a private placement was consummated and the Company sold 4,933,329 restricted shares of common stock at a price per share of $0.75 per share for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.

Note 7. Warrants

During the three months ended March 31, 2012, there were no warrants exercised.  At March 31, 2012, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At March 31, 2012	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	1.05
2010 Private Placement Equity Offering	$0.21	8,553,564	1.14
	$0.68	10,271,914	1.12

Note 8. Commitments

Television Advertising

During the three months ended March 31, 2012, the Company has committed to television advertising through a media planning and buying agency for a national advertising and media campaign for our BluScience products.  Current television advertising commitment runs through June 17, 2012, for a total of $1,580,982 in advertising spending.  Of this amount, the Company recognized expense of $174,410 in sales and marketing expenses in the statement of operations for the estimated television advertising that took place for the three months ended March 31, 2012.  During the next three months, the Company expects to expense the remaining commitment balance, $1,406,572, when the respective television advertising takes place.

Note 9. Business Segmentation

Since the year ended December 31, 2011, The Company has generated significant gross sales from our new retail dietary supplement product line, BluScience.  As a result, the Company has begun segregating its financial results into two reportable segments.

•
Core standards, contract services and ingredients segment includes supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.

•
Retail dietary supplement products segment which consist of the supply of the BluScience line of dietary supplement products containing our proprietary ingredients to various retail distribution channels.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. Information about reporting segment is provided below:

Three months ended March 31, 2012	Core Standards, Contract Services and Ingredients segment	Retail Dietary Supplement Products segment	Other	Total

Gross Sales	$1,871,718	$2,179,426	$-	$4,051,144
Promotions, discounts and returns	(16,970)	(2,249,168)	-	(2,266,138)
Net sales	1,854,748	(69,742)	-	1,785,006

Cost of sales	1,346,622	1,042,598	-	2,389,220

Gross profit (loss)	508,126	(1,112,340)	-	(604,214)

Operating expenses:
Sales and marketing	474,944	1,383,718	-	1,858,662
General and administrative	-	-	1,961,912	1,961,912
Operating expenses	474,944	1,383,718	1,961,912	3,820,574

Operating income (loss)	$33,182	$(2,496,058)	$(1,961,912)	$(4,424,788)

Three months ended April 2, 2011	Core Standards, Contract Services and Ingredients segment	Retail Dietary Supplement Products segment	Other	Total

Gross Sales	$2,541,580	$-	$-	$2,541,580
Promotions, discounts and returns	(2,335)	-	-	(2,335)
Net sales	2,539,245	-	-	2,539,245

Cost of sales	1,518,850	-	-	1,518,850

Gross profit	1,020,395	-	-	1,020,395

Operating expenses:
Sales and marketing	442,809	2,698	-	445,507
General and administrative	-	-	1,722,834	1,722,834
Operating expenses	442,809	2,698	1,722,834	2,168,341

Operating income (loss)	$577,586	$(2,698)	$(1,722,834)	$(1,147,946)

At March 31, 2012	Core Standards, Contract Services and Ingredients segment	Retail Dietary Supplement Products segment	Other	Total

Total assets	$3,358,441	$3,038,632	$6,527,472	$12,924,545

At December 31, 2011	Core Standards, Contract Services and Ingredients segment	Retail Dietary Supplement Products segment	Other	Total

Total assets	$3,167,191	$1,470,268	$1,632,446	$6,269,905

Note 10. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $4,431,853 for the three month period ended March 31, 2012.  The loss for the three month period ended March 31, 2012 is largely due to sales promotions and sales discounts related to the launch of BluScience retail dietary supplement products at retail distribution channels.  For the three months ended March 31, 2012, sales promotions, sales discounts and returns for BluScience retail dietary supplement products segment totaled $2,249,168.  This resulted in negative net sales of $69,742 for BluScience retail dietary supplement products segment for the three months ended March 31, 2012, as the gross sales were $2,179,426.  In addition, we incurred heavy sales and marketing expenses in support of the launch of BluScience retail dietary supplement products.  For the three months ended March 31, 2012, sales and marketing expenses for BluScience retail dietary supplement products segment was $1,383,718. We expect the launch of BluScience (and future new products) to consume significant selling and marketing expenses.  We are evaluating the revenues from BluScience and adjusting our expected expenditures in light of our remaining capital available and expected revenues to account for the possibility that we may not be able to raise additional capital in the near term.

Management’s anticipation of future growth is largely related to the line of proprietary ingredients offered by the Company and the demand for BluScience retail dietary supplement products containing these ingredients.

Management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through December, 2012.  In addition, as of March 31, 2012, the Company has 8,553,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $1,796,248.   There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If the Company determines that it needs additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.   If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail selling, general and administrative operations, which commenced in the first and second quarters of 2012. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 11. Income Taxes

At March 31, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012, resulting in an effective tax rate of zero for the three months ended March 31, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2012 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We anticipate that our current cash, cash equivalents and cash generated from operations, the capital raised during the three months ended March 31, 2012 (see Liquidity and Capital Resources below) will be sufficient to meet our projected operating plans through the end of December, 2012. We may, however, seek additional capital prior to the end of December, 2012 both to meet our projected operating plans through and after December, 2012 and/or to fund our longer term strategic objectives. Our recent financing did not produce sufficient capital, together with revenues generated and expenses incurred, to meet our revised operating plans and accordingly, we are in the process of reviewing our operating plans and commitments.

Additional capital may come from public and private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to seek third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

Our new dietary supplement product line based on the ingredient pTeroPure, BluScience, has recently been launched at many GNC corporate-owned stores nationwide. Two BluScience products, HeartBlu (launch date January 2012) and EternalBlu (launch date February 2012), entered Walgreens, a national drug store chain with more than 8,000 stores, as well as at least 1,400 GNC stores in the U.S., along with becoming available at online retailer drugstore.com. In addition, both MemoryBlu and Blu2Go  are  scheduled to be available at Walgreens in May 2012. The BluScience marketing program and inventory production  for the balance of 2012 are in the process of being reviewed and adjusted downward. There are currently five specific products in the range (HeartBlu, EternalBlu, Blu2Go, MemoryBlu and TrimBlu), each of which is directed toward providing a specific health benefit which we believe there is evidence that pTeroPure supports.  In addition, each of the products in the range is co-formulated with other ingredients that also support or enhance that product’s particular health benefit.

We have licensed to  OPKO Health, Inc. (“OPKO”), a multi-national biopharmaceutical and diagnostics company, certain  new product offerings and health care technologies for distribution and business development throughout Latin America.  The initial products to be commercialized are BluScience products, as well as our proprietary product pterostilbene.  We believe that partnering with OPKO provides a unique opportunity as we see Latin America as offering significant long-term economic prospects.

Some of our operations are subject to regulation by various state and federal agencies.  In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA, FTC and USDA regulations relating to composition, labeling and advertising claims. These regulations in some cases, particular for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Results of Operations

We generated net sales of $1,785,006 for the three month period ended March 31, 2012 as compared to $2,539,245 for the three month period ended April 2, 2011. We incurred a net loss of $4,431,853 for the three month period ended March 31, 2012 and incurred a net loss of $1,156,385 for the three month period ended April 2, 2011. This equated to a $0.05 loss per basic and diluted share for the three month period ended March 31, 2012 versus a $0.02 loss per basic and diluted share for the three month period ended April 2, 2011.

Over the next two years, we plan to increase research and development efforts for our line of proprietary ingredients and we plan to seek to increase marketing and sales related efforts for these products, including our new dietary supplement product line BluScience, subject to available financial resources to increase such activities, although we presently do not have available the necessary resources (financial and otherwise) to increase such efforts. We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or partner through a collaboration with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales decreased by 30% to $1,785,006 for the three month period ended March 31, 2012 as compared to $2,539,245 for the three month period ended April 2, 2011.  The core standards, contract services and ingredients segment generated net sales of $1,854,748 for the three month period ended March 31, 2012.  This is a decrease of 27%, compared to $2,539,245 for three month period ended April 2, 2011.  This decrease was due to decreased sales of all of our existing products and services.  The retail dietary supplement products segment generated negative net sales of $69,742 for the three month period ended March 31, 2012.  The gross sales for this segment was $2,179,426, however, sales deductions for promotions and discounts related to the launch of our BluScience products to retail distribution channels totaled $2,249,168.  For the three month period ended April 2, 2011, the retail dietary supplement products segment did not have any sales.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended March 31, 2012 was $2,389,220 versus $1,518,850 for the three month period ended April 2, 2011. As a percentage of net sales, this represented a 74% increase for the three month period ended March 31, 2012 compared to the three month period ended April 2, 2011.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three month period ended March 31, 2012 was 73% compared to 60% for the three months ended April 2, 2011.  This percentage increase in cost of sales is a result of fixed labor and overhead costs that make up the majority of our expenses as these fixed expenses did not decrease in proportion to sales.  The cost of sales for the retail dietary supplement products segment for the three month period ended March 31, 2012 was $1,042,598 despite negative net sales of $69,742.

This is due to gross sales of $2,179,426, and the cost of sales as a percentage of gross sales was 48% for the three month period ended March 31, 2012.  For the three month period ended April 2, 2011, the retail dietary supplement products segment did not have any cost of sales as there were no sales.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. We had gross loss of $604,214 for the three month period ended March 31, 2012 compared to gross profit of $1,020,395 for the three month period ended April 2, 2011.  For the core standards, contract services and ingredients segment, our gross profit decreased 50% to $508,126 for the three month period ended March 31, 2012 from $1,020,395 for the three month period ended April 2, 2011.  The decrease in net sales was the primary cause for the decrease in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $1,112,340 for the three month period ended March 31, 2012.  This was due to the sales promotions and sales discounts we offered in relation to the launch of our BluScience products to retail distribution channels.  For the three month period ended April 2, 2011, the retail dietary supplement products segment did not have gross profit or loss as there were no sales.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to brokers and advertising and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 2012 was $1,858,662 as compared to $445,507 for the three month period ended April 2, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three month period ended March 31, 2012 slightly increased to $474,944 compared to $442,809 for the three month period ended April 2, 2011.  For the retail dietary supplement products segment, sales and marketing expenses for the three month period ended March 31, 2012 increased to $1,383,718 compared to $2,698 for the three month period ended April 2, 2011.  This increase was mainly due to our national advertising campaign through television and radio media as well as co-op advertising with retailers in support of the launch of BluScience products.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three month period ended March 31, 2012 was $1,961,912 as compared to $1,722,834 for the three month period ended April 2, 2011.  One of the factors that contributed to this increase was a change in our executive management.  On February 13, 2012, William Spengler, our former president, ceased serving in all positions held with the Company.  Pursuant to the Separation and Release Agreement, the Company paid $310,000 to Mr. Spengler during the three month period ended March 31, 2012.  In addition, we have also expanded our executive management and administrative staff to support the launch of BluScience.  Wages, benefits and payroll taxes for executive management and administrative staff increased to $596,896 for the three month period ended March 31, 2012 from $380,623 for the three month period ended April 2, 2011.  Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expenses for the purpose of increasing market and shareholder awareness.  Our investor relations expenses increased to $318,541 for the three month period ended March 31, 2012 from $78,949 for the three month period ended April 2, 2011.  As for the share-based compensation, the expense for the three month period ended March 31, 2012 decreased to $65,987 from $737,019 for the three month period ended April 2, 2011.  This decrease was largely due to reverse of expenses that had been recognized for certain stock options and restricted stock Mr. Spengler forfeited.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three month period ended March 31, 2012 was $1,199 as compared to $434 for the three month period ended April 2, 2011.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three month period ended March 31, 2012 was $8,264 as compared to $8,873 for the three month period ended April 2, 2011.

Depreciation and Amortization

Depreciation expense for the three month period ended March 31, 2012 was approximately $85,422 as compared to $81,962 for the three month period ended April 2, 2011. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the three month period ended March 31, 2012 was approximately $3,391 as compared to $18,367 for the three month period ended April 2, 2011.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through March 31, 2012, we have incurred aggregate losses of approximately $22.5 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and our registered direct offering.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all.  Without adequate financing we may have to further delay or terminate product or service expansion plans, in particular we do not presently have resources to continue costly BluScience related inventory development, marketing and media programs at the current spending levels.  Any inability to raise additional financing would have a material adverse effect on us.

During the three month period ended March 31, 2012, we sold 9,966,666 shares of our common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs in a registered direct offering of these shares.  We also sold 4,933,329 restricted shares of our common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  In addition, as of March 31, 2012, we had 8,553,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,796,248.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash. While we anticipate that our current levels of capital will be sufficient to meet our projected operating plans through the end of December, 2012, we may seek additional capital prior to December, 2012 both to meet our projected operating plans through and after December, 2012 and to fund our longer term strategic objectives. In addition, if the net sales generated from BluScience retail dietary supplement products segment during the next 9 months fall short of our expectations, we will curtail our planned expenditures for BluScience advertising accordingly. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2012, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $4,656,237 as compared to approximately $247,290 provided by operating activities for the three months ended April 2, 2011.  Along with the net loss, an increase in inventories and trade receivables for the retail dietary supplement products segment were the largest uses of cash during the three months ended March 31, 2012.  Net cash provided by operating activities for the three months ended April 2, 2011 largely reflects increase in accounts payable and accrued expenses.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $6,714 for the three months ended March 31, 2012, compared to approximately $58,693 for the three months ended April 2, 2011. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $10,047,978 for the three months ended March 31, 2012, compared to approximately $480,721 for the three months ended April 2, 2011. Net cash provided by financing activities for the three months ended March 31, 2012 mainly consisted of proceeds from issuance of the common stock through registered direct offering and private placement.  Net cash provided by financing activities for the three months ended April 2, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2012 and the committed television advertising as disclosed in Note 8 of “Financial Statements” appearing in Item 1 of this quarterly report on Form 10-Q.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012 and December 31, 2011, our cash consists of short term, highly liquid investments in money market funds managed by banks.

Interest Rate Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe we have significant risk of default or illiquidity. However, we may maintain significant amounts of cash at one or more financial institutions in excess of federally insured limits. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

Our capital lease obligations bear interest at a fixed rate and therefore these leases have no exposure to changes in interest rates.

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended March 31, 2012 and April 2, 2011 had a significant impact on our results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2012, the Company entered into an agreement with investors including several members of the Company’s management for the sale of restricted shares of common stock in a private placement.  On February 10, 2012, the sale was consummated and the Company sold 4,933,329 restricted shares of common stock at a price per share of $0.75 per share for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  The Company plans to use the proceeds to meet our projected operating plans and to fund our longer term strategic objectives.

The Private Placement Shares were issued and sold by the Company in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits
4.1	Form of Registered Direct Agreement dated as of January 31, 2012 (1)
4.2	Form of Purchase Agreement dated as of January 31, 2012 (1)
10.1	Placement Agency Agreement dated as of January 31, 2012 (1)
10.2	Employment Agreement dated as of February 7, 2012 between ChromaDex Corporation and Jeffrey Himmel (2) **
10.3	Separation and Release Agreement dated as of February 13, 2012 between ChromaDex Corporation and William Spengler (3) **
10.4	Employment Agreement dated as of February 21, 2012 between the Company and Debra Heim (4) **
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) *
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities ct of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1) Incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 1, 2012.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 13, 2012.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 17, 2012.

(4) Incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	ChromaDex Corporation (Registrant) /s/ THOMAS C. VARVARO Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer