Form 10-Q
period 2012-06-30
ChromaDex Corp.
filed 2012-08-09
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 000-53290

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 419-0288

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

Large accelerated filer ____                                                                                Accelerated filer [X]
Non-accelerated filer ____                                                                                Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No [X]

Number of shares of common stock of the registrant: 92,635,959 outstanding as of August 8, 2012.

CHROMADEX CORPORATION
2012 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2012 and December 31, 2011
	June 30, 2012	December 31, 2011
Assets

Current Assets
Cash	$2,213,009	$420,152
Trade receivables, less allowance for doubtful accounts
June 30, 2012 $15,000; December 31, 2011 $9,000	988,202	723,666
Inventories	5,253,797	2,905,600
Prepaid expenses and other assets	522,766	903,934
Total current assets	8,977,774	4,953,352

Leasehold Improvements and Equipment, net	1,066,661	1,172,288

Deposits and Other Noncurrent Assets
Deposits	55,800	44,159
Intangible assets, net	95,307	100,106
Total deposits and other noncurrent assets	151,107	144,265

Total assets	$10,195,542	$6,269,905

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,401,382	$2,250,241
Accrued expenses	542,446	755,967
Current maturities of capital lease obligations	76,892	77,356
Customer deposits and other	169,612	199,693
Deferred rent, current	63,370	59,743
Total current liabilities	4,253,702	3,343,000

Capital lease obligations, less current maturities	171,173	164,729

Deferred rent, less current	167,229	200,890

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding June 30, 2012 90,313,834 shares;
December 31, 2011 72,939,996 shares	90,314	72,940
Additional paid-in capital	31,993,120	20,542,532
Accumulated deficit	(26,479,996)	(18,054,186)
Total stockholders' equity	5,603,438	2,561,286

Total liabilities and stockholders' equity	$10,195,542	$6,269,905

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended June 30, 2012 and July 2, 2011
	June 30, 2012	July 2, 2011

Sales	$2,670,611	$1,937,976
Cost of sales	1,905,916	1,357,058

Gross profit	764,695	580,918

Operating expenses:
Sales and marketing	1,868,418	565,975
General and administrative	2,883,728	1,849,733
Operating expenses	4,752,146	2,415,708

Operating loss	(3,987,451)	(1,834,790)

Nonoperating income (expense):
Interest income	1,056	430
Interest expense	(7,562)	(8,209)
Nonoperating expenses	(6,506)	(7,779)

Net loss	$(3,993,957)	$(1,842,569)

Basic and Diluted loss per common share	$(0.04)	$(0.03)

Basic and Diluted weighted average common shares outstanding	91,362,664	65,001,979

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended June 30, 2012 and July 2, 2011

	June 30, 2012	July 2, 2011

Sales	$4,455,617	$4,477,221
Cost of sales	4,295,136	2,875,907

Gross profit	160,481	1,601,314

Operating expenses:
Sales and marketing	3,727,080	1,011,482
General and administrative	4,845,639	3,572,568
Operating expenses	8,572,719	4,584,050

Operating loss	(8,412,238)	(2,982,736)

Nonoperating income (expense):
Interest income	2,255	864
Interest expense	(15,827)	(17,082)
Nonoperating expenses	(13,572)	(16,218)

Net loss	$(8,425,810)	$(2,998,954)

Basic and Diluted loss per common share	$(0.10)	$(0.05)

Basic and Diluted weighted average common shares outstanding	88,034,429	63,973,139

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2012
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	72,939,996	$72,940	$20,542,532	$(18,054,186)	$2,561,286

Share-based compensation	364,557	365	65,622	-	65,987

Issuance of common stock, net of
offering costs of $1,104,759	14,899,995	14,900	10,055,338	-	10,070,238

Net loss	-	-	-	(4,431,853)	(4,431,853)

Balance, March 31, 2012	88,204,548	88,205	30,663,492	(22,486,039)	8,265,658

Share-based compensation	1,265,000	1,265	1,197,272	-	1,198,537

Issuance of common stock for vested
restricted stock	630,000	630	87,570	-	88,200

Exercise of warrants	214,286	214	44,786	-	45,000

Net loss	-	-	-	(3,993,957)	(3,993,957)

Balance, June 30, 2012	90,313,834	$90,314	$31,993,120	$(26,479,996)	$5,603,438

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2012 and July 2, 2011

	June 30, 2012	July 2, 2011

Cash Flows From Operating Activities
Net loss	$(8,425,810)	$(2,998,954)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	166,748	165,878
Amortization of intangibles	6,799	36,850
Share-based compensation expense	1,264,524	1,505,723
Loss from disposal of equipment	1,879	-
Changes in operating assets and liabilities:
Trade receivables	(264,536)	159,684
Inventories	(2,348,197)	(551,495)
Prepaid expenses and other assets	369,527	(429,350)
Accounts payable	1,151,141	842,408
Accrued expenses	(213,521)	173,114
Customer deposits and other	(30,081)	46,840
Deferred rent	(30,034)	(10,837)
Net cash (used in) operating activities	(8,351,561)	(1,060,139)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(12,214)	(102,954)
Purchase of intangible assets	(2,000)	(15,000)
Net cash (used in) investing activities	(14,214)	(117,954)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	10,158,438	-
Proceeds from exercise of stock options	-	26,398
Proceeds from exercise of warrants	45,000	1,007,998
Principal payments on capital leases	(44,806)	(37,914)
Net cash provided by financing activities	10,158,632	996,482

Net increase (decrease) in cash	1,792,857	(181,611)

Cash Beginning of Period	420,152	2,226,459

Cash Ending of Period	$2,213,009	$2,044,848

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,827	$17,082

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$50,786	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of June 30, 2012 and results of operations and cash flows for the three and six months ended June 30, 2012 and July 2, 2011. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be achieved for the full year ending on December 29, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $253,000 and $227,000 for the periods ended June 30, 2012 and December 31, 2011, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Reference standards	$1,515,592	$1,459,330
Bulk ingredients	178,584	174,847
Dietary supplements – raw materials	1,059,471	709,476
Dietary supplements – work in process	38,295	38,293
Dietary supplements – finished goods	2,714,855	750,654
	5,506,797	3,132,600
Less valuation allowance	253,000	227,000
	$5,253,797	$2,905,600

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three and six month periods ended June 30, 2012 and July 2, 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic weighted average common shares outstanding	91,362,664	65,001,979	88,034,429	63,973,139
Warrants and options in the money, net	5,693,386	14,532,466	6,101,236	15,183,686
Weighted average common shares outstanding assuming dilution	97,056,050	79,534,445	94,135,665	79,156,825

Total warrants and options that were not “in the money” at June 30, 2012 and July 2, 2011 were 15,071,066 and 1,778,350, respectively.

Note 3.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Laboratory equipment	$2,415,463	$2,378,122
Leasehold improvements	403,971	403,971
Computer equipment	356,962	302,518
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	107,557	149,086
	3,310,143	3,259,887
Less accumulated depreciation	2,243,482	2,087,599
	$1,066,661	$1,172,288

Note 4.  Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Compensation Committee, and with the approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 5,604,606 at June 30, 2012. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended June 30, 2012.

Six Months Ended June 30, 2012	2012
Volatility	33.03%
Expected dividends	0.00%
Expected term	5.8 years
Risk-free rate	1.10%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the options represents the estimated period of time until exercise and is based on historical experience of awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  The estimation process for the fair value of performance based stock options was the same as for service period based options.

1) Service Period Based Stock Options

The majority of options granted by the Company consist of service period based options granted to employees.  These options vest ratably over a defined period following grant date after the passage of a service period.

The following table summarizes service period based stock option activity at June 30, 2012, and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	13,895,872	$1.53

Options Granted	3,540,000	0.84
Options Exercised	-	-
Options Forfeited	(4,573,384)	1.03
Outstanding at June 30, 2012	12,862,488	$1.52	6.11	$98,744

Exercisable at June 30, 2012	9,854,670	$1.51	6.05	$79,276

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.69 on the last day of business for the period ended June 30, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at June 30, 2012 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,200,000	$1.64

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(1,000,000)	1.65
Outstanding at June 30, 2012	200,000	$1.59	8.72	$-

Exercisable at June 30, 2012	60,416	$1.59	8.71	$-

On February 13, 2012, William Spengler, our former President, ceased serving in all positions held with the Company.  1,000,000 performance based stock options Mr. Spengler held were forfeited.  Expense recognized related to these forfeited options was reversed during the six months ended June 30, 2012, as the performance criteria established by the Company were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $528,300.

As of June 30, 2012, there was $1,133,184 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 1.38 years as of June 30, 2012.  The weighted average fair value of options granted during the six months ended June 30, 2012 and July 2, 2011 was $0.30 and $0.53, respectively.  The realized tax benefit from stock options for the six months ended June 30, 2012 and July 2, 2011 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock

Restricted stock awards granted by the Company to employees generally have a vesting condition that is tied to the performance of the Company’s stock price.

The following table summarizes activity of restricted stock awards granted to employees at June 30, 2012 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 31, 2011	1,000,000	$1.27

Granted	2,250,000	0.69
Vested	-	-
Forfeited	(2,750,000)	0.95
Unvested shares at June 30, 2012	500,000	$0.43

Expected to Vest as of June 30, 2012	500,000	$0.43

The fair values of these restricted stock awards were estimated at the dates of award using the Hull-White based binomial valuation model.  The table below outlines the weighted average assumptions of restricted stock awarded to employees during the six months ended June 30, 2012.

Six Month Ended June 30, 2012	2012
Expected Term	3.50
Expected Volatility	72.98%
Expected Dividends	0.00%
Risk Free Rate of Return	0.46%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries as well as the historical volatility of the Company’s common stock.  Less weight was assigned to the volatility of the Company’s common stock as the historical volatility of Company’s common stock covers only about four years in a thinly traded market.  The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The Company used the expected vesting period of the restricted stock for estimating the expected term of the restricted stock.

On February 13, 2012, William Spengler, our former President, ceased serving in all positions he held with the Company.  1,000,000 restricted shares of our common stock held by Mr. Spengler were forfeited.  Expense recognized related to these forfeited restricted stock award was reversed during the six months ended June 30, 2012, as the vesting conditions established by the Company, including continuous employment through November 15, 2013, were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $476,411.

On February 7, 2012, the Company awarded 1,000,000 shares of restricted stock to our former Chief Executive Officer and President, Jeffrey Himmel and on February 21, 2012, the Company awarded 750,000 shares of restricted stock to our former Chief Operating Officer, Debra Heim.  On June 11, 2012, both Mr. Himmel and Ms. Heim ceased serving in all positions held with the Company and restricted shares held by Mr. Himmel and Ms. Heim were forfeited.  Expense recognized related to these forfeited restricted stock awards was reversed.

On June 6, 2012, the Company awarded 250,000 shares of restricted stock to each of our Chief Executive Officer, Frank Jaksch and our Chief Financial Officer, Thomas Varvaro.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events.  These restricted shares, however, shall under no circumstances vest on or before December 6, 2012.

As of June 30, 2012, there was $185,711 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  This cost is expected to be recognized over a period of 5.3 months as of June 30, 2012.

Stock Awards

From time to time, the Company awards shares of its common stock to executives and members of the Board of Directors as part of its overall compensation program.  On February 7, 2012, the Company awarded 100,000 shares of common stock to Jeffrey Himmel, our former Chief Executive Officer and President, pursuant to the Employment Agreement with Mr. Himmel.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $94,000, was expensed on the date of award.  On February 21, 2012, the Company awarded 75,000 shares of common stock to Debra Heim, our former Chief Operating Officer, pursuant to the Employment Agreement with Ms. Heim.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $60,000, was expensed on the date of award.  On June 6, 2012, the Company awarded 500,000 shares of common stock to each of Michael Brauser and Barry Honig, who are Co-Chairmen of the Board of Directors.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the awards are deemed to be fully earned upon issuance and the full fair value, $690,000, or $345,000 each, was expensed on the date of award.

For employee share-based compensation, the Company recognized share-based compensation expense of $643,825 in general and administrative expenses in the statement of operations for the six months ended June 30, 2012.  The Company recognized $1,330,078 in share-based compensation expense for the comparable period in 2011.

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

The following table summarizes the activity of stock options granted to non-employees at June 30, 2012, and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at June 30, 2012	1,097,300	$1.23	5.76	$53,200

Exercisable at June 30, 2012	1,077,550	$1.23	5.74	$52,013

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.69 on the last day of business for the period ended June 30, 2012.

As of June 30, 2012, there was $2,492 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 5.3 months as of June 30, 2012.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to the respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of vested non-employee restricted stock awards during the six months ended June 30, 2012 was $302,400, which represents the market value of the Company’s common stock on the vesting date less the purchase price.  The fair value of unvested non-employee restricted stock awards at June 30, 2012 was $297,000, which represents the market value of the Company’s common stock on June 30, 2012 less the purchase price.  The fair value is remeasured over the vesting term until earned and the fair value is expensed over the applicable service period.

The following table summarizes activity of restricted stock awards to non-employees at June 30, 2012 and changes during the six months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 31, 2011	1,170,000	$0.41

Granted	-	-
Vested	(630,000)	0.48
Forfeited	-	-
Unvested shares at June 30, 2012	540,000	$0.55

Expected to Vest as of June 30, 2012	540,000	$0.55

As of June 30, 2012, there was $127,225 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 5.3 months as of June 30, 2012.

Stock Awards

From time to time, the Company awards shares of its common stock to non-employees for services provided.  The fair values of these awarded shares are estimated on the date of the award using the Company’s stock price.  Since these shares are immediately vested, the awards are deemed to be fully earned and the full fair value of each award is expensed on the date the award is granted.

During the six months ended June 30, 2012, the Company awarded an aggregate of 454,557 shares of the Company’s common stock to non-employees.  The full fair value the Company recognized as an expense for these awards was $308,176.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $620,700 in general and administrative expenses in the statement of operations for the six months ended June 30, 2012. The Company recognized $175,646 in share-based compensation expense for the comparable period in 2011.

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

Note 7.  Warrants

During the six months ended June 30, 2012, 214,286 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $45,000 from exercise of these warrants.  These warrants were issued during the year ended January 1, 2011 pursuant to the Subscription Agreement entered into by the Company on April 22, 2010.

At June 30, 2012, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At June 30, 2012	Weighted Average Remaining Contractual Life
2008 Private Placement Equity Offering	$3.00	1,718,350	9.6 months
2010 Private Placement Equity Offering	$0.21	8,339,278	10.7 months
	$0.69	10,057,628	10.4 months

Note 8.  Business Segmentation

Since the year ended December 31, 2011, the Company has generated significant gross sales from its new retail dietary supplement product line, BluScience.  As a result, the Company has begun segregating its financial results into two reportable segments.

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

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. Information about reporting segment is provided below:

Three months ended June 30, 2012	Core Standards, Contract Services	Retail Dietary
	and Ingredients segment	Supplement Products segment	Other	Total

Gross Sales	$2,202,296	$549,101	$-	$2,751,397
Promotions, discounts and returns	(51,711)	(29,075)	-	(80,786)
Net sales	2,150,585	520,026	-	2,670,611

Cost of sales	1,528,203	377,713	-	1,905,916

Gross profit	622,382	142,313	-	764,695

Operating expenses:
Sales and marketing	536,572	1,331,846	-	1,868,418
General and administrative	-	-	2,883,728	2,883,728
Operating expenses	536,572	1,331,846	2,883,728	4,752,146

Operating income (loss)	$85,810	$(1,189,533)	$(2,883,728)	$(3,987,451)

	Core Standards, Contract Services	Retail Dietary
Three months ended July 2, 2011	and Ingredients segment	Supplement Products segment	Other	Total

Gross Sales	$1,944,353	$-	$-	$1,944,353
Promotions, discounts and returns	(6,377)	-	-	(6,377)
Net sales	1,937,976	-	-	1,937,976

Cost of sales	1,352,371	4,687	-	1,357,058

Gross profit (loss)	585,605	(4,687)	-	580,918

Operating expenses:
Sales and marketing	473,064	92,911	-	565,975
General and administrative	-	-	1,849,733	1,849,733
Operating expenses	473,064	92,911	1,849,733	2,415,708

Operating income (loss)	$112,541	$(97,598)	$(1,849,733)	$(1,834,790)

	Core Standards, Contract Services	Retail Dietary
Six months ended June 30, 2012	and Ingredients segment	Supplement Products segment	Other	Total

Gross Sales	$4,074,014	$2,728,527	$-	$6,802,541
Promotions, discounts and returns	(68,681)	(2,278,243)	-	(2,346,924)
Net sales	4,005,333	450,284	-	4,455,617

Cost of sales	2,874,825	1,420,311	-	4,295,136

Gross profit (loss)	1,130,508	(970,027)	-	160,481

Operating expenses:
Sales and marketing	1,011,516	2,715,564	-	3,727,080
General and administrative	-	-	4,845,639	4,845,639
Operating expenses	1,011,516	2,715,564	4,845,639	8,572,719

Operating income (loss)	$118,992	$(3,685,591)	$(4,845,639)	$(8,412,238)

	Core Standards, Contract Services	Retail Dietary
Six months ended July 2, 2011	and Ingredients segment	Supplement Products segment	Other	Total

Gross Sales	$4,485,933	$-	$-	$4,485,933
Promotions, discounts and returns	(8,712)	-	-	(8,712)
Net sales	4,477,221	-	-	4,477,221

Cost of sales	2,871,220	4,687	-	2,875,907

Gross profit (loss)	1,606,001	(4,687)	-	1,601,314

Operating expenses:
Sales and marketing	915,873	95,609	-	1,011,482
General and administrative	-	-	3,572,568	3,572,568
Operating expenses	915,873	95,609	3,572,568	4,584,050

Operating income (loss)	$690,128	$(100,296)	$(3,572,568)	$(2,982,736)

	Core Standards, Contract Services	Retail Dietary
At June 30, 2012	and Ingredients segment	Supplement Products segment	Other	Total

Total assets	$3,278,355	$3,853,120	$3,064,067	$10,195,542

	Core Standards, Contract Services	Retail Dietary
At December 31, 2011	and Ingredients segment	Supplement Products segment	Other	Total

Total assets	$3,167,191	$1,470,268	$1,632,446	$6,269,905

Note 9.  Related Transactions

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.    Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 16.7% of the Company’s outstanding shares as of June 30, 2012, is  Chairman of the Board and Chief Executive Officer of OPKO.  As of June 30, 2012, there were no transactions between the Company and OPKO, but the initial products to be commercialized are BluScience products, as well as our proprietary product pterostilbene.

Note 10.  Management’s Plans for Continuing Operations

The Company has incurred a net loss of $8,425,810 for the six month period ended June 30, 2012.  The loss for the six month period ended June 30, 2012 is largely due to sales and marketing expenses as well as sales promotions and sales discounts related to the launch of BluScience retail dietary supplement products at retail distribution channels.  For the six months ended June 30, 2012, sales and marketing expenses for BluScience retail dietary supplement products segment totaled $2,715,564 and sales promotions, sales discounts and returns for BluScience retail dietary supplement products segment totaled $2,278,243.  We expect the launch of BluScience (and future new products) to consume significant selling and marketing expenses.  We are evaluating the revenues from BluScience and adjusting our expected expenditures in light of our remaining capital available and expected revenues to account for the possibility that we may not be able to raise additional capital in the near term.  Another factor that contributed to the net loss is share-based compensation expense.  Our share-based compensation expense totaled to $1,264,524 for the six months ended June 30, 2012.  In addition to the stock option grants, the Company has been awarding shares of its common stock to both employees and non-employees as compensation for the services provided.  Lastly, there were certain one-time severance payments due to the terminations of certain officers of the Company.  Such severance payments totaled approximately $671,000 for the six months ended June 30, 2012.

Management’s anticipation of future growth is largely related to the line of proprietary ingredients offered by the Company and the demand for BluScience retail dietary supplement products containing these ingredients.

Management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through December, 2012.  In addition, as of June 30, 2012, the Company has 8,339,278 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $1,751,248.   There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If the Company determines that it needs additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that it will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail selling, general and administrative operations, which commenced in the first and second quarters of 2012.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 11.  Income Taxes

At June 30, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012, resulting in an effective tax rate of zero for the six months ended June 30, 2012.

Note 12.  Subsequent Events

On July 10, 2012, the Company awarded 500,000 shares of common stock to a consultant for certain advisory services to be provided.

On July 19, 2012, 535,714 of the Warrants with an exercise price of $0.21 per share have been exercised and the Company received proceeds of $112,500 from the exercise of the Warrants.  These Warrants were issued during the year ended January 1, 2011, pursuant to the Subscription Agreement entered into by the Company on April 22, 2010.

On July 20, 2012, the Company awarded 55,000 shares of common stock to a consultant for certain investor relations services provided.

On July 31, 2012, 6,117 of the stock options granted to an employee with an exercise price of $0.50 per share have been exercised and the Company received proceeds of $3,059 from the exercise of the stock options.

On August 7, 2012, the Company awarded 110,294 shares of common stock to a consultant for certain legal services provided.

On August 7, 2012, the Company awarded 75,000 shares of common stock and warrants to purchase 250,000 shares of common stock with an exercise price of $0.75 and a term of 2 years to a consultant for certain investor relations services to be provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2012 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

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

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We anticipate that our current cash, cash equivalents and cash generated from operations, the capital raised during the six months ended June 30, 2012 (see Liquidity and Capital Resources below) will be sufficient to meet our projected operating plans through the end of December, 2012. We may, however, seek additional capital prior to the end of December, 2012, both to meet our projected operating plans through and after December, 2012 and/or to fund our longer term strategic objectives. Our recent financing did not produce sufficient capital, together with revenues generated and expenses incurred, to meet our revised operating plans and accordingly, we are in the process of reviewing our operating plans and commitments.

Additional capital may come from public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to our common stock. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to seek third party vendors to provide these services. These vendors may not be available, or may charge fees that prevent us from pricing our products competitively within our markets.

Our new dietary supplement product line based on the ingredient pTeroPure, BluScience, has recently been launched at 1,400 GNC corporate-owned stores nationwide.  Along with the launch at GNC, our BluScience products also entered Walgreens, a national drug store chain with more than 8,000 stores, and a leading online retailer, drugstore.com.  In addition, during the six months ended June 30, 2012, initial orders have been shipped to another national drug store chain, a regional superstore chain, a specialty health and nutrition chain and other specialty stores.  The BluScience marketing program and inventory production for the balance of 2012 are in the process of being reviewed and adjusted downward. There are currently five specific products in the range (HeartBlu, EternalBlu, Blu2Go, MemoryBlu and TrimBlu), each of which is directed toward providing a specific health benefit which we believe there is evidence that pTeroPure supports.  In addition, each of the products in the range is co-formulated with other ingredients that also support or enhance that product’s particular health benefit.

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

Some of our operations are subject to regulation by various state and federal agencies.  In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA, FTC and USDA regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Results of Operations

We generated net sales of $4,455,617 for the six month period ended June 30, 2012 as compared to $4,477,221 for the six month period ended July 2, 2011. We incurred a net loss of $8,425,810 for the six month period ended June 30, 2012 and incurred a net loss of $2,998,954 for the six month period ended July 2, 2011. This equated to a $0.10 loss per basic and diluted share for the six month period ended June 30, 2012 versus a $0.05 loss per basic and diluted share for the six month period ended July 2, 2011.  For the three month period ended June 30, 2012, we generated net sales of $2,670,611 and a net loss of $3,993,957 as compared to net sales of $1,937,976 and a net loss of $1,842,569 for the three month period ended July 2, 2011.  This was a $0.04 loss per basic and diluted share for the three month period ended June 30, 2012, versus a $0.03 loss per basic and diluted share for the three month period ended July 2, 2011.

Over the next two years, we plan to increase research and development efforts for our line of proprietary ingredients and we plan to seek to increase marketing and sales related efforts for these products, including our new dietary supplement product line BluScience, subject to available financial resources.  However, we presently do not have available the necessary resources (financial and otherwise) to do so. We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or collaborate with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales increased by 38% to $2,670,611 for the three month period ended June 30, 2012 as compared to $1,937,976 for the three month period ended July 2, 2011.  The core standards, contract services and ingredients segment generated net sales of $2,150,585 for the three month period ended June 30, 2012.  This is an increase of 11%, compared to $1,937,976 for three month period ended July 2, 2011.  This increase was largely due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated net sales of $520,026 for the three month period ended June 30, 2012.  For the three month period ended July 2, 2011, the retail dietary supplement products segment did not have any sales.

For the six month period ended June 30, 2012, net sales slightly decreased by 0.5% to $4,455,617 as compared to $4,477,221 for the six month period ended July 2, 2011.  The core standards, contract services and ingredients segment generated net sales of $4,005,333 for the six month period ended June 30, 2012.  This is a decrease of 11%, compared to $4,477,221 for the six month period ended July 2, 2011.  This decrease was primarily due to decreased sales of analytical testing and contract services.  The retail dietary supplement products segment generated net sales of $450,284 for the six month period ended June 30, 2012.  The gross sales for this segment was $2,728,527, however, sales deductions for promotions and discounts related to the launch of our BluScience products to retail distribution channels totaled $2,278,243.  For the six month period ended July 2, 2011, the retail dietary supplement products segment did not have any sales.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three month period ended June 30, 2012 was $1,905,916 versus $1,357,058 for the three month period ended July 2, 2011. As a percentage of net sales, this represented a 1% increase for the three month period ended June 30, 2012 compared to the three month period ended July 2, 2011.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three month period ended June 30, 2012 was 71% compared to 70% for the three months ended July 2, 2011.  The cost of sales as a percentage of net sales for the retail dietary supplement products segment for the three month period ended June 30, 2012 was 73%.  For the three month period ended July 2, 2011, the retail dietary supplement products segment did not have any sales and there was only a small amount of $4,687 in related costs.

Cost of sales for the six month period ended June 30, 2012 was $4,295,136 versus $2,875,907 for the six month period ended July 2, 2011.  As a percentage of net sales, this represented 32% increase for the six month period ended June 30, 2012 compared to the six month period ended July 2, 2011.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the six month period ended June 30, 2012 was 72% compared to 64% for the six month ended July 2, 2011.  This percentage increase in cost of sales is a result of decreased sales of analytical testing and contract services.  Analytical testing and contract services consist of fixed labor costs that make up the majority of costs and these fixed costs did not decrease in proportion to sales.  The cost of sales for the retail dietary supplement products segment for the six month period ended June 30, 2012 was $1,420,311 despite net sales of $450,284.  This is due to gross sales of $2,728,527 and the cost of sales as a percentage of gross sales was 52% for the six month period ended June 30, 2012.  For the six month period ended July 2, 2011, the retail dietary supplement products segment did not have any sales and there was only a small amount of $4,687 in related costs.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 32% to $764,695 for the three month period ended June 30, 2012 from $580,918 for the three month period ended July 2, 2011.  For the core standards, contract services and ingredients segment, our gross profit increased 6% to $622,382 for the three month period ended June 30, 2012 from $585,605 for the three month period ended July 2, 2011.  The increase in net sales was the primary cause for the increase in gross profit.  For the retail dietary supplement products segment, we had a gross profit of $142,313 for the three month period ended June 30, 2012.  For the three month period ended July 2, 2011, the retail dietary supplement products segment had a gross loss of $4,687.

Our gross profit decreased 90% to $160,481 for the six month period ended June 30, 2012 from $1,601,314 for the six month period ended July 2, 2011.  For the core standards, contract services and ingredients segment, our gross profit decreased 30% to $1,130,508 for the six month period ended June 30, 2012 from $1,606,001 for the six month period ended July 2, 2011.  The decrease in net sales was the primary cause for the decrease in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $970,027 for the six month period ended June 30, 2012.  This was due to the sales promotions and sales discounts we offered in relation to the launch of our BluScience products to retail distribution channels.  For the six month period ended July 2, 2011, the retail dietary supplement products segment had a gross loss of $4,687.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to brokers and advertising and marketing expenses. Sales and marketing expenses for the three month period ended June 30, 2012 was $1,868,418 as compared to $565,975 for the three month period ended July 2, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three month period ended June 30, 2012 slightly increased to $536,572 compared to $473,064 for the three month period ended July 2, 2011.  For the retail dietary supplement products segment, sales and marketing expenses for the three month period ended June 30, 2012, increased to $1,331,846 compared to $92,911 for the three month period ended July 2, 2011.  This increase was mainly due to our national advertising campaign through television and radio media as well as co-op advertising with retailers in support of the launch of BluScience products.

Sales and marketing expenses for the six month period ended June 30, 2012 was $3,727,080 as compared to $1,011,482 for the six month period ended July 2, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the six month period ended June 30, 2012, increased to $1,011,516 compared to $915,873 for the six month period ended July 2, 2011.  For the retail dietary supplement products segment, sales and marketing expenses for the six month period ended June 30, 2012, increased to $2,715,564 compared to $95,609 for the six month period ended July 2, 2011.  This increase was mainly due to our national advertising campaign through television and radio media as well as co-op advertising with retailers in support of the launch of BluScience products.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three and six month periods ended June 30, 2012 were $2,883,728 and $4,845,639 as compared to $1,849,733 and $3,572,568 for the three and six month periods ended July 2, 2011.  One of the factors that contributed to this increase was certain one-time severance payments made due to the terminations of certain officers of the Company.  Severance expenses incurred due to the terminations of certain officers for the three and six month periods ended June 30, 2012 were approximately $361,000 and $671,000.  Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expenses for the purpose of increasing market and shareholder awareness.  Our investor relations expenses for the three and six month periods ended June 30, 2012 were $286,752 and $605,293 as compared to $93,653 and $172,602 for the three and six month periods ended July 2, 2011.  Lastly, we had additional executive management and administrative staff during the six month period ended June 30, 2012, to support the launch of BluScience, which led to an increase in general and administrative expenses.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three and six  month periods ended June 30, 2012 were $1,056 and $2,255 as compared to $430 and $864 for the three and six month periods ended July 2, 2011.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three and six month periods ended June 30, 2012, were $7,562 and $15,827 as compared to $8,209 and $17,082 for the three and six month periods ended July 2, 2011.

Depreciation and Amortization

Depreciation expense for the six month period ended June 30, 2012, was approximately $166,748 as compared to $165,878 for the six month period ended July 2, 2011. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the six month period ended June 30, 2012, was approximately $6,799 as compared to $36,850 for the six month period ended July 2, 2011.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through June 30, 2012, we have incurred aggregate losses of approximately $26.5 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and our registered direct offering.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product or service expansion plans. In particular, we do not presently have resources to continue costly BluScience related inventory development, marketing, and media programs at the current spending levels. Any inability to raise additional financing would have a material adverse effect on us.

During the six month period ended June 30, 2012, we sold 9,966,666 shares of our common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs in a registered direct offering of these shares.  We also sold 4,933,329 restricted shares of our common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  In addition, as of June 30, 2012, we had 8,339,278 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,751,248.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash. While we anticipate that our current levels of capital will be sufficient to meet our projected operating plans through the end of December, 2012, we may seek additional capital prior to December, 2012, both to meet our projected operating plans through and after December, 2012 and to fund our longer term strategic objectives. In addition, if the net sales generated from BluScience retail dietary supplement products segment during the next six months fall short of our expectations, we will curtail our planned expenditures for BluScience advertising accordingly. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2012, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $8,351,561 as compared to approximately $1,060,139 for the six months ended July 2, 2011.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the six months ended June 30, 2012.  Net cash used in operating activities for the six months ended July 2, 2011 largely reflects increase in inventories and prepaid expenses.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $14,214 for the six months ended June 30, 2012, compared to approximately $117,954 for the six months ended July 2, 2011. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $10,158,632 for the six months ended June 30, 2012, compared to approximately $996,482 for the six months ended July 2, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.  Net cash provided by financing activities for the six months ended July 2, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2012, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2012 and December 31, 2011, our cash consists of short term, highly liquid investments in money market funds managed by banks.

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

Effects of Inflation

We do not believe that inflation and changing prices during the three and six months ended June 30, 2012 and July 2, 2011 had a significant impact on our results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.                      Description of Exhibits

Exhibit No.	Description of Exhibits
10.1	Separation and Release Agreement dated as of June 11, 2012 between ChromaDex Corporation and Jeffrey Himmel (1) **
10.2	Separation and Release Agreement dated as of June 11, 2012 between ChromaDex Corporation and Debra Heim (1) **
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) *

*	Filed herewith.
**           Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
                          (Registrant)

Date:  August 9, 2012                                                                                      /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer