Form 10-Q/A
period 2012-06-30
ChromaDex Corp.
filed 2012-08-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q of ChromaDex Corporation (the “Company”) for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012 ("Original Filing"). This Amendment is being filed solely to amend and restate Exhibit 101 of the Original Filing, which contains incorrect XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Original Filing.

No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 406T of Regulation S–T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended **

31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended **

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files, comprising of all exhibits furnished with this Amendment No. 1, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*           Furnished with this Amendment No. 1.
**          Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	ChromaDex Corporation
(Registrant)

/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer