Form 10-Q
period 2012-09-29
ChromaDex Corp.
filed 2012-11-08
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

        Number of shares of common stock of the registrant: 92,640,062 outstanding as of November 7, 2012.

CHROMADEX CORPORATION
2012 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
September 29, 2012 and December 31, 2011
	September 29, 2012	December 31, 2011
Assets

Current Assets
Cash	$1,237,071	$420,152
Trade receivables, less allowance for doubtful accounts and returns September 29, 2012 $920,000; December 31, 2011 $9,000	1,203,429	723,666
Inventories	5,436,439	2,905,600
Prepaid expenses and other assets	392,954	903,934
Total current assets	8,269,893	4,953,352

Leasehold Improvements and Equipment, net	987,732	1,172,288

Deposits and Other Noncurrent Assets
Deposits	32,167	44,159
Intangible assets, net	140,829	100,106
Total deposits and other noncurrent assets	172,996	144,265

Total assets	$9,430,621	$6,269,905

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,838,988	$2,250,241
Accrued expenses	664,771	755,967
Current maturities of capital lease obligations	72,604	77,356
Customer deposits and other	257,004	199,693
Deferred rent, current	67,206	59,743
Total current liabilities	3,900,573	3,343,000

Capital lease obligations, less current maturities	152,424	164,729

Deferred rent, less current	148,544	200,890

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding September 29, 2012 91,650,062 shares; December 31, 2011 72,939,996 shares	91,650	72,940
Additional paid-in capital	33,155,460	20,542,532
Accumulated deficit	(28,018,030)	(18,054,186)
Total stockholders' equity	5,229,080	2,561,286

Total liabilities and stockholders' equity	$9,430,621	$6,269,905

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended September 29, 2012 and October 1, 2011

	September 29, 2012	October 1, 2011

Sales	$3,632,244	$1,827,568
Cost of sales	2,377,991	1,361,101

Gross profit	1,254,253	466,467

Operating expenses:
Sales and marketing	802,171	650,516
General and administrative	1,983,720	2,213,636
Operating expenses	2,785,891	2,864,152

Operating loss	(1,531,638)	(2,397,685)

Nonoperating income (expense):
Interest income	469	295
Interest expense	(6,865)	(7,522)
Nonoperating expenses	(6,396)	(7,227)

Net loss	$(1,538,034)	$(2,404,912)

Basic and Diluted loss per common share	$(0.02)	$(0.03)

Basic and Diluted weighted average common shares outstanding	92,364,418	70,625,913

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended September 29, 2012 and October 1, 2011

	September 29, 2012	October 1, 2011

Sales	$8,087,860	$6,304,789
Cost of sales	6,673,127	4,237,008

Gross profit	1,414,733	2,067,781

Operating expenses:
Sales and marketing	4,529,251	1,661,998
General and administrative	6,829,359	5,786,204
Operating expenses	11,358,610	7,448,202

Operating loss	(9,943,877)	(5,380,421)

Nonoperating income (expense):
Interest income	2,725	1,159
Interest expense	(22,692)	(24,604)
Nonoperating expenses	(19,967)	(23,445)

Net loss	$(9,963,844)	$(5,403,866)

Basic and Diluted loss per common share	$(0.11)	$(0.08)

Basic and Diluted weighted average common shares outstanding	89,477,758	66,190,731

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine Months Ended September 29, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	72,939,996	$72,940	$20,542,532	$(18,054,186)	$2,561,286

Share-based compensation	364,557	365	65,622	-	65,987

Issuance of common stock, net of offering costs of $1,104,759	14,899,995	14,900	10,055,338	-	10,070,238

Net loss	-	-	-	(4,431,853)	(4,431,853)

Balance, March 31, 2012	88,204,548	88,205	30,663,492	(22,486,039)	8,265,658

Share-based compensation	1,265,000	1,265	1,197,272	-	1,198,537

Issuance of common stock for vested restricted stock	630,000	630	87,570	-	88,200

Exercise of warrants	214,286	214	44,786	-	45,000

Net loss	-	-	-	(3,993,957)	(3,993,957)

Balance, June 30, 2012	90,313,834	90,314	31,993,120	(26,479,996)	5,603,438

Share-based compensation	780,294	780	1,045,937	-	1,046,717

Issuance of common stock for vested restricted stock	10,000	10	1,390	-	1,400

Exercise of stock options	6,117	6	3,053	-	3,059

Exercise of warrants	539,817	540	111,960	-	112,500

Net loss	-	-	-	(1,538,034)	(1,538,034)

Balance, September 29, 2012	91,650,062	$91,650	$33,155,460	$(28,018,030)	$5,229,080

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 29, 2012 and October 1, 2011
	September 29, 2012	October 1, 2011

Cash Flows From Operating Activities
Net loss	$(9,963,844)	$(5,403,866)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	247,227	247,024
Amortization of intangibles	11,277	55,843
Share-based compensation expense	2,189,917	2,469,827
Loss from disposal of equipment	1,879	-
Changes in operating assets and liabilities:
Trade receivables	(479,763)	352,731
Inventories	(2,530,839)	(1,077,763)
Prepaid expenses and other assets	644,296	(381,502)
Accounts payable	588,747	791,949
Accrued expenses	(91,196)	341,453
Customer deposits and other	57,311	127,327
Deferred rent	(44,883)	(20,814)
Net cash (used in) operating activities	(9,369,871)	(2,497,791)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(13,764)	(126,369)
Purchase of intangible assets	(52,000)	(26,000)
Net cash (used in) investing activities	(65,764)	(152,369)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	10,159,838	-
Proceeds from exercise of stock options	3,059	26,398
Proceeds from exercise of warrants	157,500	2,524,499
Principal payments on capital leases	(67,843)	(57,888)
Net cash provided by financing activities	10,252,554	2,493,009

Net increase (decrease) in cash	816,919	(157,151)

Cash Beginning of Period	420,152	2,226,459

Cash Ending of Period	$1,237,071	$2,069,308

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$22,692	$24,604

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$50,786	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of September 29, 2012 and results of operations and cash flows for the three- and nine months ended September 29, 2012 and October 1, 2011. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2011 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012. Operating results for the nine months ended September 29, 2012 are not necessarily indicative of the results to be achieved for the full year ending on December 29, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a period review of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended September 29, 2012 and December 31, 2011 were $920,000 and $9,000, respectively.  Of the allowance amount of $920,000 for the period ended September 29, 2012, $900,000 represents a hold on the receivables placed by a retailer that carries our BluScience retail consumer line.  The hold is placed by the retailer as an offset in the event of future returns of our products. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $238,000 and $227,000 for the periods ended September 29, 2012 and December 31, 2011, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of September 29, 2012 and December 31, 2011 are as follows:

	September 29, 2012	December 31, 2011
Reference standards	$1,557,187	$1,459,330
Bulk ingredients	470,870	174,847
Dietary supplements – raw materials	595,123	709,476
Dietary supplements – work in process	38,295	38,293
Dietary supplements – finished goods	3,012,964	750,654
	5,674,439	3,132,600
Less valuation allowance	238,000	227,000
	$5,436,439	$2,905,600

Earnings per share:  Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- and nine-month periods ended September 29, 2012 and October 1, 2011.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic weighted average common shares outstanding	92,364,418	70,625,913	89,477,758	66,190,731
Warrants and options in the money, net	5,994,067	7,673,885	5,908,491	7,891,916
Weighted average common shares outstanding assuming dilution	98,358,485	78,299,798	95,386,249	74,082,647

Total warrants and options that were not “in the money” at September 29, 2012 and October 1, 2011 were 15,214,767 and 17,095,835, respectively.

Note 3.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	September 29, 2012	December 31, 2011

Laboratory equipment	$2,417,014	$2,378,122
Leasehold improvements	403,971	403,971
Computer equipment	358,439	302,518
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	106,080	149,086
	3,311,694	3,259,887
Less accumulated depreciation	2,323,962	2,087,599
	$987,732	$1,172,288

Note 4.  Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 4,304,904 at September 29, 2012. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the nine months ended September 29, 2012.

Nine Months Ended September 29, 2012	2012
Volatility	33.14%
Expected dividends	0.00%
Expected term	5.8 years
Risk-free rate	1.02%

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

The following table summarizes service period based stock option activity at September 29, 2012, and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	13,895,872	$1.53

Options Granted	5,186,713	0.78
Options Exercised	(6,117)	0.50
Options Forfeited	(4,661,292)	1.04
Outstanding at September 29, 2012	14,415,176	$1.42	6.31	$374,232

Exercisable at September 29, 2012	10,004,421	$1.50	5.84	$131,049

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.78 on the last day of business for the period ended September 29, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at September 29, 2012 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,200,000	$1.64

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(1,000,000)	1.65
Outstanding at September 29, 2012	200,000	$1.59	8.47	$-

Exercisable at September 29, 2012	72,917	$1.59	8.46	$-

On February 13, 2012, William Spengler, our former President, ceased serving in all positions held with the Company.  1,000,000 performance based stock options held by Mr. Spengler  were forfeited.  Expense recognized related to these forfeited options was reversed during the nine months ended September 29, 2012, as the performance criteria established by the Company were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $528,300.

As of September 29, 2012, there was $1,184,317 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 1.65 years as of September 29, 2012.  The weighted average fair value of options granted during the nine months ended September 29, 2012 and October 1, 2011 was $0.27 and $0.53, respectively.  The realized tax benefit from stock options for the nine months ended September 29, 2012 and October 1, 2011 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each of the award.

The following table summarizes activity of restricted stock awards granted to employees at September 29, 2012 and changes during the nine months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 31, 2011	1,000,000	$1.27

Granted	2,250,000	0.75
Vested	-	-
Forfeited	(2,750,000)	0.95
Unvested shares at September 29, 2012	500,000	$0.69

Expected to Vest as of September 29, 2012	500,000	$0.69

Certain restricted stock awards had market conditions.  The fair values of these restricted stock awards were estimated at the dates of award using the Hull-White based binomial valuation model.  The table below outlines the weighted average assumptions of these market conditioned restricted stock awarded to employees during the nine months ended September 29, 2012.

Nine Month Ended September 29, 2012	2012
Expected Term	3.00
Expected Volatility	69.98%
Expected Dividends	0.00%
Risk Free Rate of Return	0.39%

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

Certain restricted stock awards had both market and service conditions and the awards become vested on the satisfaction of either condition.  The fair values of these restricted stock awards were estimated at the date of award using the Company’s stock price as the service condition prevailed over the market condition.

On February 13, 2012, William Spengler, our former President, ceased serving in all positions he held with the Company.  1,000,000 restricted shares of our common stock held by Mr. Spengler were forfeited.  Expense recognized related to these forfeited restricted stock award was reversed during the nine months ended September 29, 2012, as the vesting conditions established by the Company, including continuous employment through November 15, 2013, were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $476,411.

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

On June 6, 2012, the Company awarded 250,000 shares of restricted stock to each of our Chief Executive Officer, Frank Jaksch and our Chief Financial Officer, Thomas Varvaro.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Jaksch or Mr. Varvaro for any reason.  These restricted shares, however, shall under no circumstances vest on or before December 6, 2012.

As of September 29, 2012, there was $128,197 of total unrecognized compensation expense related to restricted stock awards to employees under the plans.  This cost is expected to be recognized over a period of 2.3 months as of September 29, 2012.

Stock Awards

From time to time, the Company awards shares of its common stock to executives and members of the Board of Directors as part of its overall compensation program.  On February 7, 2012, the Company awarded 100,000 shares of common stock to Jeffrey Himmel, our former Chief Executive Officer and President, pursuant to an  employment agreement with Mr. Himmel.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $94,000, was expensed on the date of award.  On February 21, 2012, the Company awarded 75,000 shares of common stock to Debra Heim, our former Chief Operating Officer, pursuant to an employment agreement with Ms. Heim.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value, $60,000, was expensed on the date of award.  On June 6, 2012, the Company awarded 500,000 shares of common stock to each of Michael Brauser and Barry Honig, who are Co-Chairmen of the Board of Directors.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the awards are deemed to be fully earned upon issuance and the full fair value, $690,000, or $345,000 each, was expensed on the date of award.

For employee share-based compensation, the Company recognized share-based compensation expense of $1,099,228 in general and administrative expenses in the statement of operations for the nine months ended September 29, 2012.  The Company recognized $2,025,564 in share-based compensation expense for the comparable period in 2011.

Note 5.  Non-Employee Share-Based Compensation

Stock Option Plans

At the discretion of management, working with the Compensation Committee, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time who are not employees of the Company.  These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company and are granted on the same terms as those being issued to employees.  Stock options granted to non-employees are accounted for using the fair value approach.  The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term until earned.  The estimated fair value is expensed over the applicable service period.

The following table summarizes the activity of stock options granted to non-employees at September 29, 2012, and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at September 29, 2012	1,097,300	$1.23	5.51	$81,600

Exercisable at September 29, 2012	1,086,925	$1.23	5.51	$80,375

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.78 on the last day of business for the period ended September 29, 2012.

As of September 29, 2012, there was $1,559 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 3.2 months as of September 29, 2012.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to the respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of vested non-employee restricted stock awards during the nine months ended September 29, 2012 was $308,400, which represents the market value of the Company’s common stock on the vesting date less the purchase price.  The fair value of unvested non-employee restricted stock awards at September 29, 2012 was $320,000, which represents the market value of the Company’s common stock on September 29, 2012 less the purchase price.  The fair value is re-measured over the vesting term until earned and the fair value is expensed over the applicable service period.

The following table summarizes activity of restricted stock awards to non-employees at September 29, 2012 and changes during the nine months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 31, 2011	1,170,000	$0.41

Granted	-	-
Vested	(640,000)	0.48
Forfeited	(30,000)	0.74
Unvested shares at September 29, 2012	500,000	$0.64

Expected to Vest as of September 29, 2012	500,000	$0.64

As of September 29, 2012, there was $63,971 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 2.3 months as of September 29, 2012.

Stock Awards

From time to time, the Company awards shares of its common stock to non-employees for services provided.  If the fair value of services received is more reliably measurable than the fair value of the stock awarded, the fair value of the services received is used to measure the award.  In contrast, if the fair value of the stock issued is more reliably measurable, than the fair value of services received, the award is measured based on the fair value of the stock awarded.  Since these stock awards are fully vested and non-forfeitable, a measurement date for the award is usually reached on the date of the award.

During the nine months ended September 29, 2012, the Company awarded an aggregate of 1,234,851 shares of the Company’s common stock to non-employees.  The expense the Company recognized for these awards was $680,897 for the nine months ended September 29, 2012.

Warrant Awards

During the nine months ended September 29, 2012, the Company also awarded warrants to purchase 250,000 shares of the Company’s common stock to a certain non-employee.  The exercise price of these warrants was $0.75 per share and the term for these warrants was 2 years.

The fair value of these warrants was estimated at the date of award using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrants granted.

Nine Months Ended September 29, 2012	2012
Volatility	28.2%
Expected dividends	0.00%
Expected term	2.0 years
Risk-free rate	0.27%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the warrants represents the contractual terms.

For the nine months ended September 29, 2012, the expense the Company recognized for these warrant awards was $1,971.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $1,090,689 in general and administrative expenses in the statement of operations for the nine months ended September 29, 2012. The Company recognized $444,263 in share-based compensation expense for the comparable period in 2011.

Note 6.  Stock Issuance

On January 31, 2012, the Company entered into a definitive agreement with investors in a registered direct offering of common stock at a price per share of $0.75.  On February 9, 2012, the registered direct offering was consummated and the Company sold 9,966,666 shares of common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or net proceeds of $6,739,498 after deducting offering costs.  As a part of the offering commission to its placement agent, the Company issued warrants to purchase 300,000 shares of the Company’s common stock to the placement agent, Aegis Capital Corp. and its designees.  These warrants have an exercise price of $0.85 per share and a term of 2.5 years.

In addition, on January 31, 2012, the Company entered into an agreement with investors, including several members of the Company’s management, for the sale of restricted shares of common stock at a price per share of $0.75 per share in a private placement.  On February 10, 2012, the sale to investors in a private placement was consummated and the Company sold 4,933,329 restricted shares of common stock at a price per share of $0.75 per share for gross proceeds of $3,699,997, or net proceeds of $3,330,740 after deducting offering costs.

Note 7.  Warrants

During the nine months ended September 29, 2012, 750,000 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $157,500 from exercise of these warrants.  These warrants were issued during the year ended January 1, 2011 pursuant to a  subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010.

In addition, during the nine months ended September 29, 2012, a part of the warrants issued to Aegis Capital Corp. and its designees, warrants with an exercise price of $0.85 per share were exercised and the Company issued 4,103 shares of common stock.  The warrant holder elected a cashless exercise pursuant to the provisions of the warrants and received 4,103 shares of common stock in lieu of 15,000 shares and a cash payment of $0.85 per share.  These warrants were issued during the nine months ended September 29, 2012 as part of Aegis Capital Corp.’s services as a placement agent in conjunction with the registered direct offering concluded during the nine months ended September 29, 2012.

The Company also awarded warrants to purchase 250,000 shares of the Company’s common stock to a certain non-employee during the nine months ended September 29, 2012.  The exercise price of these warrants was $0.75 per share and the term for these warrants was 2 years.

At September 29, 2012, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At September 29, 2012	Weighted Average Remaining Contractual Life
2008 Private placement equity offering	$3.00	1,718,350	6.6 months
2010 Private placement equity offering	$0.21	7,803,564	7.7 months
2012 Placement agent commission	$0.85	285,000	22.1 months
2012 Non-employee award	$0.75	250,000	22.3 months
	$0.72	10,056,914	8.3 months

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

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. Information about the Company’s reporting segments is provided below:

Three months ended	Core Standards,	Retail
September 29, 2012	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Gross Sales	$2,039,509	$2,672,703	$-	$4,712,212
Promotions, discounts and returns	(49,599)	(1,030,369)	-	(1,079,968)
Net sales	1,989,910	1,642,334	-	3,632,244

Cost of sales	1,539,118	838,873	-	2,377,991

Gross profit	450,792	803,461	-	1,254,253

Operating expenses:
Sales and marketing	514,029	288,142	-	802,171
General and administrative	-	-	1,983,720	1,983,720
Operating expenses	514,029	288,142	1,983,720	2,785,891

Operating income (loss)	$(63,237)	$515,319	$(1,983,720)	$(1,531,638)

Three months ended	Core Standards,	Retail
October 1, 2011	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Gross Sales	$1,827,962	$11,311	$-	$1,839,273
Promotions, discounts and returns	(10,158)	(1,547)	-	(11,705)
Net sales	1,817,804	9,764	-	1,827,568

Cost of sales	1,274,485	86,616	-	1,361,101

Gross profit (loss)	543,319	(76,852)	-	466,467

Operating expenses:
Sales and marketing	390,524	259,992	-	650,516
General and administrative	-	-	2,213,636	2,213,636
Operating expenses	390,524	259,992	2,213,636	2,864,152

Operating income (loss)	$152,795	$(336,844)	$(2,213,636)	$(2,397,685)

Nine months ended	Core Standards,	Retail
September 29, 2012	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Gross Sales	$6,113,523	$5,401,230	$-	$11,514,753
Promotions, discounts and returns	(118,280)	(3,308,613)	-	(3,426,893)
Net sales	5,995,243	2,092,617	-	8,087,860

Cost of sales	4,413,943	2,259,184	-	6,673,127

Gross profit (loss)	1,581,300	(166,567)	-	1,414,733

Operating expenses:
Sales and marketing	1,525,545	3,003,706	-	4,529,251
General and administrative	-	-	6,829,359	6,829,359
Operating expenses	1,525,545	3,003,706	6,829,359	11,358,610

Operating income (loss)	$55,755	$(3,170,273)	$(6,829,359)	$(9,943,877)

Nine months ended	Core Standards,	Retail
October 1, 2011	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Gross Sales	$6,313,895	$11,311	$-	$6,325,206
Promotions, discounts and returns	(18,870)	(1,547)	-	(20,417)
Net sales	6,295,025	9,764	-	6,304,789

Cost of sales	4,145,705	91,303	-	4,237,008

Gross profit (loss)	2,149,320	(81,539)	-	2,067,781

Operating expenses:
Sales and marketing	1,306,397	355,601	-	1,661,998
General and administrative	-	-	5,786,204	5,786,204
Operating expenses	1,306,397	355,601	5,786,204	7,448,202

Operating income (loss)	$842,923	$(437,140)	$(5,786,204)	$(5,380,421)

At September 29, 2012	Core Standards,	Retail
	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Total assets	$3,413,173	$4,054,968	$1,962,480	$9,430,621

At December 31, 2011	Core Standards,	Retail
	Contract Services and	Dietary Supplement
	Ingredients segment	Products segment	Other	Total
Total assets	$3,167,191	$1,470,268	$1,632,446	$6,269,905

Note 9.  Related Transactions

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.  As of September 29, 2012, there were no transactions between the Company and OPKO under this agreement, but the initial products to be commercialized are BluScience products, as well as our proprietary product pterostilbene.  On July 10, 2012, the Company and OPKO entered into another agreement, pursuant to which OPKO was retained to serve as management consultant and advisor to the Company.  That agreement expired on October 10, 2012. As a consideration for the services, the Company granted OPKO 500,000 shares of its common stock. Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 16.6% of the Company’s outstanding shares as of September 29, 2012, is Chairman of the Board and Chief Executive Officer of OPKO.

Note 10.  Management’s Plans for Continuing Operations

The Company has incurred a net loss of $9,963,844 for the nine-month period ended September 29, 2012.  The loss for the nine-month period ended September 29, 2012 is largely due to sales and marketing expenses as well as sales promotions and sales discounts related to the launch of BluScience retail dietary supplement products at retail distribution channels.  For the nine months ended September 29, 2012, sales and marketing expenses for BluScience retail dietary supplement products segment totaled $3,003,706 and sales promotions, sales discounts and returns for BluScience retail dietary supplement products segment totaled $3,308,613.  We expect the launch of BluScience (and future new products) to consume significant selling and marketing expenses.  We are evaluating the revenues from BluScience and adjusting our expected expenditures in light of our remaining capital available and expected revenues to account for the possibility that we may not be able to raise additional capital in the near term.  Another factor that contributed to the net loss is share-based compensation expense.  Our share-based compensation expense totaled to $2,189,917 for the nine months ended September 29, 2012.  In addition to the stock option grants, the Company has been awarding shares of its common stock to both employees and non-employees as compensation for the services provided.  Lastly, there were certain one-time severance payments due to the terminations of certain officers of the Company.  Such severance payments totaled approximately $671,000 for the nine months ended September 29, 2012.

Management’s anticipation of future growth is largely related to the line of proprietary ingredients offered by the Company and the demand for BluScience retail dietary supplement products containing these ingredients.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through March, 2013.  In addition, as of September 29, 2012, the Company has 7,803,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $1,638,748.   There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If  the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing  will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations, which commenced in the first and second quarters of 2012.    The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 11.  Income Taxes

At September 29, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012, resulting in an effective tax rate of zero for the nine months ended September 29, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011 and filed with the Commission on March 15, 2012 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

By curtailing certain expenditures, we anticipate that our current cash, cash equivalents and cash generated from operations, the capital raised during the nine months ended September 29, 2012 (see Liquidity and Capital Resources below) will be sufficient to meet our projected operating plans through the end of March, 2013. We may, however, seek additional capital prior to the end of March, 2013, both to meet our projected operating plans through and after March, 2013 and/or to fund our longer term strategic objectives. Our recent financing did not produce sufficient capital, together with revenues generated and expenses incurred, to meet our revised operating plans and accordingly, we are in the process of reviewing our operating plans and commitments.

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

Our new dietary supplement product line based on the ingredient pTeroPure, BluScience, was launched early this year at Walgreens, a national drug store chain with more than 8,000 stores.  Along with the launch at Walgreens, our BluScience products also entered another national drug store chain, a regional superstore chain, a specialty health and nutrition chain, a leading online retailer and other specialty stores. The BluScience marketing program and inventory production has been significantly adjusted downward to incur fewer cash expenditures in light of our remaining capital available and expected revenues. There are currently five specific products in the range (HeartBlu, EternalBlu, Blu2Go, MemoryBlu and TrimBlu), each of which is directed toward providing a specific health benefit which we believe there is evidence that pTeroPure supports.  In addition, each of the products in the range is co-formulated with other ingredients that also support or enhance that product’s particular health benefit.

We have licensed to OPKO Health, Inc. (“OPKO”), a multi-national biopharmaceutical and diagnostics company, certain new product offerings and health care technologies for distribution and business development throughout Latin America.  The initial products to be commercialized are BluScience products, as well as our proprietary product pterostilbene.  We believe that partnering with OPKO provides a unique opportunity to enter the Latin American market and we see its market a as potentially offering the Company significant long-term economic prospects.

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

Results of Operations

We generated net sales of $8,087,860 for the nine-month period ended September 29, 2012 as compared to $6,304,789 for the nine-month period ended October 1, 2011. We incurred a net loss of $9,963,844 for the nine-month period ended September 29, 2012 as compared with a net loss of $5,403,866 incurred for the nine-month period ended October 1, 2011. This equated to a $0.11 loss per basic and diluted share for the nine-month period ended September 29, 2012 as compared with  a $0.08 loss per basic and diluted share for the nine-month period ended October 1, 2011.  For the three-month period ended September 29, 2012, we generated net sales of $3,632,244 and a net loss of $1,538,034 as compared to net sales of $1,827,568 and a net loss of $2,404,912 for the three-month period ended October 1, 2011.  This was a $0.02 loss per basic and diluted share for the three-month period ended September 29, 2012, as compared with  a $0.03 loss per basic and diluted share for the three-month period ended October 1, 2011.

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

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales increased by 99% to $3,632,244 for the three-month period ended September 29, 2012 as compared to $1,827,568 for the three-month period ended October 1, 2011.  The core standards, contract services and ingredients segment generated net sales of $1,989,910 for the three-month period ended September 29, 2012.  This is an increase of 9%, compared to $1,817,804 for three-month period ended October 1, 2011.  This increase was largely due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated net sales of $1,642,334 for the three-month period ended September 29, 2012.  The gross sales for this segment was $2,672,703, however, sales deductions for promotions, discounts and returns totaled $1,030,369.  Of the sales deductions amount of $1,030,369, $900,000 represents a return reserve against a hold on the receivables placed by a certain retailer.  The hold is placed as an offset in the event of future returns of our products.  For the three-month period ended October 1, 2011, the retail dietary supplement products segment only had net sales of $9,764 as we had just begun generating initial sales for our BluScience product line.

For the nine-month period ended September 29, 2012, net sales increased by 28% to $8,087,860 as compared to $6,304,789 for the nine-month period ended October 1, 2011.  The core standards, contract services and ingredients segment generated net sales of $5,995,243 for the nine-month period ended September 29, 2012.  This is a decrease of 5%, compared to $6,295,025 for the nine-month period ended October 1, 2011.  This decrease was primarily due to decreased sales of analytical testing and contract services.  The retail dietary supplement products segment generated net sales of $2,092,617 for the nine-month period ended September 29, 2012.  The gross sales for this segment was $5,401,230, however, sales deductions for promotions discounts and returns totaled $3,308,613.  For the nine-month period ended October 1, 2011, the retail dietary supplement products segment only had net sales of $9,764 as we had just begun generating initial sales for our BluScience product line.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended September 29, 2012 was $2,377,991 as compared with  $1,361,101 for the three-month period ended October 1, 2011. As a percentage of net sales, this represented a 9% decrease for the three-month period ended September 29, 2012 compared to the three-month period ended October 1, 2011.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three-month period ended September 29, 2012 was 77% compared to 70% for the three months ended October 1, 2011.  For the three-month period ended September 29, 2012, there were certain maintenance expenses for our laboratory equipment which contributed to the this percentage increase in cost of sales. The cost of sales as a percentage of net sales for the retail dietary supplement products segment for the three-month period ended September 29, 2012 was 51%.  For the three-month period ended October 1, 2011, the retail dietary supplement products segment generated net sales of $9,764 while incurring a cost of $86,616, which is mostly related to a write-off of initial lots of BluScience inventory that did not meet required internal quality control specifications.

Cost of sales for the nine-month period ended September 29, 2012 was $6,673,127 as compared with $4,237,008 for the nine-month period ended October 1, 2011.  As a percentage of net sales, this represented 15% increase for the nine-month period ended September 29, 2012 compared to the nine-month period ended October 1, 2011.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the nine-month period ended September 29, 2012 was 74% compared to 66% for the nine-month period ended October 1, 2011.  This percentage increase in cost of sales is a result of decreased sales of analytical testing and contract services coupled with an increase in fixed labor costs that make up the majority of costs for analytical testing and contract services. These fixed labor costs did not decrease in proportion to sales, but rather increased as the wages increased.  The cost of sales for the retail dietary supplement products segment for the nine-month period ended September 29, 2012 was $2,259,184 despite net sales of $2,092,617.  This is due to gross sales of $5,401,230 and the cost of sales as a percentage of gross sales was 42% for the nine-month period ended September 29, 2012.  For the nine-month period ended October 1, 2011, the retail dietary supplement products segment generated net sales of $9,764 while incurring a cost of $91,303, which is mostly related to a write-off of initial lots of BluScience inventory that did not meet required internal quality control specifications.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 169% to $1,254,253 for the three-month period ended September 29, 2012 from $466,467 for the three-month period ended October 1, 2011.  For the core standards, contract services and ingredients segment, our gross profit decreased 17% to $450,792 for the three-month period ended September 29, 2012 from $543,319 for the three-month period ended October 1, 2011.  The increase in costs such as laboratory equipment maintenance expenses and fixed labor costs for analytical testing and contract services was the primary cause for the decrease in gross profit.  For the retail dietary supplement products segment, we had a gross profit of $803,461 for the three-month period ended September 29, 2012.  For the three-month period ended October 1, 2011, the retail dietary supplement products segment had a gross loss of $76,852.

Our gross profit decreased 32% to $1,414,733 for the nine-month period ended September 29, 2012 from $2,067,781 for the nine-month period ended October 1, 2011.  For the core standards, contract services and ingredients segment, our gross profit decreased 26% to $1,581,300 for the nine-month period ended September 29, 2012 from $2,149,320 for the nine-month period ended October 1, 2011.  The decrease in net sales coupled with the increase in costs caused the decrease in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $166,567 for the nine-month period ended September 29, 2012.  This was due to the sales promotions and sales discounts we offered in relation to the launch of our BluScience products to retail distribution channels.  For the nine-month period ended October 1, 2011, the retail dietary supplement products segment had a gross loss of $81,539.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to brokers and advertising and marketing expenses. Sales and marketing expenses for the three-month period ended September 29, 2012 was $802,171 as compared to $650,516 for the three-month period ended October 1, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three-month period ended September 29, 2012  increased to $514,029 as compared to $390,524 for the three-month period ended October 1, 2011.  This increase was primarily due to an increase in sales staff and increased marketing efforts for our proprietary ingredient, pterostilbene.  For the retail dietary supplement products segment, sales and marketing expenses for the three-month period ended September 29, 2012, increased to $288,142 compared to $259,992 for the three-month period ended October 1, 2011.  The sales and marketing expenses for the three-month period ended September 29, 2012 are mostly comprised of on-going sales commissions and co-op advertisings with retailers, whereas the sales and marketing expenses for the three-month period ended October 1, 2011 are mostly comprised of certain pre-launch marketing expenses for our BluScience products.

Sales and marketing expenses for the nine-month period ended September 29, 2012 was $4,529,251 as compared to $1,661,998 for the nine-month period ended October 1, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the nine-month period ended September 29, 2012, increased to $1,525,545 compared to $1,306,397 for the nine-month period ended October 1, 2011.  For the retail dietary supplement products segment, sales and marketing expenses for the nine-month period ended September 29, 2012, increased to $3,003,706 as compared to $355,601 for the nine-month period ended October 1, 2011.  This increase was mainly due to our national advertising campaign through television and radio media during the first six months of 2012, as well as co-op advertising with retailers in support of the launch of BluScience products.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-month period ended September 29, 2012 decreased to $1,983,720 as compared to $2,213,636 for the three-month period ended October 1, 2011.  One of the factors that contributed to this decrease was a departure of a certain officer who was with the Company during the three-month period ended October 1, 2011.  The Company did not hire a new officer to fill the vacated position and this led to a decrease in wages and other related overhead expenses.

General and administrative expenses for the nine-month period ended September 29, 2012 increased to $6,829,359 as compared to $5,786,204 for the nine-month period ended October 1, 2011.  One of the factors that contributed to this increase was certain one-time severance payments made due to the terminations of certain officers of the Company.  Severance expenses incurred due to the terminations of certain officers for the nine-month period ended September 29, 2012 were approximately $671,000.  Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expenses for the purpose of increasing market and shareholder awareness.  Our investor relations expenses for the nine-month period ended September 29, 2012 were $907,793 as compared to $389,700 for the nine-month period ended October 1, 2011.  Lastly, we had additional executive management and administrative staff during the first six months of 2012, to support the launch of BluScience, which led to an increase in general and administrative expenses.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three- and nine-month periods ended September 29, 2012 were $469 and $2,725 as compared to $295 and $1,159 for the three- and nine-month periods ended October 1, 2011.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three- and nine-month periods ended September 29, 2012, were $6,865 and $22,692 as compared to $7,522 and $24,604 for the three- and nine-month periods ended October 1, 2011.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 29, 2012, was approximately $247,227 as compared to $247,024 for the nine-month period ended October 1, 2011. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the nine-month period ended September 29, 2012, was approximately $11,277 as compared to $55,843 for the nine-month period ended October 1, 2011.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through September 29, 2012, we have incurred aggregate losses of approximately $28 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

During the nine-month period ended September 29, 2012, we sold 9,966,666 shares of our common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs in a registered direct offering of these shares.  We also sold 4,933,329 restricted shares of our common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.  In addition, as of September 29, 2012, we had 7,803,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,638,748.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash. While we anticipate that our current levels of capital, along with  curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of March, 2013, we may seek additional capital prior to March, 2013, both to meet our projected operating plans through and after March, 2013 and to fund our longer term strategic objectives. In addition, if the net sales generated from BluScience retail dietary supplement products segment during the next six months fall short of our expectations, we will further reduce our planned expenditures for BluScience marketing accordingly. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March, 2013, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 29, 2012 was approximately $9,369,871 as compared to approximately $2,497,791 for the nine months ended October 1, 2011.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the nine months ended September 29, 2012.  Net cash used in operating activities for the nine months ended October 1, 2011 largely reflects increase in inventories and prepaid expenses along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $65,764 for the nine months ended September 29, 2012, compared to approximately $152,369 for the nine months ended October 1, 2011. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $10,252,554 for the nine months ended September 29, 2012, compared to approximately $2,493,009 for the nine months ended October 1, 2011. Net cash provided by financing activities for the nine months ended September 29, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.  Net cash provided by financing activities for the nine months ended October 1, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.

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

Off-Balance Sheet Arrangements

During the nine  months ended September 29, 2012, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011 and filed with the Commission on March 15, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 29, 2012 and December 31, 2011, our cash consists of short term, highly liquid investments in money market funds managed by banks.

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

Effects of Inflation

We do not believe that inflation and changing prices during the three and nine months ended September 29, 2012 and October 1, 2011 had a significant impact on our results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Patent License Agreement, dated July 13, 2012 between Dartmouth College and the Company (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)
This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012	ChromaDex Corporation
(Registrant)

/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer