Form 10-K
period 2012-12-29
ChromaDex Corp.
filed 2013-03-29
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2012

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

Large accelerated filer [   ]    Accelerated Filer [   ]    Non-accelerated filer [   ] (Do not check if smaller reporting company)
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X]

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $37,933,178.
Number of shares of common stock of the registrant outstanding as of March 28, 2013 : 96,507,883

DOCUMENTS INCORPORATED BY REFERENCE    None.

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

Item 1.  Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Chromadex Analytics, Inc. and Spherix Consulting, Inc. ("Spherix").  ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, technical consulting and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry.   We recently acquired Spherix Consulting, Inc., which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeropure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. (“NeutriSci”) and consummated the sale of BluScience consumer product line to NeutriSci.  For the fiscal years ended December 29, 2012 and December 31, 2011, our revenues were $11,610,494 and $8,112,610, respectively.

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

We believe there is a growing need at both the manufacturing and government regulatory levels for reference standards, analytical methods and other quality assurance methods to ensure that products that contain plants, plant extracts and naturally occurring compounds distributed to consumers are safe. We further believe that this need is driven by the perception at the consumer level of a lack of adequate quality controls related to certain functional food or dietary supplement based products, as well as increased effort on the part of the Food and Drug Administration (“FDA”) to assure Good Manufacturing Practices (“GMP”).

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pTeroPure, is our brand name for the compound, pterostilbene. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, the pharmaceutical market. We believe that we have opportunities in the skin care market and we will continue to investigate developing these opportunities internally or through third party partners. We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

With an addition of Spherix Consulting Inc., we now provide our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  We believe that the addition of Spherix will complement and expand our leadership in reference standards and services business.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

Company Background

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000.  On April 23, 2003, ChromaDex Inc. acquired the research and development group of a competing natural product company called Napro Biotherapeutics (now Tapestry Pharmaceuticals) located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named Chromadex Analytics, Inc., a Nevada corporation.  On December 3, 2012, ChromaDex Inc. acquired a scientific and regulatory consulting company called Spherix Consulting Inc. located in the greater Washington D.C. area and Spherix Consulting Inc. became a wholly-owned subsidiary of ChromaDex, Inc.

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and technologies, with an initial industry focus on the dietary supplement, nutraceutical, food and beverage, functional food, animal health, pharmaceutical and skin care markets. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through any required regulatory approval processes, selectively conducting clinical trials, arranging for reliable and cost-effective manufacturing, and ultimately either directly selling the products or licensing the intellectual property to third parties.  We plan to conduct clinical trials to (a) reinforce the health benefits that may be associated with our ingredients in support of sales made into the dietary supplement and food and beverage markets, (b) potentially improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and (c) potentially lead us toward pharmaceutical applications for our ingredients.

●
Commercialization of intellectual property:  We believe that many of our products currently in development have the potential to spin off technologies that may themselves be independently capable of commercialization and becoming significant new revenue sources. We believe that new intellectual property can also be developed from our expansion into new markets.

●
Expansion and growth of the core business: We intend to continue to expand our phytochemical standards offerings, which is the core of our business. Currently, we have approximately 4,500 defined standards. We expect to add 500 to 1,000 new standards each year for the foreseeable future.

●
Expansion into new markets: We are developing business in new domestic and international markets. These markets include both the domestic and international botanical drug market and the market for novel therapeutic botanicals from Asia, South America and Africa. We have also added what we believe to be new and innovative product offerings, including the screening of compound libraries and the offering of value-added raw materials.

●
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

We have recently acquired Spherix, located in the greater Washington D.C. area.  Spherix provides its clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.

Current products and services provided are:

●
Dietary supplement and food ingredients. We offer bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products.  This is an area where we are increasing our focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors.

●
Supply of reference standards, materials & kits. Through our catalog, we supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceutical industries.

●
Supply of fine chemicals and phytochemicals. As demand for new natural products and phytochemicals increases, we can scale up and supply our core products in the gram to kilogram scale for companies that require these products for research and new product development.

●
Contract services. ChromaDex, through Chromadex Analytics, provides a wide range of contract services ranging from routine contract analysis for the production of dietary supplements, cosmetics, foods and other natural products to elaborate contract research for clients in these industries.

●
Consulting services. We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support.  With an addition of Spherix, we now can provide and are now offering product regulatory approval and scientific advisory services.

●
Process development. Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We can assist customers in creating processes for cost-effective manufacturing of natural products, using “green chemistry.”

Products and services in development:

●
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

●
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

●	Process scale manufacturing. We intend to invest in a pilot plant facility that has the capability of manufacturing at a process scale for products that have gone to market.

●	Phytochemical libraries. We intend to continue investing in the development of natural product based libraries by continuing to create these libraries internally as well as through product licensing.

●	Plant extracts libraries. We intend to continue our efforts to create an extensive library of plant extracts using our already extensive list of botanical reference materials.

●
Databases for cross-referencing phytochemicals. We are working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, ethnobotanical, and biological activity, as well as clinical evidence.

●	Intellectual property. We plan to utilize our expertise in natural products to license and develop new intellectual property that can be licensed to clients in our target industries.

Sales and Marketing Strategy

Our sales platform for the chemical and analytical service business is based on direct, inside technical sales model. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operates out of our Irvine, California office and performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. It also has customer service responsibilities. We plan to add outside field sales representatives in the future as needed. All sales staff are compensated based on a uniform basic pay model based on salary and performance-based bonus.

Spherix generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals.  Our existing sales staff for the chemical and analytical service business will also generate leads for Spherix.

USA and Canada:

For our ingredients, core reference standards and analytical service business, we employ the use of a direct mail marketing strategy (catalogs, brochures and flyers) in combination with a range of the following marketing activities to promote and sell our products and services:

●	Tradeshows and conferences

●	Monthly newsletters (via e-mail)

●	Internet

●	Website

●	Advertising in trade publications

●	Press releases

We intend to continue to use a direct marketing approach to promote our products and services to all markets that we target for direct sales.

International:

For our core reference standards business, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.  Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

●	Europe (LGC Limited)

●	South America (JMC, Inc.)

●	Korea (Dong Myung Scientific Co.)

●	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or groups of countries:

●	Japan

●	Australia and New Zealand

●	China

●	Indonesia, Malaysia, Singapore and Thailand

●	Mexico

We may decide in the future to make non-exclusive distributors who show significant productivity in their designated market exclusive distributors in such markets.

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

While we believe that doctors and patients have become more receptive to the use of botanical and herbal-based and natural and dietary ingredients to prevent or treat illness and improve quality of life, the medical establishment has conditioned its acceptance on significantly improved demonstration of efficacy, safety and quality control comparable to that imposed on pharmaceuticals. Nevertheless, little is currently known about the constituents, active compounds and safety of many botanical and herbal natural ingredients and few qualified chemists and technology based companies exist to supply the information and products necessary to meet this burgeoning market need.  Natural products are complex mixtures of many compounds, with significant variability arising from growing and extraction conditions.  The following developments are some that highlight the need for standards control and quality assurance:

●
The FDA published its draft guidance for GMPs for dietary supplements on March 13, 2003. The final rule from this guidance was made effective in June 2007, and full compliance was required by June 2010;

●
Regulatory agencies around the world have started to review the need for the regulation of herbal and natural supplements and are considering regulations that will include testing for the presence of toxic or adulterating compounds, drug/compound interactions and evidence that the products are biologically active for their intended use.

Business Model

We have taken advantage of both supply chain needs and regulatory requirements such as the GMPs for dietary supplements to build our core standards and analytical services businesses.   We believe that we create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

●	Combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

●	Helping companies to comply with new government regulations; and

●	Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

In addition, the recent acquisition of Spherix has enabled us to be a premier provider of product regulatory approval and scientific advisory services.  We can now provide our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

We believe we are now in a position to expand this aspect of our business and, more importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with our standards and services, businesses.

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pTeroPure, is our brand name for the compound, pterostilbene. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, possibly the pharmaceutical markets with it. We believe that we have opportunities in the skin care market and we will continue to  investigate developing  these opportunities internally or through third party partners.  We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

We continue to identify and in-license novel, proprietary compounds with significant potential health benefits.  Among these next generation compounds are anthocyanins, which are compounds responsible for the dark pigment found in certain berries and flowers, and nicotinamide riboside, a compound similar to the B-vitamin, niacin.  Like pTeroPure®, these compounds also have potential in multiple markets.

Government Regulation

Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the FDA, the Federal Trade Commission (“FTC”), the Department of Commerce, the Department of Transportation, the Department of Agriculture and other state and international agencies. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may have the effect of materially increasing the cost of doing business or limiting or expanding our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in changes to our operations being necessary and in increased compliance costs.

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

The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994, known as “DSHEA.” DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) is subject to a new dietary ingredient, or NDI, notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” An NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use of the dietary ingredient “will reasonably be expected to be safe.” An NDI notification must be submitted to the FDA at least 75 days before the initial marketing of the NDI. There can be no assurance that the FDA will accept the evidence of safety for any NDIs that we may want to commercialize, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry that will aim to clarify the FDA’s interpretation of the NDI notification requirements, and this guidance may raise new and significant regulatory barriers for NDIs.

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

In addition, The National Advertising Division of the Council of Better Business Bureaus (“CBBB”) reviews national advertising for truthfulness and accuracy. The NAD uses a form of alternative dispute resolution, working closely with in-house counsel, marketing executives, research and development departments and outside consultants to decide whether claims have been substantiated.

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

Reference Standards and Analytical Testing Services Competitors

•	Sigma-Aldrich (SIAL) (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia (USA)

•	Extrasynthese (France)

•	Covance (CVD) (USA)

•	Eurofins (ERF) (France)

•	Silliker Canada Co. (Canada)

For technical and regulatory consulting services provided by Spherix, there are numerous competitors, including some that are much larger companies with more resources.  The success in winning and retaining clients is heavily dependent on the efforts and reputation of our consultants.  We believe the barriers to entry in particular areas of our consulting expertise are low.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. We currently have existing patents for products such as pterostilbene methods of use for lowering cholesterol,  anythocyandian production, nicotinyl riboside methods of use and Jojoba extract (simmondsin) that require additional capital for product development, commercialization and marketing.

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

The following table sets forth our existing patents and those to which we have licensed rights.

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	2/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/2025	Licensed from The Research Foundation of State University of New York
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College

Manufacturing

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

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization, or “ISO”, and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.

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

Research and Development

We have successfully conducted a clinical trial, together with the University of Mississippi, on our proprietary compound pterostilbene for its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, possibly the pharmaceutical markets as well.  We anticipate conducting additional clinical trials on other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

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

Employees

As of December 29, 2012, ChromaDex (including Chromadex Analytics and Spherix Consulting, Inc.) had 73 employees, 64 of whom were full-time and 9 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $11,662,000 for the year ended December 29, 2012 and a net loss of approximately $7,895,000 for the year ended December 31, 2011. As of December 29, 2012, our accumulated deficit was approximately $29,717,000. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations, and the cash payments received and to be received from the sale of the BluScience consumer product line subsequent to the year ended December 29, 2012 will be sufficient to meet our projected operating plans through December, 2013, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and the cash payments received and to be received from the sale of BluScience consumer product line subsequent to the year ended December 29, 2012 will be sufficient to implement our operating plan through December, 2013. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to December, 2013 both to meet our projected operating plans after December, 2013 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

The success of our ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

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

As an ingredient supplier, marketer and manufacturer of products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

We acquire a significant amount of key ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.

We acquire a significant amount of key ingredients for a number of our products from suppliers outside of the United States, particularly India and China.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from overseas.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the Indian and U.S. governments, our suppliers and our company.

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

We depend greatly on Frank L. Jaksch Jr. and Thomas C. Varvaro, who are our Chief Executive Officer and Chief Financial Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide us with meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Some of our employees were previously employed at other dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic companies. We may also hire additional employees who are currently employed at other such companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. We may be subject to claims that these employees or independent contractors have used or disclosed such other party’s trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

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

We may need to increase the size of our organization, and we may be unable to manage rapid growth effectively.

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

The process by which our customer’s industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time-consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce new GMPs, regulations that will likely affect many of our customers.  These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

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

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities.  While we believe that, given our present business, we are not currently required to obtain regulatory approval to market our goods because, among other things, we do not (i) produce or market any clinical devices or other products, or (ii) sell any medical products or services to the customer, we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained for any products that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our goods may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTC Markets where they have historically been thinly traded, if at all, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

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

As of December 29, 2012, we had outstanding warrants for an aggregate of 10,056,914 shares of common stock at a weighted average exercise price of $0.72 per share and options exercisable for an aggregate of 13,445,692 shares of common stock at a weighted average exercise price of $1.10 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.  Properties

As of December 29, 2012, we lease approximately 13,000 square feet of office space in Irvine, California with the lease expiring on December 31, 2013 and approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with four years remaining on the lease.  We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado.  Subsequent to the year ended December 29, 2012, we began renting approximately 2,500 square feet of office space in Bethesda, Maryland.  We do not own any real estate.  For the year ended December 29, 2012, our total annual rental expense was approximately $512,000.

Item 3.  Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April, 2010, we have been quoted on the middle tier of the OTC Markets Group, Inc. (f/k/a Pinksheets) (the “OTCQB”) under the symbol “CDXC.”  OTCQB is a network of securities dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for ChromaDex common stock for each of the periods indicated as reported by OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 29, 2012
Quarter Ended	High	Low
December 29, 2012	$0.88	$0.54
September 29, 2012	$1.17	$0.56
June 30, 2012	$0.71	$0.44
March 31, 2012	$1.08	$0.55

Fiscal Year Ending December 31, 2011
Quarter Ended	High	Low
December 31, 2011	$1.05	$0.52
October 1, 2011	$1.77	$0.82
July 2, 2011	$1.72	$1.20
April 2, 2011	$1.99	$1.32

On March 22, 2013, the closing bid quotation was $0.68.

Prior to its merger with Cody Resources on June 20, 2008, ChromaDex stock had not been quoted in the market.  Prior to the merger, Cody Resources Inc. was quoted on the OTC Bulletin Board under the symbol “CDYE.OB.”

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

Holders of Our Common Stock

As of March 20, 2013, we had approximately 86 registered holders of record of our common stock.

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

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. We recently acquired Spherix, which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks. In 2011, we launched BluScience retail consumer line based on our proprietary ingredients, however, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.

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

By curtailing certain expenditures, we anticipate that our current cash, cash equivalents, cash generated from operations and the cash payments received and to be received from the sale of BluScience consumer product line subsequent to the year ended December 29, 2012 (see Liquidity and Capital Resources below in Item 7 of this Annual Report on Form 10-K) will be sufficient to meet our projected operating plans through December, 2013. We may, however, seek additional capital prior to the end of December, 2013 both to meet our projected operating plans after December, 2013 and/or to fund our longer term strategic objectives.

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

We have licensed to OPKO Health, Inc. (“OPKO”), a multi-national biopharmaceutical and diagnostics company, certain new product offerings and health care technologies for distribution and business development throughout Latin America.  The initial product to be commercialized is our proprietary ingredient pterostilbene.  We believe that partnering with OPKO provides a unique opportunity to enter the Latin American market and we see its market a as potentially offering the Company significant long-term economic prospects.

Some of our operations are subject to regulation by various state and federal agencies.  In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA, FTC and U.S. Department of Agriculture (“USDA”) regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Recent Developments

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.2 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.

On March 7, 2013, we entered into an Exclusive License Agreement (the "Agreement") with Washington University, located in Saint Louis, Missouri ("WU"). Under the terms of the Agreement, WU granted to ChromaDex a worldwide, exclusive, sublicensable right and license to use certain patent rights relating to the use of the vitamin known as Nicotinamide Riboside (“NR”) in a specified field of use. NR is found naturally in trace amounts in milk and other foods and is a more potent version of Niacin (vitamin B3).  In consideration of the license granted, we will pay to WU earned royalties on net sales of all licensed products (including sales by sublicensees and affiliates), as well as a percentage of attributed income from sublicensing agreements. We are subject to minimum annual maintenance or royalty payments to WU of $25,000 during the term of the Agreement.  We have agreed upon a commercialization plan to develop, commercialize and market licensed products under that Agreement and will make certain payments to WU in connection with the achievement of certain milestone events relating to product development and regulatory approvals in accordance with the terms of the Agreement.

Results of Operations

Our net sales for the twelve-month periods ended December 29, 2012 and December 31, 2011 were $11,610,494 and $8,112,610, respectively. We incurred a net loss of $11,662,426 for the twelve-month period ended December 29, 2012 and a net loss of $7,894,984 for the twelve-month period ended December 31, 2011. This equated to a $0.13 loss per basic and diluted share for the twelve-month period ended December 29, 2012 versus a $0.12 loss per basic and diluted share for the twelve-month period ended December 31, 2011.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  However, we presently do not have the necessary resources (financial and otherwise) to do so.   We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a GMP compliant pilot plant to support small to medium scale production of target compounds or collaborate with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

	Twelve months ending
	December 29, 2012	December 31, 2011	Change
Sales	$11,610,494	$8,112,610	43%
Cost of sales	9,335,057	5,640,791	65%
Gross profit	2,275,437	2,471,819	-8%
Operating expenses-Sales and marketing	5,520,141	2,539,252	117%
-General and administrative	8,391,730	7,796,806	8%
Nonoperating-Interest income	3,014	1,397	116%
-Interest expenses	(29,006)	(32,142)	-10%
Net loss	$(11,662,426)	$(7,894,984)	48%

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales increased by 43% to $11,610,494 for the twelve-month period ended December 29, 2012 as compared to $8,112,610 for the twelve-month period ended December 31, 2011. The core standards, contract services and ingredients segment generated net sales of $8,527,800 for the twelve-month period ended December 29, 2012.  This is an increase of 6%, compared to $8,079,960 for the twelve-month period ended December 31, 2011.  This increase was largely due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated net sales of $3,082,694 for the twelve-month period ended December 29, 2012.  The gross sales for this segment was $6,861,035, however, sales deductions for promotions discounts and returns totaled $3,778,341.  For the twelve-month period ended December 31, 2011, the retail dietary supplement products segment only had net sales of $32,650 as we had just begun generating initial sales for our BluScience product line.

Cost of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve-month period ended December 29, 2012 was $9,335,057 as compared with $5,640,791 for the twelve-month period ended December 31, 2011.  As a percentage of net sales, this represented 11% increase for the twelve-month period ended December 29, 2012 compared to the twelve-month period ended December 31, 2011.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the twelve-month period ended December 29, 2012 was 72% compared to 67% for the twelve-month period ended December 31, 2011.  This percentage increase in cost of sales is largely due to an increase in sales of proprietary ingredients and other bulk dietary supplement grade raw materials.  These proprietary ingredients and bulk dietary supplement grade raw materials have significantly higher costs than other products.  We expect to see an increase in the sales of these proprietary ingredients and bulk dietary supplement grade raw materials over the next twelve months.  The cost of sales for the retail dietary supplement products segment for the twelve-month period ended December 29, 2012 was $3,234,278 despite net sales of $3,082,694.  This is due to gross sales of $6,861,035 and the cost of sales as a percentage of gross sales was 47% for the twelve-month period ended December 29, 2012.  For the twelve-month period ended December 31, 2011, the retail dietary supplement products segment generated net sales of $32,650 while incurring a cost of $224,305, which is largely related to a write-off of initial lots of BluScience inventory that did not meet required internal quality control specifications.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.  Our gross profit decreased 8% to $2,275,437 for the twelve-month period ended December 29, 2012 from $2,471,819 for the twelve-month period ended December 31, 2011.  For the core standards, contract services and ingredients segment, our gross profit decreased 9% to $2,427,021 for the twelve-month period ended December 29, 2012 from $2,663,474 for the twelve-month period ended December 31, 2011.  The increase in direct costs of sales as a percentage of net sales was the primary cause for the decrease in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $151,584 for the twelve-month period ended December 29, 2012.  This was due to the sales promotions and sales discounts we offered in relation to the launch of our BluScience products to retail distribution channels.  For the twelve-month period ended December 31, 2011, the retail dietary supplement products segment had a gross loss of $191,655.

Operating Expenses - Sales and Marketing

Sales and Marketing Expenses consist of salaries, commissions to brokers and advertising and marketing expenses. Sales and marketing expenses for the twelve-month period ended December 29, 2012 was $5,520,141 as compared to $2,539,252 for the twelve-month period ended December 31, 2011. For the core standards, contract services and ingredients segment, sales and marketing expenses for the twelve-month period ended December 29, 2012, increased to $2,227,934 compared to $1,748,360 for the twelve-month period ended December 31, 2011.  The increase was largely due to our increased efforts of marketing and promoting public awareness of one of our proprietary ingredients, pterostilbene.  For the retail dietary supplement products segment, sales and marketing expenses for the twelve-month period ended December 29, 2012, increased to $3,292,207 as compared to $790,892 for the twelve-month period ended December 31, 2011.  This increase was mainly due to our national advertising campaign through television and radio media as well as co-op advertising with retailers in support of marketing BluScience products.

Operating Expenses - General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the twelve-month period ended December 29, 2012 increased to $8,391,730 as compared to $7,796,806 for the twelve-month period ended December 31, 2011.  One of the factors that contributed to this increase was certain one-time severance payments made due to the terminations of certain officers of the Company.  Severance expenses incurred due to the terminations of certain officers for the twelve-month period ended December 29, 2012 were approximately $671,000.  Another factor that contributed to the increase in general and administrative expenses was the increase in investor relations expenses for the purpose of increasing market and shareholder awareness.  Our investor relations expenses for the twelve-month period ended December 29, 2012 were $987,399 as compared to $517,891 for the twelve-month period ended December 31, 2011.  Lastly, we had additional executive management and administrative staff during the first six months of 2012, to support the launch of BluScience, which led to an increase in general and administrative expenses.

Nonoperating - Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended December 29, 2012, was $3,014 as compared to $1,397 for the twelve-month period ended December 31, 2011.

Nonoperating - Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the twelve-month period ended December 29, 2012, was $29,006 as compared to $32,142 for the twelve-month period ended December 31, 2011.

Depreciation and Amortization

For the twelve-month period ended December 29, 2012, we recorded approximately $328,099 in depreciation compared to approximately $328,632 for the twelve-month period ended December 31, 2011. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve month period ended December 29, 2012, we recorded amortization on intangible assets of approximately $15,934 compared to approximately $70,249 for the twelve month period ended December 31, 2011.

Income Taxes

At December 29, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2012 and 2011.

Liquidity and Capital Resources

From inception and through December 29, 2012, we have incurred aggregate losses of approximately $30 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

During the twelve-month period ended December 29, 2012, we sold 9,966,666 shares of our common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or $6,739,498 after deducting offering costs in a registered direct offering of these shares.  We also sold 4,933,329 restricted shares of our common stock at a price per share of $0.75 for gross proceeds of $3,699,997, or $3,330,740 after deducting offering costs.

Subsequent to the period ended December 29, 2012, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.2 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  In addition, as of December 29, 2012, we had 7,803,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $1,638,748.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

While we anticipate that our current levels of capital, along with  curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of December, 2013, we may seek additional capital prior to December, 2013, both to meet our projected operating plans through and after December, 2013 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2013, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the twelve-month period ended December 29, 2012 was approximately $10,120,000 as compared to approximately $4,099,000 for the twelve-month period ended December 31, 2011.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the twelve-month period ended December 29, 2012.  Net cash used in operating activities for the twelve-month period ended December 31, 2011 largely reflects increase in inventories and prepaid expenses along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $77,000 for the twelve-month period ended December 29, 2012, compared to approximately $177,000 for the twelve-month period ended December 31, 2011. The decrease in cash used in investing activities mainly reflects the timing of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $10,296,000 for the twelve-month period ended December 29, 2012, compared to approximately $2,469,000 for the twelve-month period ended December 31, 2011.  Net cash provided by financing activities for the twelve-month period ended December 29, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.  Net cash provided by financing activities for the twelve-month period ended December 31, 2011 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.

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

Trade Receivables

As of December 29, 2012, we had $1,940,539 in trade receivables as compared to $723,666 as of December 31, 2011.  This increase was largely due to the sales generated from our BluScience consumer product operation.  As of December 31, 2011, we had just begun generating initial sales for our BluScience product line.

Inventories

As of December 29, 2012, we had $5,205,304 in inventory as compared to $2,905,600 as of December 31, 2011. This increase was largely due to the increase in inventories for BluScience consumer product line.

Accounts Payable

As of December 29, 2012, we had $3,428,233 in accounts payable as compared to $2,250,241 as of December 31, 2011.  This increase was primarily due to the timing of payments related to our purchases of inventory and services.

Advances from Customers

As of December 29, 2012, we had $310,267 in advances from customers as compared to $199,693 as of December 31, 2011.  These advances are for large scale contract services and contract research projects where we require a deposit before beginning work.  This increase was due to increase in the large scale projects during the last six months of 2012.

Off-Balance Sheet Arrangements

During the fiscal years ended December 29, 2012 and December 31, 2011, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

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

Revenue recognition

We recognize sales and the related cost of goods sold at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met:  an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in Net sales.  For the year ending in December 29, 2012, shipping and handling fees billed to customers was $108,996 and the cost of shipping and handling fees billed to customers was $123,062.  For the year ending in December 31, 2011, shipping and handling fees billed to customers was $126,342 and the cost of shipping and handling fees billed to customers was $127,370.  Shipping and handling fees not billed to customers are recognized as cost of sales.

Intangible Assets

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

Research and development costs

Research and development costs consist of direct and indirect costs associated with the development of our technologies. These costs are expensed as incurred.

New accounting pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 1 appearing in “Item 8 Financial Statements and Supplementary Data” of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, Illinois
March 29, 2013

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
December 29, 2012 and December 31, 2011
	2012	2011
Assets

Current Assets
Cash	$520,000	$420,152
Trade receivables, less allowance for doubtful accounts and returns 2012 $450,000; 2011 $9,000	1,940,539	723,666
Inventories	5,205,304	2,905,600
Prepaid expenses and other assets	261,297	903,934
Total current assets	7,927,140	4,953,352

Leasehold Improvements and Equipment, net	936,426	1,172,288

Deposits and Other Noncurrent Assets
Deposits	34,773	44,159
Intangible assets, less accumulated amortization 2012 $850,103; 2011 $834,169	136,182	100,106
Total deposits and other noncurrent assets	170,955	144,265

Total assets	$9,034,521	$6,269,905

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,428,233	$2,250,241
Accrued expenses	876,158	755,967
Current maturities of capital lease obligations	77,259	77,356
Customer deposits and other	310,267	199,693
Deferred rent, current	71,042	59,743
Total current liabilities	4,762,959	3,343,000

Capital lease obligations, less current maturities	148,374	164,729

Deferred rent, less current	129,859	200,890

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding 2012 92,140,062 and 2011 72,939,996 shares	92,140	72,940
Additional paid-in capital	33,617,801	20,542,532
Accumulated deficit	(29,716,612)	(18,054,186)
Total stockholders' equity	3,993,329	2,561,286

Total liabilities and stockholders' equity	$9,034,521	$6,269,905

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 29, 2012 and December 31, 2011

	2012	2011

Sales	$11,610,494	$8,112,610
Cost of sales	9,335,057	5,640,791

Gross profit	2,275,437	2,471,819

Operating expenses:
Sales and marketing	5,520,141	2,539,252
General and administrative	8,391,730	7,796,806
Operating expenses	13,911,871	10,336,058

Operating loss	(11,636,434)	(7,864,239)

Nonoperating income (expense):
Interest income	3,014	1,397
Interest expense	(29,006)	(32,142)
Nonoperating expenses	(25,992)	(30,745)

Net loss	$(11,662,426)	$(7,894,984)

Basic and Diluted loss per common share	$(0.13)	$(0.12)

Basic and Diluted weighted average common shares outstanding	90,268,802	68,306,812

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 29, 2012 and December 31, 2011
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2011	60,875,325	$60,875	$15,034,550	$(10,159,202)	$4,936,223

Exercise of stock options	43,248	43	26,355	-	26,398

Exercise of warrants	12,021,423	12,022	2,512,477	-	2,524,499

Share-based compensation	-	-	2,969,150	-	2,969,150

Net loss	-	-	-	(7,894,984)	(7,894,984)

Balance, December 31, 2011	72,939,996	72,940	20,542,532	(18,054,186)	2,561,286

Issuance of common stock, net of
offering costs of $1,104,759	14,899,995	14,900	10,055,338	-	10,070,238

Issuance of common stock for vested
restricted stock	1,140,000	1,140	158,460	-	159,600

Repurchase and cancellation of
common stock	(10,000)	(10)	(8,190)	-	(8,200)

Exercise of stock options	6,117	6	3,053	-	3,059

Exercise of warrants	754,103	754	156,746	-	157,500

Share-based compensation	2,409,851	2,410	2,709,862	-	2,712,272

Net loss	-	-	-	(11,662,426)	(11,662,426)

Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 29, 2012 and December 31, 2011
	2012	2011

Cash Flows From Operating Activities
Net loss	$(11,662,426)	$(7,894,984)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation of leasehold improvements and equipment	328,099	328,632
Amortization of intangibles	15,934	70,249
Share-based compensation expense	2,703,253	2,969,150
Loss from impairment of intangibles	-	133,500
Loss from disposal of equipment	1,937	-
Changes in operating assets and liabilities:
Trade receivables	(1,216,873)	277,897
Inventories	(2,299,704)	(1,482,565)
Prepaid expenses and other assets	675,602	(672,711)
Accounts payable	1,177,992	1,735,643
Accrued expenses	105,631	384,947
Customer deposits and other	110,574	87,266
Deferred rent	(59,732)	(35,853)
Net cash (used in) operating activities	(10,119,713)	(4,098,829)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(24,555)	(150,663)
Purchase of intangible assets	(52,010)	(26,000)
Net cash (used in) investing activities	(76,565)	(176,663)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	10,229,838	-
Proceeds from exercise of stock options	3,059	26,398
Proceeds from exercise of warrants	157,500	2,524,499
Repurchase of common stock	(8,200)	-
Principal payments on capital leases	(86,071)	(81,712)
Net cash provided by financing activities	10,296,126	2,469,185

Net increase (decrease) in cash	99,848	(1,806,307)

Cash Beginning of Year	420,152	2,226,459

Cash Ending of Year	$520,000	$420,152

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$29,006	$32,142

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$69,619	$47,149

Supplemental Schedule of Noncash Share-based Compensation
Stock awards earned but not issued	$14,560	$-
Stock and warrant awards issued for future services	$23,579	$-
Warrants issued, net of offering costs	$44,610	$-

See Notes to Consolidated Financial Statements.

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Chromadex Analytics, Inc. and Spherix Consulting, Inc. (collectively, the “Company”) are an innovative natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries.  The Company supplies ingredients, phytochemical reference standards, and related phytochemical products and services.  The Company recently acquired Spherix Consulting, Inc., which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  The amount of the purchase price of Spherix was insignificant.  In 2011, the Company launched its BluScience retail consumer line based on its proprietary ingredients. However, on March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.

Significant accounting policies are as follows:

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.  The fiscal years ended December 29, 2012 (referred to as 2012), and December 31, 2011 (referred to as 2011), each consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in Net sales.  For the year ending in December 29, 2012, shipping and handling fees billed to customers was $108,996 and the cost of shipping and handling fees billed to customers was $123,062.  For the year ending in December 31, 2011, shipping and handling fees billed to customers was $126,342 and the cost of shipping and handling fees billed to customers was $127,370.  Shipping and handling fees not billed to customers are recognized as cost of sales.

Cash concentration:  The Company maintains substantially all of its cash in one bank account.

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a period review of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended December 29, 2012 and December 31, 2011 were $450,000 and $9,000, respectively.  Of the allowance amount of $450,000 for the period ended December 29, 2012, $433,000 represents a hold on the receivables placed by a retailer that carries our BluScience retail consumer line.  The hold is placed by the retailer as an offset in the event of future returns of our products and the hold was treated as a reduction of revenue. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $366,000 and $227,000 for the periods ended December 29, 2012 and December 31, 2011 respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended December 29, 2012 and December 31, 2011 are as follows:

	2012	2011
Reference standards	$1,614,755	$1,459,330
Bulk ingredients	432,230	174,847
Dietary supplements – raw materials	401,809	709,476
Dietary supplements – work in process	465,253	38,293
Dietary supplements – finished goods	2,657,257	750,654
	5,571,304	3,132,600
Less valuation allowance	366,000	227,000
	$5,205,304	$2,905,600

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2009 to 2012, which statutes expire in 2013 to 2015, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 29, 2012, the Company has no liability for unrecognized tax benefits.

Research and development costs:  Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.  Research and development costs for the periods ended December 29, 2012 and December 31, 2011 were $141,573 and $96,788, respectively.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended December 29, 2012 and December 31, 2011 were $2,564,763 and $418,108, respectively.

Share based compensation:  The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees.  For employees, share based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee is required to provide services for the award.  For non-employees, share based compensation cost is recorded for all option grants and awards of non-vested stock and is remeasured over the vesting term as earned.  The expense is recognized over the period the non-employee is required to provide services for the award.

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

Note 2.  Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended December 29, 2012 and December 31, 2011.
	Years Ended
	2012	2011
Basic weighted average common shares outstanding	90,268,802	68,306,812
Warrants and options in the money, net	5,720,320	7,677,914
Weighted average common shares outstanding assuming dilution	95,989,122	75,984,726

Total warrants and options that were not “in the money” at December 29, 2012 and December 31, 2011 were 14,914,696 and 17,114,450, respectively.

Note 3.  Intangible Assets

Intangible assets consisted of the following:

	2012		2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
License agreements and other	$986,285	$850,103	$934,275	$834,169

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended December 29, 2012 and December 31, 2011 was $15,934 and $70,249, respectively.

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

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2013	$18,628
2014	18,628
2015	18,628
2016	18,628
2017	18,628
Thereafter	43,042
$136,182

Note 4.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2012	2011

Laboratory equipment	$2,439,688	$2,378,122
Leasehold improvements	403,971	403,971
Computer equipment	363,739	302,518
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	106,080	149,086
	3,339,668	3,259,887
Less accumulated depreciation	2,403,242	2,087,599
	$936,426	$1,172,288

Note 5.  Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $381,888 and $372,027 and accumulated amortization of $90,960 and $77,883 as of December 29, 2012 and December 31, 2011, respectively.

Minimum future lease payments under capital leases as of December 29, 2012, are as follows:

Year ending December:
2013	$97,951
2014	97,951
2015	37,797
2016	24,905
2017	4,056
Total minimum lease payments	262,660
Less amount representing interest	37,027
Present value of net minimum lease payments	225,633
Less current portion	77,259
Long-term obligations under capital leases	$148,374

Interest expense related to capital leases was $29,006 and $32,142 for the years ended December 29, 2012 and December 31, 2011, respectively.

Note 6.  Accrued Expenses

Accrued expenses consisted of:

	2012	2011

Salaries and vacation	$388,100	$361,269
Professional services	141,895	120,797
Other	346,163	273,901
	$876,158	$755,967

Note 7.  Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2012 and 2011 compared to the Company’s income tax expense for the years ended December 29, 2012 and December 31, 2011 is as follows:

	2012	2011

Income tax expense (benefit) at statutory rate	$(3,965,000)	$(2,684,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(428,000)	(382,000)
Nondeductible expenses	134,000	135,000
Change in effective tax rate	194,000	(26,000)
Change in valuation allowance	4,136,000	2,953,000
Other	(71,000)	4,000
	$-	$-

The deferred income tax assets and liabilities consisted of the following components as of December 29, 2012 and December 31, 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$8,512,000	$4,757,000
Stock options and restricted stock	1,679,000	1,620,000
Inventory reserve	138,000	88,000
Allowance for doubtful accounts	169,000	4,000
Accrued expenses	134,000	86,000
Intangibles	48,000	63,000
Deferred rent	76,000	42,000
	10,756,000	6,660,000
Less valuation allowance	10,629,000	6,493,000
	127,000	167,000

Deferred tax liabilities:
Leasehold improvements and equipment	(101,000)	(129,000)
Prepaid expenses	(26,000)	(38,000)
	(127,000)	(167,000)

	$-	$-

The Company has tax net operating loss carryforwards available to offset future federal taxable income and future state taxable income of approximately $22,530,000 and $18,625,000, respectively which begin to expire in the year ending December 31, 2023 and 2013, respectively.  Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward.  The Company has determined that the stock issued in the year 2010 created a change in control under the Internal Revenue Code Section 382.  This limitation is not expected to be significant.

Note 8.  Employee Equity Incentive Plan

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 6,569,688 at December 29, 2012. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the years ended December 29, 2012 and December 31, 2011.

Year Ended December	2012	2011
Volatility	33.22%	31.56%
Expected dividends	0.00%	0.00%
Expected term	5.8 years	5.8 years
Risk-free rate	0.96%	2.20%

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

The following table summarizes service period based stock options activity at December 29, 2012 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	13,895,872	$1.53

Options Granted	10,905,375	0.87
Options Exercised	(6,117)	0.50
Options Cancelled	(7,765,512)	1.60
Options Forfeited	(4,827,060)	1.05
Outstanding at December 29, 2012	12,202,558	$1.08	8.25	$27,991

Exercisable at December 29, 2012	4,638,114	$1.30	6.19	$25,546

During the year ended December 29, 2012, the Company granted option awards to 7 directors and 2 employees who are all accredited investors at an exercise price of $0.945, on the condition that certain option awards with exercise prices of $1.50 or higher, which the Company had previously granted are terminated.  Such directors and employees accepted these conditional option awards and agreed to terminate previously granted options to purchase an aggregate of 7,765,512 shares at exercise prices of $1.50 or higher and receive new option awards to purchase an aggregate of 4,777,878 shares at an exercise price of $0.945.  The incremental compensation cost, which is the excess of the fair value of the replacement awards over the fair value of the cancelled awards at the cancellation date, was measured using the Black-Scholes based option valuation model.  The total incremental compensation cost was $970,071 and this cost together with the unrecognized compensation cost of the cancelled awards will be amortized over the vesting periods of replacement awards which range from 1 to 3 years.  The existing expense of the cancelled awards through cancellation date remains and is not reversed.

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.56 on the last day of business for the year ended December 29, 2012.  The weighted average fair value of options granted during the years ended December 29, 2012, and December 31, 2011 was $0.27, and $0.53 respectively.  The aggregate intrinsic value for options exercised during the years ended December 29, 2012, and December 31, 2011 was $765 and $52,228 respectively.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at December 29, 2012 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,200,000	$1.64

Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Forfeited	(1,054,166)	1.65
Outstanding at December 29, 2012	145,834	$1.59	8.27	$-

Exercisable at December 29, 2012	85,417	$1.59	8.21	$-

The weighted average fair value of options granted during the year ended December 31, 2011 was $0.53.

On February 13, 2012, William Spengler, our former President, ceased serving in all positions held with the Company.  1,000,000 performance based stock options held by Mr. Spengler were forfeited.  Expense recognized related to these forfeited options was reversed during the year ended December 29, 2012, as the performance criteria established by the Company were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $528,300.

As of December 29, 2012, there was $2,410,677 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.42 years as of December 29, 2012.  The realized tax benefit from stock options for the years ended December 29, 2012, and December 31, 2011 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at December 29, 2012 and changes during the twelve months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 31, 2011	1,000,000	$1.27

Granted	2,250,000	0.75
Vested	-	-
Forfeited	(2,750,000)	0.95
Unvested shares at December 29, 2012	500,000	$0.69

Expected to Vest as of December 29, 2012	500,000	$0.69

Certain restricted stock awards had market conditions.  The fair values of these restricted stock awards were estimated at the dates of award using the Hull-White based binomial valuation model.  The table below outlines the weighted average assumptions of these market conditioned restricted stock awarded to employees during the year ended December 29, 2012.

Year Ended December 29, 2012	2012
Expected Term	3.00
Expected Volatility	69.98%
Expected Dividends	0.00%
Risk Free Rate of Return	0.39%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries as well as the historical volatility of the Company’s common stock.  Less weight was assigned to the volatility of the Company’s common stock as the historical volatility of Company’s common stock covers only about four and a half years in a thinly traded market.  The dividend yield assumption is based on the Company’s history and expectation on future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The Company used the expected vesting period of the restricted stock for estimating the expected term of the restricted stock.

Certain restricted stock awards had both market and service conditions and the awards become vested on the satisfaction of either condition.  The fair values of these restricted stock awards were estimated at the date of award using the Company’s stock price as the service condition prevailed over the market condition.

On February 13, 2012, William Spengler, our former President, ceased serving in all positions he held with the Company.  1,000,000 restricted shares of our common stock held by Mr. Spengler were forfeited.  Expense recognized related to this forfeited restricted stock award was reversed during the year ended December 29, 2012, as the vesting conditions established by the Company, including continuous employment through November 15, 2013, were not met.  The reversed expense amount the Company had recognized through December 31, 2011 was $476,411.

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

On June 6, 2012, the Company awarded 250,000 shares of restricted stock to each of our Chief Executive Officer, Frank Jaksch and our Chief Financial Officer, Thomas Varvaro.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Jaksch or Mr. Varvaro for any reason.  As of December 29, 2012, these shares have not been vested.

As of December 29, 2012, the Company did not have any unrecognized compensation expense related to restricted stock awards to employees.

Stock Awards

From time to time, the Company awards shares of its common stock to executives and members of the Board of Directors as part of its overall compensation program.  On February 7, 2012, the Company awarded 100,000 shares of common stock to Jeffrey Himmel, our former Chief Executive Officer and President, pursuant to an employment agreement with Mr. Himmel.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value of $94,000 was expensed on the date of award.  On February 21, 2012, the Company awarded 75,000 shares of common stock to Debra Heim, our former Chief Operating Officer, pursuant to an employment agreement with Ms. Heim.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the award is deemed to be fully earned upon issuance and the full fair value of $60,000 was expensed on the date of award.  On June 6, 2012, the Company awarded 500,000 shares of common stock to each of Michael Brauser and Barry Honig, who are Co-Chairmen of the Board of Directors.  The fair value of these awarded shares was estimated at the date of award using the Company’s stock price.  Since these shares are immediately vested, the awards are deemed to be fully earned upon issuance and the full fair value of $690,000, or $345,000 each was expensed on the date of award.

For employee share-based compensation, the Company recognized share-based compensation expense of $1,497,509 in general and administrative expenses in the statement of operations for the year ended December 29, 2012.  The Company recognized $2,677,891 in share-based compensation expense for the year ended December 31, 2011.

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

The following table summarizes activity of stock options granted to non-employees at December 29, 2012 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 29, 2012	1,097,300	$1.23	5.26	$15,540

Exercisable at December 29, 2012	1,094,800	$1.23	5.26	$15,401

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.56 on the last day of business for the year ended December 29, 2012.

As of December 29, 2012, there was $580 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 4.4 months as of December 29, 2012.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to the respective service agreements.  In addition, there may be other vesting conditions such as achievement of certain performance goals on certain awards.

The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of vested non-employee restricted stock awards during the year ended December 29, 2012 was $568,400, which represents the market value of the Company’s common stock on the vesting date less the purchase price.  There were no unvested non-employee restricted stock awards at December 29, 2012.

The following table summarizes activity of restricted stock awards to non-employees at December 29, 2012 and changes during the year then ended:

	Shares	Weighted Average Fair Value
Unvested shares at December 31, 2011	1,170,000	$0.41

Granted	-	-
Vested	(1,140,000)	0.50
Forfeited	(30,000)	0.74
Unvested shares at December 29, 2012	-	$-

As of December 29, 2012, the Company did not have any unrecognized compensation expense related to restricted stock awards to non-employees.

Stock Awards

From time to time, the Company awards shares of its common stock to non-employees for services provided.  If the fair value of services received is more reliably measurable than the fair value of the stock awarded, the fair value of the services received is used to measure the award.  In contrast, if the fair value of the stock issued is more reliably measurable, than the fair value of services received, the award is measured based on the fair value of the stock awarded.  Since these stock awards are fully vested and non-forfeitable, upon issuance the measurement date for the award is usually reached on the date of the award.

During the year ended December 29, 2012, the Company awarded an aggregate of 1,234,851 shares of the Company’s common stock to non-employees.  The expense the Company recognized for these awards was $790,443 for the year ended December 29, 2012.  The Company did not award any shares to non-employees during the year ended December 31, 2011.

Warrant Awards

During the year ended December 29, 2012, the Company also awarded warrants to purchase 250,000 shares of the Company’s common stock to a certain non-employee.  The exercise price of these warrants is $0.75 per share and the term for these warrants was 2 years.

The fair value of these warrants was estimated at the date of award using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrants granted.

Year Ended December 29, 2012	2012
Volatility	28.2%
Expected dividends	0.00%
Expected term	2.0 years
Risk-free rate	0.27%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries. The Company did not use the volatility of the Company’s common stock as the historical volatility of Company’s common stock covers only about four and a half years in a thinly traded market.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the warrants represents the contractual terms.

For the year ended December 29, 2012, the expense the Company recognized for these warrant awards was $4,731.  As of December 29, 2012, there was $4,094 of total unrecognized compensation expense related to warrants awarded to the non-employee.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $1,205,744 in general and administrative expenses in the statement of operations for the year ended December 29, 2012. The Company recognized $291,259 in share-based compensation expense for the year ended December 31, 2011.

Note 10.  Stock Issuance

On January 31, 2012, the Company entered into a definitive agreement with investors in a registered direct offering of common stock at a price per share of $0.75.  On February 9, 2012, the registered direct offering was consummated and the Company sold 9,966,666 shares of common stock at a price per share of $0.75 for gross proceeds of $7,475,000, or net proceeds of $6,739,498 after deducting offering costs.  As a part of the offering commission to its placement agent, the Company issued warrants to purchase 300,000 shares of the Company’s common stock to the placement agent, Aegis Capital Corp. and its designees.  These warrants have an exercise price of $0.85 per share, a term of 2.5 years and a cashless exercise feature.  The aggregate estimated fair value of these warrants was $44,610 and these warrants were determined to be equity awards.  The fair value was estimated at the date of issuance using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrants issued to Aegis Capital Corp. and its designees.

Year Ended December 29, 2012	2012
Volatility	29.7%
Expected dividends	0.00%
Expected term	2.5 years
Risk-free rate	0.28%

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

Note 11.  Warrants

During the year ended December 29, 2012, 750,000 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $157,500 from exercise of these warrants.  These warrants were issued during the year ended January 1, 2011 pursuant to a subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010.

In addition, during the year ended December 29, 2012, a part of the warrants issued to Aegis Capital Corp. and its designees, warrants with an exercise price of $0.85 per share were exercised and the Company issued 4,103 shares of common stock.  The warrant holder elected a cashless exercise pursuant to the provisions of the warrants and received 4,103 shares of common stock in lieu of 15,000 shares and a cash payment of $0.85 per share.  These warrants were issued during the year ended December 29, 2012 as part of Aegis Capital Corp.’s services as a placement agent in conjunction with the registered direct offering concluded during the year ended December 29, 2012.

The Company also awarded warrants to purchase 250,000 shares of the Company’s common stock to a certain non-employee during the year ended December 29, 2012.  The exercise price of these warrants was $0.75 per share and the term for these warrants was 2 years.

At December 29, 2012, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At December 29, 2012	Weighted Average Remaining Contractual Life
2008 Private placement equity offering	$3.00	1,718,350	3.6 months
2010 Private placement equity offering	$0.21	7,803,564	4.7 months
2012 Placement agent commission	$0.85	285,000	19.1 months
2012 Non-employee award	$0.75	250,000	19.3 months
	$0.72	10,056,914	5.3 months

Note 12.  Commitments

Lease

The Company leases its office and research facilities in California and Colorado under operating lease agreements that expire at various dates from August 2013 through April 2016. Monthly lease payments range from $1,114 per month to $21,480 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2013	$500,469
2014	270,800
2015	278,925
2016	93,886
$1,144,080

Rent expense was $512,110, and $467,675 for the years ended December 29, 2012 and December 31, 2011, respectively.

Royalty

The Company has six royalty agreements related to certain products the Company offers to its customers.  These agreements expire at various dates from December 31, 2019 through May 11, 2031.  Yearly minimum royalty payments including license maintenance fees range from $1,000 per year to $35,000 per year, however these minimum payments escalate each year with a maximum of $75,000 per year.  In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements.  Total royalty expense including license maintenance fees from continuing operations for the year ended December 29, 2012 and December 31, 2011 was $74,804 and $37,049, respectively under these agreements.  Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2013	$83,306
2014	100,315
2015	102,031
2016	116,333
2017	130,572
$532,557

Note 13.  Business Segmentation and Geographical Distribution

Since the year ended December 31, 2011, the Company has generated significant gross sales from its consumer dietary supplement product line, BluScience.  As a result, the Company has begun segregating its financial results into two reportable segments.

•
Core standards, contract services and ingredients segment includes supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, technical consulting and proprietary ingredients.

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

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. Information about the Company’s reporting segments is provided below:

	Core Standards,
	Contract Services and	Retail Dietary Supplement
Year ended December 29, 2012	Ingredients segment	Products segment	Other	Total

Gross Sales	$8,661,638	$6,861,035	$-	$15,522,673
Promotions, discounts and returns	(133,838)	(3,778,341)	-	(3,912,179)
Net sales	8,527,800	3,082,694	-	11,610,494

Cost of sales	6,100,779	3,234,278	-	9,335,057

Gross profit (loss)	2,427,021	(151,584)	-	2,275,437

Operating expenses:
Sales and marketing	2,227,934	3,292,207	-	5,520,141
General and administrative	-	-	8,391,730	8,391,730
Operating expenses	2,227,934	3,292,207	8,391,730	13,911,871

Operating income (loss)	$199,087	$(3,443,791)	$(8,391,730)	$(11,636,434)

	Core Standards,
	Contract Services and	Retail Dietary Supplement
Year ended December 31, 2011	Ingredients segment	Products segment	Other	Total

Gross Sales	$8,107,231	$40,056	$-	$8,147,287
Promotions, discounts and returns	(27,271)	(7,406)	-	(34,677)
Net sales	8,079,960	32,650	-	8,112,610

Cost of sales	5,416,486	224,305	-	5,640,791

Gross profit (loss)	2,663,474	(191,655)	-	2,471,819

Operating expenses:
Sales and marketing	1,748,360	790,892	-	2,539,252
General and administrative	-	-	7,796,806	7,796,806
Operating expenses	1,748,360	790,892	7,796,806	10,336,058

Operating income (loss)	$915,114	$(982,547)	$(7,796,806)	$(7,864,239)

	Core Standards,
	Contract Services and	Retail Dietary Supplement
At December 29, 2012	Ingredients segment	Products segment	Other	Total

Total assets	$3,604,573	$4,331,866	$1,098,082	$9,034,521

	Core Standards,
	Contract Services and	Retail Dietary
At December 31, 2011	Ingredients segment	Supplement Products segment	Other	Total

Total assets	$3,167,191	$1,915,817	$1,186,897	$6,269,905

Revenue from international sources for the core standards, contract services and ingredients segment approximated $1,690,000 and $1,900,000 for the years ended December 29, 2012 and December 31, 2011, respectively.  International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.  We did not have any revenue from international sources for the retail dietary supplement products segment for the years ended December 29, 2012 and December 31, 2011.

The Company’s long-lived assets are located within the United States.

Note 14.  Related Transactions

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.  As of December 29, 2012, there were no transactions between the Company and OPKO under this agreement, but the initial products to be commercialized is our proprietary product pterostilbene.  On July 10, 2012, the Company and OPKO entered into another agreement, pursuant to which OPKO was retained to serve as management consultant and advisor to the Company.  That agreement expired on October 10, 2012. As a consideration for the services, the Company granted OPKO 500,000 shares of its common stock.  The fair value of this stock award was $320,000 and was measured using the Company’s stock price on the date of award.  The expense was amortized over the three month period which the services had been provided.  Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 16.6% of the Company’s outstanding shares as of December 29, 2012, is Chairman of the Board and Chief Executive Officer of OPKO.

Note 15.  Management’s Plans for Continuing Operations

The Company has incurred a loss from operations of $11,636,434 and a net loss of $11,662,426 for the year ended December 29, 2012, and a net loss of $7,894,984 for the year ended December 31, 2011.

The loss for the year ended December 29, 2012 is largely due to sales and marketing expenses as well as sales promotions and sales discounts related to BluScience retail dietary supplement product line.  For the year ended December 29, 2012, sales and marketing expenses for BluScience retail dietary supplement products segment totaled $3,292,207 and sales promotions, sales discounts and returns for BluScience retail dietary supplement products segment totaled $3,778,341.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  As a result, the Company will no longer incur such sales and marketing costs related to BluScience consumer product line.

Another factor that contributed to the net loss is share-based compensation expense.  Our share-based compensation expense totaled to $2,703,253 for the year ended December 29, 2012.  In addition to the stock option grants, the Company has awarded shares of its common stock to both employees and non-employees as compensation for the services provided.  Another factor that contributed to the net loss is the increase in investor relations expense for the purpose of increasing market and shareholder awareness.  Our investor relations expense increased to $987,399 for the year ended December 29, 2012 from $517,891 for the year ended December 31, 2011.  Lastly, there were certain one-time severance payments due to the termination of certain officers of the Company.  Such severance payments totaled approximately $671,000 for the year ended December 29, 2012.

Subsequent to the period ended December 29, 2012, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.2 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through December, 2013.  In addition, as of December 29, 2012, the Company has 7,803,564 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $1,638,748.  There is no guarantee that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  If the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.  The financial statements have been presented as if the Company is a going concern.

Note 16.  Subsequent Events

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.2 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  We will continue to generate revenue though a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for our patented pTeroPure pterostilbene.  The outstanding principal balance of $2,500,000 senior secured note will be payable by NeutriSci in 6 installments of $416,667 on following dates : August 15, 2013, November 15, 2013, February 15, 2014, May 15, 2014, August 15, 2014 and November 15, 2014.   In the event of default, the note can be convertible into Series I Preferred Shares of NeutriSci at the option of ChromaDex.  Each Series I Preferred Share can be convertible into 4 Class A common shares of NeutriSci.  The conversion price will be (a) $4.00 per Series I Preferred Share prior to the Public Offering; or (b) the closing price of Series I Preferred Share or four times the closing price of Class A common share on the Stock Exchange immediately prior to the conversion date.

On March 7, 2013, the Company entered into an Exclusive License Agreement (the "Agreement") with Washington University, located in Saint Louis, Missouri ("WU"). Under the terms of the Agreement, WU granted to ChromaDex a worldwide, exclusive, sublicensable right and license to use certain patent rights relating to the use of the vitamin known as Nicotinamide Riboside (“NR”) in a specified field of use. NR is found naturally in trace amounts in milk and other foods and is a more potent version of Niacin (vitamin B3).  In consideration of the license granted, the Company will pay to WU earned royalties on net sales of all licensed products (including sales by sublicensees and affiliates), as well as a percentage of attributed income from sublicensing agreements. The Company is subject to minimum annual maintenance or royalty payments to WU of $25,000 during the term of the Agreement.  The Company has agreed upon a commercialization plan to develop, commercialize and market licensed products under that Agreement and will make certain payments to WU in connection with the achievement of certain milestone events relating to product development and regulatory approvals in accordance with the terms of the Agreement.

From December 30, 2012 through March 28, 2013, 3,414,283 of the warrants with an exercise price of $0.21 per share have been exercised and the Company received proceeds of $716,999 from the exercise of the warrants.  These warrants were issued during the year ended January 1, 2011, pursuant to the Subscription Agreement entered into by the Company on April 22, 2010.

From December 30, 2012 through March 28, 2013, 13,538 of the stock options with an exercise price of $0.50 per share have been exercised and the Company received proceeds of $6,769.

From December 30, 2012 through March 28, 2013, the Company awarded 440,000 shares of common stock to consultants for certain investor relations services provided.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2012. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2012.

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

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our  internal control over financial reporting.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 29, 2012. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of December 29, 2012, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position
Frank Jaksch, Jr.	44	Chief Executive Officer and Director
Thomas Varvaro	43	Chief Financial Officer
Michael Brauser	57	Co-Chairman of the Board
Barry Honig	41	Co-Chairman of the Board
Stephen A. Block (1)(2)	68	Director
Reid Dabney (1)	61	Director
Hugh Dunkerley (2)(3)	39	Director
Mark S. Germain (3)	62	Director
Glenn L. Halpryn (1)(3)	52	Director
Curtis A. Lockshin (2)	52	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Governance Committee.

Board of Directors

The Board currently consists of nine members, eight of whom are independent within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. On February 7, 2012, the Board appointed Jeffrey Himmel, our then Chief Executive Officer, as a director.  Immediately prior to the appointment of Mr. Himmel the Board adopted a resolution increasing the size of the Board from ten directors to eleven directors.  On February 13, 2012, William Spengler ceased serving in all positions held with the Company and on February 17, 2012, Mr. Spengler resigned from his position as a director of the Company.  On June 11, 2012, Mr. Himmel voluntarily resigned from all the positions he held with the Company, including as a member of our Board.  On June 11, 2012, Mr. Jaksch was appointed as our Chief Executive Officer and President.

Listed below are the biographical summaries and ages as of March 21, 2013 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Michael H. Brauser, 57, has served as Co-Chairman of the Board since October 2011 and served on the Compensation Committee of the Company from May 2010 to March 2011.  Mr. Brauser has been the manager of, and an investor with, Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 to 2002, he served as president and chief executive officer of Naviant, Inc. (eDirect, Inc.), an internet marketing company. He also was the founder of Seisant, Inc. (eData.com, Inc.). Mr. Brauser served as co-chairman of the board of directors of InterCLICK (now a part of Yahoo Inc.(NASDAQ: YHOO)), from August 2007 to December 2011.  The Nominating and Corporate Governance Committee believes that Mr. Brauser’s past experience as co-chairman of the board of directors of InterCLICK and as a manager of an investment company bring extensive business and management expertise to the Board.

Barry Honig, 41, has served as Co-Chairman of the Board since October 2011.  Mr. Honig is a specialist in corporate finance and structuring. He served as co-chairman of board of directors of InterCLICK (now a part of Yahoo Inc.(NASDAQ: YHOO)) from August 2007 to December 2011.  Since 2003, Mr. Honig has served as a consultant to numerous emerging growth companies in all stages of the corporate lifecycle from startup through IPO/APO. His expertise includes capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Since 2004, Mr. Honig has served as president and founder of GRQ Consultants Inc., an investor in, and consultant to, early stage companies. From 1998 to 2001, Mr. Honig worked at Ramius Capital trading in distressed equities, arbitrage, long/short and other specialized trading strategies. The Nominating and Corporate Governance Committee believes that Mr. Honig’s past experience as co-chairman of the board of directors of InterCLICK and as a consultant to numerous emerging growth companies bring extensive business and management expertise to the Board.

Frank L. Jaksch Jr., 44, is a co-founder of the Company and has served as a member of Board since February 2000.  Mr. Jaksch served as Chairman of the Board from May 2010 to October 2011 and was its Co-Chairman from February 2000 to May 2010.  Mr. Jaksch currently serves as our Chief Executive Officer. Mr. Jaksch oversees research, strategy and operations for the Company with a focus on scientific and novel products for pharmaceutical and nutraceutical markets.  From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions.  Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business bring an understanding of the industries in which the Company operates as well as scientific expertise to the Board.

Stephen A. Block, 68, has been a director of the Company since October 2007 and Chair of the Compensation Committee and a member of the Audit Committee since October 2007.  From May 2010 to October 2011, Mr. Block served as Lead Independent Director to the Board. Mr. Block is also a director and chair of the nominating and corporate governance committee and a member of the audit committee of Senomyx, Inc. (NASDAQ:SNMX).  He has served on the board of directors of Senomyx, Inc. since 2005.  Until December 2011, he also served as the chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and, until March 2012, as a director of Allylix, Inc. He served on the boards of directors of these privately held companies since 2008 and 2007, respectively.  Mr. Block retired as senior vice president, general counsel and secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s chief legal officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as senior vice president, general counsel, secretary and director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock & Stroock & Lavan.  Mr. Block currently serves as an industry consultant and as a member of the executive committee of the Orange County network of Tech Coast Angels, a leading angel investing group, as a managing director of Venture Farm LLC, an early stage venture capital firm, and as a Venture Partner of K5 Launch, an Orange County accelerator. Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School.  The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the chief legal officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 61, has served as a director of the Company and has chaired the Audit Committee since October 2007.  Mr. Dabney is the Company’s audit committee financial expert.  Since September 2012, he has also served as a managing director of Merriman Capital, Inc. From November 2008 to September 2012, he has also served as a managing director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.'s (OTC Markets: CEOS) (a Software As A Service (SaaS) technology provider's) senior vice president and chief financial officer. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney served as vice president of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California.  Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from the Financial Industry Regulatory Authority (FINRA).  The Nominating and Corporate Governance Committee believes that Mr. Dabney's experience as chief financial officer of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 39, has served as a director of the Company since December 2005 and has served on the Nominating and Governance Committee since October 2007 and on the Compensation Committee since May 2010. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex.  Since April 2011, Mr. Dunkerley has been an executive vice president, Capital Markets of COR Capital LLC, an investment fund based in Santa Monica, CA. He is a director, secretary and sits on the compensation committee for COR Securities Holdings, Inc., the parent company of Legent Clearing LLC, a national clearing and settlements firm.  Mr. Dunkerley was a Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, from February 2009 to March 2011 where he was active in implementing the Dodd-Frank Wall Street Reform Act, along with the oversight of securities and derivatives portfolios for large money center banks. He was president and chief executive officer of Cecors, Inc. (OTC Markets: CEOS), a Software As A Service (SaaS) technology provider, from October, 2007 to February, 2009. He had served as Cecor's chief operating officer from June 2007 to October, 2007 and as vice president of corporate finance from June 2006 to June 2007. From January 2006 to July 2006, Mr. Dunkerley served as vice president of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies.  Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7, 24, 66 and 79 licenses from FINRA. The Nominating and Corporate Governance Committee believe that Mr. Dunkerley's experience as the chief executive officer of a public company and his extensive financial market experience qualify him to sit on the Nominating and Corporate Governance Committee and the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 62, is a co-founder of the Company and has served on the Nominating and Corporate Governance since May 2010. He served on the Audit Committee from October 2007 to May 2010, and as Co-Chairman of the Board from February 2000 to May 2010.  Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, chairman of the board of directors of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He was a partner in a New York law firm practicing corporate and securities law until 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991.  Mr. Germain is currently a director of the following publicly traded companies: Omnimmune Holdings, Inc. (OTC Markets: OMMH), a biotechnology company, Stem Cell Innovations, Inc. (OTC Markets: SCLL), a cell biology company, Collexis Holdings, Inc. (OTC Markets: CLXS), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ: PSTI), a bio-therapeutics company.  During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ:  REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTC Markets: ILNS), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field.  He graduated from New York University School of Law, Order of the Coif, in 1975.  The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Glenn L. Halpryn, 52, has served as Chairman of the Nominating and Corporate Governance Committee and has served on the Audit Committee since May 2010.  Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001.  Mr. Halpryn currently serves as a director of Castle Brands Inc. (AMEX: ROX), a developer and international marketer of premium branded spirits and served as a director of Sorrento Therapeutics (OTC Markets:SRNE), a biopharmaceutical company until September 2012.  Mr. Halpryn served as a director of Tiger Media Inc. f/k/a SearchMedia Holdings Limited (NYSE:IDI), a China-based billboard and in-elevator advertising company until June 2011.  From April 2010 until October 2011, Mr. Halpryn served as a director of CDSI Holdings, Inc., a public shell company seeking new business opportunities.  From September 2008 until May 2010, Mr. Halpryn also served as a director of Winston Pharmaceuticals, Inc. (OTC Markets: WPHM), a pharmaceutical company specializing in skin creams and pain medications.  From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. (AMEX: IVD). From June 1987 until April 2012, Mr. Halpryn served as the president of and a beneficial owner of United Security Corporation, a broker-dealer registered with FINRA. The Nominating and Corporate Governance Committee believes that Mr. Halpryn’s past experience as the board member of other public companies bring financial expertise and industry knowledge to the Board.

Curtis A. Lockshin, PhD, 52, has served as a member of the Compensation Committee since March 2011. From October, 2011 to February 2013, Dr. Lockshin served as Vice President, Corporate R&D Initiatives of with OPKO Health, Inc. (NYSE: OPK)  Dr. Lockshin is an independent consultant who assists companies leveraging technological assets in the healthcare, biotechnology and security sectors.  From August 2002 to March 2003, Dr. Lockshin was Director of Discovery Biology at Beyond Genomics, Inc., a biopharmaceutical company focusing on drug discovery using biological approaches. Dr. Lockshin also served in various positions including Director of Discovery Biology & Informatics, Associate Director and Scientist at Sepracor, Inc. (now Sunovion Pharmaceuticals Inc.), a research-based pharmaceutical company that develops therapeutic products for the central nervous system and respiratory disorders, from June 1998 to July 2002. From October 2009 to September 2012, Dr. Lockshin served as a director of Sorrento Therapeutics, Inc. (OTC Markets: SRNE), a biopharmaceutical company. From September 2008 to May 2010, Dr. Lockshin was a director of Winston Pharmaceuticals, Inc. (OTC Markets: WPHM), a pharmaceutical company specializing in skin creams and paid medications. From July 2006 to December 2006, Dr. Lockshin served as a director of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) (AMEX: PLX), a biopharmaceutical company.  The Nominating and Corporate Governance Committee believes that Dr. Lockshin’s past experience as the board member of other public companies bring business and management expertise and industry knowledge to the Board.

Executive Officers

Thomas C. Varvaro, 43, has served as the Company’s Chief Financial Officer since January 2004 and Secretary since March 2006.  He also served as a director from March 2006 until May 2010.  Mr. Varvaro is responsible for overseeing all of Company’s operations including all aspects of accounting, information technology, inventory, distribution, and human resources management.  Mr. Varvaro has extensive process mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment.  Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property (IP), contract and employment law.  From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources.  From 1993 to 1998, Mr. Varvaro was employed by Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty products. During his tenure Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products.  Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 29, 2012 except as follows:  Michael H. Brauser was late in filing one report for one transaction; Barry Honig was late in filing one report for one transaction; Frank L. Jaksch Jr. was late in filing one report for one transaction; Stephen A. Block was late in filing one report for one transaction; Reid Dabney was late in filing one report for one transaction; Hugh Dunkerley was late in filing one report for one transaction; Mark S. Germain was late in filing one report for one transaction; Glenn L. Halpryn was late in filing one report for one transaction; Curtis A. Lockshin was late in filing one report for one transaction and Thomas C. Varvaro was late in filing one report for one transaction.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable governmental laws, rules and regulations;

●	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

●	accountability for adherence to the Code of Conduct.

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

Public Availability of Corporate Governance Documents

Our key corporate governance documents, including our Code of Conduct and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are:

●	available on our corporate website at www.chromadex.com; and

●	available in print to any stockholder who requests them from our corporate secretary.

Director Attendance

The Board held 10 meetings during 2012. Each director attended at least 75% of Board meetings and meetings of the committees on which he served.

Board Qualification and Selection Process

The Nominating and Corporate Governance Committee does not have a specific written policy or process regarding the nominations of directors, nor does it maintain minimum standards for director nominees. However, the Nominating and Corporate Governance Committee does consider the knowledge, experience, integrity and judgment of potential candidates for nominations to the Board.  The Nominating and Corporate Governance Committee will consider persons recommended by stockholders for nomination for election as directors. The Nominating and Corporate Governance Committee will consider and evaluate a director candidate recommended by a stockholder in the same manner as a committee-recommended nominee. Stockholders wishing to recommend director candidates must follow the prior notice requirements as described under “Stockholder Proposals,” below.

Board Leadership Structure and Risk Oversight

The leadership of the Board is structured so that it is led by two non-executive co-chairmen, Michael H. Brauser and Barry Honig.  The Nominating and Corporate Governance Committee believes it is in the best interest of the Company to have two independent directors as co-chairmen of the Board considering past experience of Mr. Brauser and Mr. Honig, which include serving as co-chairmen of the board of directors of another public company and extensive business and management expertise in emerging growth companies.

The entire Board of Directors is responsible for oversight of our Company’s risk management process.  Management furnishes information regarding risk to the Board as requested.  The Audit Committee discusses risk management with the Company’s management and independent public accountants as set forth in the Audit Committee’s charter.  The Compensation Committee reviews the compensation programs of the Company to make sure economic incentives are tied to the long-term interests of the stockholders.  The Company believes that innovation and the building of long-term stockholder value are impossible without taking risks. We recognize that imprudent acceptance of risk and the failure to identify risks could be a detriment to stockholder value.  The executive officers of the Company are responsible for assessing these risks on a day-to-day basis and for how to best identify, manage and mitigate significant risks that the Company may face.

Board Committees

The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Other committees may be established by the Board from time to time. The following is a description of each of the committees and their composition

Audit Committee

Our Audit Committee currently consists of three directors: Messrs. Reid Dabney (chairman), Stephen Block and Glenn L. Halpryn. The Board has determined that:

●	Mr. Dabney qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and

●
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

Audit Committee Report

The Audit Committee reviews our financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting process. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended December 29, 2012 (our 2012 fiscal year) and the notes thereto. It has discussed with McGladrey, LLP, our independent registered public accounting firm for the 2012 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee also received the written disclosures and the letter from McGladrey, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding McGladrey’s communications by the Audit Committee concerning independence and discussed with McGladrey, LLP its independence from us. Based on such review and discussions, the Audit Committee recommended to the Board that our audited consolidated financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and be filed with the SEC.

Submitted by:

The Audit Committee Of
The Board of Directors
Reid Dabney (Chairman)
Stephen Block
Glenn L. Halpryn

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Stephen Block (chairman), Hugh Dunkerley and Curtis Lockshin.  The Board has determined that:

●	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

●	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

●	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee
Stephen A. Block, Chairman
Hugh Dunkerley
Curtis A. Lockshin

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2012 should be read together with the compensation tables and related disclosures set forth below.

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

Compensation Program and Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary, bonus, equity incentives and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.  All executive officers have employment agreements that establish their initial base salaries and set pre-approved goals -- and minimum and maximum opportunities -- for the bonuses and equity incentive awards. Both the Compensation Committee and the Board have approved these agreements.

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

Bonuses. We design our bonus programs to be both affordable and competitive in relation to the market. Our bonus program is designed to motivate employees to achieve overall corporate goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.  The Compensation Committee and the executive officer, with input from the other executive officers, work together to identify targets and goals for the executive officer; however, the targets and goals themselves are established after deliberation by the Compensation Committee alone. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and, with input from management and the Board, determines the achievement of the bonus targets and the amount to be awarded within the parameters of the executive officer’s agreement with us subject to the impact paying such bonuses will have on the Company’s financial position.

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders. The Compensation Committee and the executive officer, with input from the other executive officers, work together to identify targets and goals for the executive officer; however, the targets and goals themselves are established after deliberation by the Compensation Committee alone. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and, with input from management and the Board, determines the achievement of the vesting targets and the amount to be awarded within the parameters of the executive officer’s agreement with us.

Timing of Equity Awards

Only the Board may approve stock option grants to our executive officers, which grants are recommended to it by the Compensation Committee. Stock options are generally granted at predetermined meetings of the Board. On limited occasions, grants may occur upon unanimous written consent of the Board, which occurs primarily for the purpose of approving a compensation package for a newly hired or promoted executive under an employment agreement with the executive. The exercise price of a newly granted option is the average price of our common stock on the date of grant.

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

Tax and Accounting Considerations

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives. Section 162(m) of the Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under our Second Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, may qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction, if applicable, in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). From time to time, however, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible. Our compensation committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our executive officers when discussing the performance of, and compensation levels for, executives. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our other executives participates in deliberations relating to his or her compensation.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer), our President (a named executive officer), our Chief Financial Officer (the principal financial officer) and our Chief Operating Officer (a named executive officer), each of whom served during the year ended December 29, 2012 as our executive officers. On February 13, 2012, William F. Spengler, who served as President of the Company during the year ended December 31, 2011, ceased serving in all positions held with the Company.  On June 11, 2012, Jeffrey Himmel, who served as Chief Executive Officer of the Company since February 7, 2012, voluntarily resigned from all the positions he held with the Company.  On June 11, 2012, Debra Heim, who served as Chief Operating Officer of the Company since February 21, 2012, voluntarily resigned from all the positions she held with the Company.

Name	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		All Other Compensation	Total ($)
Frank L. Jaksch Jr.	2012	$225,000		-		$172,500	(3)	$648,048	(4)	$149	$1,045,697
	2011	$225,000		-		-		$67,225	(5)	$1,788	$294,013
Thomas C. Varvaro	2012	$175,000		-		$172,500	(6)	$125,702	(7)	-	$473,202
	2011	$175,000		-		-		$53,780	(8)	-	$228,780
William F. Spengler	2012	$250,309	(9)			-		-		-	$250,309
	2011	$220,000		$87,500	(10)	-		$32,231	(11)	-	$339,731
Jeffrey Himmel	2012	$409,888	(12)	-		$937,847	(13)	$660,600	(14)	-	$2,008,335
	2011	-		-		-		-		-	-
Debra Heim	2012	$153,814	(15)	-		$562,733	(16)	$408,450	(17)	-	$1,124,997
	2011	-		-		-		-		-	-

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of stock awards and restricted stock awards.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended December 29, 2012 for a description of certain assumptions in the calculation of the fair value of the Company’s restricted stock.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended December 29, 2012 and the fiscal year ended December 31, 2011, respectively.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended December 29, 2012 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)
On June 6, 2012, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Jaksch for any reason.  As of December 29, 2012, these shares have not vested.

(4)
On August 28, 2012, Frank L. Jaksch Jr. was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $0.64.  These options expire on August 28, 2022 and 25% of the options vest on August 28, 2013 and the remaining 75% vest 2.083% monthly thereafter.  In addition, on September 15, 2012, Frank L. Jaksch Jr. was granted option awards to purchase certain number of shares of ChromaDex common stock at an exercise price of $0.945, on the condition that Mr. Jaksch terminates certain option awards with exercise prices of $1.50 or higher, which the Company had previously granted.  Mr. Jaksch agreed to terminate previously granted options to purchase 3,075,000 shares of ChromaDex common stock at exercise prices of $1.50 or higher and was newly awarded with options to purchase 1,901,418 shares of ChromaDex common stock at an exercise price of $0.945.  These options expire on September 15, 2022, and 33% of the options vest on September 15, 2013 and the remaining 67% vest 2.778% monthly thereafter.

(5)
On May 10, 2011, Frank L. Jaksch Jr. was granted options to purchase 125,000 shares of ChromaDex common stock at an exercise price of $1.54.  These options expire on May 10, 2021, and 25% of the options vest on May 10, 2012 and the remaining 75% vest 2.083% monthly thereafter.

(6)
On June 6, 2012, Thomas C. Varvaro was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Varvaro for any reason.  As of December 29, 2012, these shares have not vested.

(7)
On August 28, 2012, Thomas C. Varvaro was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $0.64.  These options expire on August 28, 2022 and 25% of the options vest on August 28, 2013 and the remaining 75% vest 2.083% monthly thereafter.  In addition, on September 15, 2012, Thomas C. Varvaro was granted option awards to purchase certain number of shares of ChromaDex common stock at an exercise price of $0.945, on the condition that Mr. Varvaro terminates certain option awards with exercise prices of $1.50 or higher, which the Company had previously granted.  Mr. Varvaro agreed to terminate previously granted options to purchase 1,387,512 shares of ChromaDex common stock at exercise prices of $1.50 or higher and was newly awarded with options to purchase 863,511 shares of ChromaDex common stock at an exercise price of $0.945.  These options expire on September 15, 2022, and 33% of the options vest on September 15, 2013 and the remaining 67% vest 2.778% monthly thereafter.

(8)
On May 10, 2011, Thomas C. Varvaro was granted options to purchase 100,000 shares of ChromaDex common stock at an exercise price of $1.54.  These options expire on May 10, 2021, and 25% of the options vest on May 10, 2012 and the remaining 75% vest 2.083% monthly thereafter.

(9)	Includes severance compensation. William F. Spengler ceased serving in all positions held with the Company on February 13, 2012.

(10)	William F. Spengler received a bonus in the amount of $87,500 for achieving certain personal performance goals as set forth in 2011 Bonus Plan which has been approved by the Board.

(11)
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

(12)
Includes severance compensation.  Jeffrey Himmel, who served as Chief Executive Officer of the Company since February 7, 2012, voluntarily resigned from all the positions he held with the Company on June 11, 2012.

(13)
On February 7, 2012, Jeffrey Himmel was awarded 100,000 shares of common stock.  These shares were immediately vested and the award was fully earned.  In addition, on February 7, 2012, Jeffrey Himmel purchased 1,000,000 restricted shares of ChromaDex common stock at a price equal to their par value, which is $0.001 per share.  These restricted shares will fully vest on February 1, 2015, provided that the fair market value of the Company’s common stock prior to February 1, 2015 is at least equal to $1.296.  On June 11, 2012, Jeffrey Himmel voluntarily resigned from all the positions he held with the Company; as a result, these restricted shares have been forfeited.

(14)
On February 7, 2012, Jeffrey Himmel was granted options to purchase 2,000,000 shares of ChromaDex common stock at an exercise price of $0.89.  These options expire on February 7, 2022, and 33% of the options vest on February 7, 2013 and the remaining 67% vest 2.778% monthly thereafter.  On June 11, 2012, Jeffrey Himmel voluntarily resigned from all the positions he held with the Company; as a result, these options have been forfeited.

(15)
Includes severance compensation.  Debra Heim, who served as Chief Operating Officer of the Company since February 23, 2012, voluntarily resigned from all the positions she held with the Company on June 11, 2012.

(16)
On February 23, 2012, Debra Heim was awarded 75,000 shares of common stock.  These shares were immediately vested and the award was fully earned.  In addition, on February 23, 2012, Debra Heim purchased 750,000 restricted shares of ChromaDex common stock at a price equal to their par value, which is $0.001 per share.  These restricted shares will fully vest on February 1, 2015, provided that the fair market value of the Company’s common stock prior to February 1, 2015 is at least equal to $1.296.  On June 11, 2012, Debra Heim voluntarily resigned from all the positions she held with the Company; as a result, these restricted shares have been forfeited.

(17)
On February 23, 2012, Debra Heim was granted options to purchase 1,500,000 shares of ChromaDex common stock at an exercise price of $0.785.  These options expire on February 23, 2022, and 33% of the options vest on February 23, 2013 and the remaining 67% vest 2.778% monthly thereafter.  On June 11, 2012, Debra Heim voluntarily resigned from all the positions she held with the Company; as a result, these options have been forfeited.

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

The severance terms of the Amended Jaksch Agreement provide that in the event Mr. Jaksch’s employment with the Company is terminated voluntarily by Mr. Jaksch, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 40% of his salary (40% of his salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Jaksch leaves the Company for “Good Reason” he will also be entitled to severance equal to the Maximum Annual Bonus, and he will be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Jaksch provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Jaksch from his obligation to perform such inconsistent duties and to re-assign Mr. Jaksch to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) if, without the consent of Mr. Jaksch, Mr. Jaksch’s normal place of work is or becomes situated more than 50 linear miles from Mr. Jaksch’s personal residence as of the effective date of the Amended Jaksch Agreement, or (C) a failure by the Company to comply with any other material provision of the Amended Jaksch Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Jaksch to the Company, or if such failure is not capable of being cured in such time, a cure shall not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation equal to the lesser of the remainder of the term of the agreement, or up to 12 months paid salary.

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

In the event that Mr. Jaksch is terminated by the Company for “Cause” (as defined in the Amended Jaksch Agreement), he will only be entitled to his accrued but unpaid base salary, and any stock vested through the date of his termination.

In the event that Mr. Jaksch is terminated due to “Cessation of Business” (as defined in the Amended Jaksch Agreement), Mr. Jaksch will be entitled to a lump sum payment of base salary and an amount equal to the Maximum Annual Bonus, and continuation of health benefits until the earlier of the last to occur of the term or renewal term of the agreement or 12 months from the date of termination.

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

The severance terms of the Amended Varvaro Agreement provide that in the event Mr. Varvaro’s employment with us is terminated voluntarily by Mr. Varvaro he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 30% of his salary (30% of this salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Varvaro leaves the Company for Good Reason he will also be entitled to severance equal to the Maximum Annual Bonus, and he shall be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Varvaro provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Varvaro from his obligation to perform such inconsistent duties and to re-assign Mr. Varvaro to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) the termination of Frank Jaksch as the Company’s Chief Executive Officer either by the Company without “Cause” or by the Mr. Jaksch for “Good Reason,” and Mr. Varvaro provides written notice within 60 days of such termination, or (C) a failure by the Company to comply with any other material provision of the Amended Varvaro Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Varvaro to the Company, or if such failure is not capable of being cured in such time, a cure will not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation equal to the lesser of the remainder of his agreement or 12 months paid salary.

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

On February 13, 2012, William Spengler ceased serving in all positions held with the Company.  On February 17, 2012, Mr. Spengler and the Company entered into the Separation and Release Agreement, a copy of which was attached to a Current Report on Form 8-K, which we filed with the SEC on February 17, 2012.  Pursuant to this agreement, Mr. Spengler was entitled to a lump sum payment of $310,000 and all his options and unvested stock awards were cancelled.

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

Under the terms of the Himmel Employment Agreement, we sold Mr. Himmel an aggregate of 1,000,000 shares of our restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that the Stock Performance Condition is met.  The “Stock Performance Condition” shall be met if at any time on or prior to February 1, 2015 the per share Fair Market Value (as defined in the Himmel Employment Agreement) is at least equal to $1.296, subject to adjustment.

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

Upon a Change of Control (as defined in the Himmel Employment Agreement), we were obligated to pay to Mr. Himmel the Separation Payment without regard to whether Mr. Himmel continues in the employ of our company or our successor.

On June 11, 2012, Mr. Himmel ceased serving in all positions held with the Company.  On June 11, 2012, Mr. Himmel and the Company entered into a Separation and Release Agreement, a copy of which was attached to a Current Report on Form 8-K, which we filed with the SEC on June 12, 2012.  Pursuant to this agreement, Mr. Himmel was entitled to a lump sum payment of approximately $285,000 and all his options and unvested stock awards were cancelled. Mr. Himmel was permitted to retain the 100,000 restricted shares of common stock that were not subject to vesting conditions.

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

Under the terms of the Heim Employment Agreement, we sold Ms. Heim an aggregate of 750,000 shares of our restricted common stock at a purchase price of $0.001 per share.  The shares will vest in full on February 1, 2015 provided that the Stock Performance Condition is met.  The “Stock Performance Condition” shall be met if at any time on or prior to February 1, 2015 the per share Fair Market Value (as defined in the Heim Employment Agreement), is at least equal to $1.296, subject to adjustment.

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

Upon a Change of Control (as defined in the Heim Employment Agreement), we were obligated to pay to Ms. Heim the Separation Payment without regard to whether Ms. Heim continues in the employ of our company or our successor.

On June 11, 2012, Ms. Heim ceased serving in all positions held with the Company.  On June 11, 2012, Ms. Heim and the Company entered into a Separation and Release Agreement, a copy of which was attached to a Current Report on Form 8-K, which we filed with the SEC on June 12, 2012.  Pursuant to this agreement Ms. Heim was entitled to a lump sum payment of approximately $76,000 and all her options and unvested stock awards were cancelled. Ms. Heim was permitted to retain the 75,000 restricted shares of common stock that were not subject to vesting conditions.

2012 Director Compensation

Non-employee directors currently receive an annual grant of options to buy our common stock upon reelection by the stockholders. These options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number of options granted and the vesting schedule are determined by the Compensation Committee of the Board of Directors. The vesting schedule of the options awarded for the fiscal year ended December 29, 2012 is as follows: 8.333% of the options vest monthly.

The following table provides information concerning compensation of our directors who were directors for the fiscal year ended December 29, 2012. The compensation reported is for services as directors for the fiscal year ended December 29, 2012.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael H. Brauser(3)	-	345,000	31,896	-	-	-	376,896
Barry Honig (4)	-	345,000	25,650	-	-	-	370,650
Stephen Block (5)	-	-	67,450	-	-	1,000	68,450
Reid Dabney (6)	-	-	16,416	-	-	-	16,416
Hugh Dunkerley (7)	-	-	63,327	-	-	-	63,327
Mark S. Germain (8)	-	-	108,765	-	-	-	108,765
Glenn L. Halpryn (9)	-	-	29,862	-	-	-	29,862
Curtis Lockshin (10)	-	-	18,193	-	-	-	18,193
Frank L. Jaksch Jr.(11)	-	-	-	-	-	-	-
William F. Spengler(12)	-	-	-	-	-	-	-
Jeffrey Himmel (13)	-	-	-	-	-	-	-

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate grant date fair value of stock awards for the fiscal year ended December 29, 2012. See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended December 29, 2012 for a description of certain assumptions in the calculation of the fair value of the Company’s stock awards.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended December 31, 2011.  See Note 8 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended December 29, 2012 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)	On June 6, 2012, Michael H. Brauser was awarded 500,000 shares of common stock. Michael H. Brauser held an aggregate of 166,738 option awards as of December 29, 2012.
(4)	On June 6, 2012, Barry Honig was awarded 500,000 shares of common stock. Barry Honig held an aggregate of 125,000 option awards as of December 29, 2012.
(5)	Stephen Block held an aggregate of 444,981 option awards as of December 29, 2012.
(6)	Reid Dabney held an aggregate of 550,200 option awards as of December 29, 2012.
(7)	Hugh Dunkerley held an aggregate of 493,275 option awards as of December 29, 2012.
(8)	Mark S. Germain held an aggregate of 683,524 option awards as of December 29, 2012.
(9)	Glenn L. Halpryn held an aggregate of 189,309 option awards as of December 29, 2012.
(10)	Curtis Lockshin held an aggregate of 113,151 option awards as of December 29, 2012.
(11)	Frank L. Jaksch Jr. held an aggregate of 3,626,418 option awards as of December 29, 2012.
(12)	William F. Spengler resigned from the Board on February 17, 2012. As a result, all option awards have been forfeited.
(13)	Jeffrey Himmel resigned from the Board on June 11, 2012. As a result, all option awards have been forfeited.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options and restricted stock granted to our named executive officers outstanding as of December 29, 2012.

Outstanding Stock Options at 2012 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	300,000	—		—	1.50	12/1/2016
	700,000	—		—	1.50	4/21/2018
	150,000	—		—	1.50	4/21/2018
	89,583	10,417	(1)	—	0.50	5/13/2019
	64,583	35,417	(2)	—	1.70	5/20/2020
	49,479	75,521	(3)	—	1.54	5/10/2021
	—	250,000	(4)	—	0.64	8/28/2022
	—	1,901,418	(5)	—	0.945	9/15/2022
Thomas C. Varvaro	240,000	—		—	1.00	1/19/2014
	10,000	—		—	1.00	1/19/2014
	250,000	—		—	1.50	12/1/2016
	100,000	—		—	1.50	4/21/2018
	67,188	7,812	(6)	—	0.50	5/13/2019
	289,936	46,764	(7)	—	1.545	5/20/2020
	48,438	26,562	(8)	—	1.545	5/20/2020
	1,697	2,591	(9)	—	1.54	5/10/2021
	—	200,000	(10)	—	0.64	8/28/2022
	—	863,511	(11)	—	0.945	9/15/2022

(1)	2,083 of Mr. Jaksch’s options vest on the 13th of every month through May 13, 2013.
(2)	2,083 of Mr. Jaksch’s options vest on 20th of every month through May 20, 2014.
(3)	2,604 options vest on 10th of every month thereafter through May 10, 2015.
(4)	62,500 of Mr. Jaksch’s options vest on August 28, 2013 and 5,208 options vest on 28th of every month thereafter through August 28, 2016.
(5)	633,803 of Mr. Jaksch’s options vest on September 15, 2013 and 52,817 options vest on 15th of every month thereafter through September 15, 2015.
(6)	1,563 of Mr. Varvaro’s options vest on the 13th of every month through May 13, 2013.
(7)	9,353 of Mr. Varvaro’s options vest on the 20th of every month through May 20, 2013.
(8)	1,563 of Mr. Varvaro’s options vest on 20th of every month through May 20, 2014.
(9)	89 options vest on 10th of every month thereafter through May 10, 2015.
(10)	50,000 of Mr. Varvaro’s options vest on August 28, 2013 and 4,167 options vest on 28th of every month thereafter through August 28, 2016.
(11)	287,837 of Mr. Varvaro’s options vest on September 15, 2013 and 23,986 options vest on 15th of every month thereafter through September 15, 2015.

Outstanding Restricted Stock at 2012 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Frank L. Jaksch Jr.	—	—	250,000	(2)	$140,000
Thomas C. Varvaro	—	—	250,000	(3)	$140,000

(1)
The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on December 29, 2012.

(2)
On June 6, 2012, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Jaksch for any reason.

(3)
On June 6, 2012, Thomas C. Varvaro was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Varvaro for any reason.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 21, 2013, there were approximately 96,222,917 shares of our common stock outstanding.   The following table sets forth certain information regarding our common stock, beneficially owned as of March 21, 2013, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after March 21, 2013 are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Aggregate Percentage Ownership

Dr. Phillip Frost (3)	15,252,937	15.85%
Black Sheep, FLP (4)	6,225,155	6.47%
Directors
Michael H. Brauser (5)	8,327,509	8.47%
Barry Honig (6)	7,933,349	8.24%
Stephen Block (7)	306,654	*
Reid Dabney (8)	523,533	*
Hugh Dunkerley (9)	288,850	*
Mark S. Germain (10)	465,683	*
Glenn L. Halpryn (11)	1,397,634	1.45%
Curtis Lockshin (12)	75,434	*
Frank L. Jaksch Jr. (13)	9,380,820	9.61%
Named Executive Officers
Frank L. Jaksch Jr., Chief Executive Officer	(See above)
Thomas C. Varvaro, Chief Financial Officer (14)	1,323,594	1.36%
All directors and executive officers as a group
(10 Directors plus Chief Operating Officer
and Chief Financial Officer) (15)	30,023,060	29.26%

*	Represents less than 1%.

(1)	Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; and Black Sheep, FLP 6 Palm Hill Drive, San Juan Capistrano, CA 92675.

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

(3)
Direct ownership of 15,252,937 through Frost Gamma Investments Trust, of which Dr. Phillip Frost has voting and investment power, as the trustee.  Dr. Frost is a stockholder and chairman of the board of Ladenburg Thalmann Financial Services, Inc. (NYSE:LTS), parent company of Ladenburg Thalmann & Co., Triad Advisors, Inc. and Investacorp Inc., each registered broker-dealers.

(4)
Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.

(5)
Direct ownership of (i) 803,498 shares of common stock and 100,000 immediately exercisable warrants and (ii) through Michael & Betsy Brauser TBE, 3,571,428 shares of common stock. Indirect ownership through (i) Grander Holdings, Inc. 401K profit Sharing Plan (of which Michael Brauser is a trustee) of 314,285 shares of common stock and 314,285 immediately exercisable warrants; (ii) Brauser 2010 GRAT (of which Michael Brauser is a trustee) of 342,857 shares of common stock and 342,857 immediately exercisable warrants; and (iii) BMB Holdings, LLLP (of which Michael Brauser is the Manager of its General Partner) of 846,428 shares of common stock and 846,428 immediately exercisable warrants; and (iv) Betsy Brauser Third Amended Trust Agreement (beneficially owned by the spouse and disclaimed by Michael Brauser) of 357,142 shares of common stock and 357,142 immediately exercisable warrants.  Includes 111,159 stock options exercisable within 60 days.

(6)
Direct ownership of 4,574,959 shares of common stock.  Indirect ownership through (i) 230,000 Shares owned by GRQ Consultants, Inc. Defined Benefits Plan for which Mr. Honig is the beneficiary and holds voting and investment power; (ii) 941,486 Shares owned by GRQ Consultants, Inc. 401K of which Mr. Honig is the beneficiary and holds voting and investment power; and (iii) 2,103,571 Shares owned by GRQ Consultants Inc Roth 401K FBO Renee Honig, for which Mr. Honig’s spouse is the beneficiary and Mr. Honig holds voting and investment power and disclaims beneficial ownership.  Includes 83,333 stock options exercisable within 60 days.

(7)           Includes 306,654 stock options exercisable within 60 days.

(8)           Includes 523,533 stock options exercisable within 60 days.

(9)           Includes 288,850 stock options exercisable within 60 days.

(10)
Includes 465,683 stock options exercisable within 60 days. Does not include 2,053,995 shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.

(11)
Indirect ownership through IVC Investors, LLLP (in which Glenn Halpryn has an interest) of 1,271,428 shares of common stock. Glenn Halpryn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Includes 126,206 stock options exercisable within 60 days.

(12)           Includes 75,434 stock options exercisable within 60 days.

(13)
Includes 1,429,000 shares owned by the FMJ Family Limited Partnership, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 339,165 shares directly owned by Mr. Jaksch Jr. Includes 1,387,500 stock options exercisable within 60 days.

(14)           Includes 1,070,094 stock options exercisable within 60 days.

(15)           Includes 1,960,712 immediately exercisable warrants and 4,438,446 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 29, 2012:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	13,445,692	1.10	6,569,688	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	13,445,692	1.10	6,569,688	(1)

(1)
Pursuant to our Second Amended and Restated 2007 Equity Incentive Plan, we are authorized to issue shares under this plan that total no more than 20% of our shares of common stock issued and outstanding, as determined on a fully diluted basis.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.  As of December 29, 2012, there were no transactions between the Company and OPKO under this agreement, but the initial products to be commercialized is our proprietary product pterostilbene.  On July 10, 2012, the Company and OPKO entered into another agreement, pursuant to which OPKO was retained to serve as management consultant and advisor to the Company.  That agreement expired on October 10, 2012. As a consideration for the services, the Company granted OPKO 500,000 shares of its common stock. The fair value of this stock award was $320,000 and was measured using the Company’s stock price on the date of award.  The expense was amortized over the three month period which the services had been provided.  Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 16.6% of the Company’s outstanding shares as of December 29, 2012, is Chairman of the Board and Chief Executive Officer of OPKO.

Review, approval or ratification of transactions with related persons.

On an ongoing basis, the Audit Committee reviews all “related party transactions” (those transactions that are required to be disclosed in this Annual Report on Form 10-K by SEC Regulation S-K, Item 404 and under Nasdaq’s rules), if any, for potential conflicts of interest and all such transactions must be approved by the Audit Committee.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Michael H. Brauser, Barry Honig, Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain, Glenn L. Halpryn and Curtis Lockshin has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the independence standards because of he is the Chief Executive Officer of our Company.

Item 14.  Principal Accounting Fees and Services

Audit Fees

During each of the two fiscal years ending December 29, 2012 and December 31, 2011, McGladrey, LLP was the Company’s independent registered public accounting firm. For each of these years, McGladrey, LLP performed the following professional services:

Description	2012	2011
Audit Fees (1)	$151,900	$200,000
Audit-Related Fees (2)	$78,000	$23,400
Tax Fees (3)	$37,000	$45,200
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.

(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.

(3)	Tax fees consist of fees for tax compliance matters.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of March 2013.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 29, 2013
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 29, 2013
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ MICHAEL BRAUSER	Co-Chairman of the Board and Director	March 29, 2013
Michael Brauser

/s/ BARRY C. HONIG	Co-Chairman of the Board and Director	March 29, 2013
Barry C. Honig

/s/ STEPHEN BLOCK	Director	March 29, 2013
Stephen Block

/s/ REID DABNEY	Director	March 29, 2013
Reid Dabney

/s/ GLENN L. HALPRYN	Director	March 29, 2013
Glenn L. Halpryn

/s/ CURTIS A. LOCKSHIN	Director	March 29, 2013
Curtis A. Lockshin

/s/ HUGH DUNKERLEY	Director	March 29, 2013
Hugh Dunkerley

/s/ MARK S. GERMAIN	Director	March 29, 2013
Mark S. Germain

EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5
Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

4.6
Form of Warrant under the Subscription Agreement, dated as of April 22, 2010 (incorporated by reference from, and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 26, 2010)

4.7
Form of Registered Direct Agreement, dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2012)

4.8
Form of Purchase Agreement dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on February 1, 2012)

10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Employment Agreement dated as of October 27, 2010, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8
Amendment to Employment Agreement, dated as of March 14, 2011, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011)+

10.9
Separation and Release Agreement, dated as of February 13, 2012 between ChromaDex Corporation and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2012)+

10.10
Employment Agreement, dated as of February 7, 2012 between ChromaDex Corporation and Jeffrey Himmel (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012)+

10.11
Separation and Release Agreement, dated as of June 11, 2012 between ChromaDex Corporation and Jeffrey Himmel (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)+

10.12
Employment Agreement, dated as of February 21, 2012 between ChromaDex Corporation and Debra Heim (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2012)+

10.13
Separation and Release Agreement, dated as of June 11, 2012 between ChromaDex Corporation and Debra Heim (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)+

10.14
Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.15
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.18
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.19
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.20
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.21
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.22
Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.23
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.24
Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.25
Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.26
Subscription Agreement, dated November 29, 2009, between Jinke Group (Hong Kong) Ltd and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)

10.27
Subscription Agreement, dated April 22, 2010, between ChromaDex Corporation and the subscribers listed on the signature pages thereto (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.28
Placement Agency Agreement, dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2012)

10.29
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.30
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.31
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.32
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.33
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2012)*

21.1	Subsidiaries of ChromaDex ❖
23.1	Consent of McGladrey, LLP, Independent Registered Public Accounting Firm ❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended ❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended ❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) ❖
❖	Filed herewith.
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