Form 10-Q
period 2013-03-30
ChromaDex Corp.
filed 2013-05-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

Commission File Number: 000-53290

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2940963 (I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California (Address of Principal Executive Offices)	92618 (Zip Code)

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

Number of shares of common stock of the registrant: 99,072,166 outstanding as of May 9, 2013.

CHROMADEX CORPORATION

2013 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
March 30, 2013 and December 29, 2012
	March 30, 2013	December 29, 2012
Assets

Current Assets
Cash	$966,576	$520,000
Trade receivables, less allowance for doubtful accounts and returns March 30, 2013 $18,000; December 29, 2012 $450,000	986,370	1,940,539
Non-trade receivable	500,000	-
Note receivable, current	1,210,407	-
Inventories	1,573,452	5,205,304
Prepaid expenses and other assets	453,198	261,297
Total current assets	5,690,003	7,927,140

Leasehold Improvements and Equipment, net	980,792	936,426

Other Noncurrent Assets
Deposits	35,424	34,773
Note receivable, less current	1,161,162	-
Long-term equity investment	2,678,832	-
Intangible assets, net	171,218	136,182
Total other noncurrent assets	4,046,636	170,955

Total assets	$10,717,431	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,376,208	$3,428,233
Accrued expenses	789,408	876,158
Current maturities of capital lease obligations	98,841	77,259
Customer deposits and other	314,468	310,267
Deferred rent, current	66,772	71,042
Total current liabilities	3,645,697	4,762,959

Capital lease obligations, less current maturities	218,952	148,374

Deferred rent, less current	118,508	129,859

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding March 30, 2013 96,007,883 and December 29, 2012 92,140,062 shares	96,008	92,140
Additional paid-in capital	34,886,353	33,617,801
Accumulated deficit	(28,248,087)	(29,716,612)
Total stockholders' equity	6,734,274	3,993,329

Total liabilities and stockholders' equity	$10,717,431	$9,034,521

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended March 30, 2013 and March 31, 2012

	March 30, 2013	March 31, 2012

Sales	$2,334,566	$1,785,006
Cost of sales	1,661,726	2,389,220

Gross profit (loss)	672,840	(604,214)

Operating expenses:
Sales and marketing	729,424	1,858,662
General and administrative	1,359,901	1,961,912
Gain on sale of assets (Note 3)	(2,891,917)	-
Operating expenses	(802,592)	3,820,574

Operating income (loss)	1,475,432	(4,424,788)

Nonoperating income (expense):
Interest income	884	1,199
Interest expense	(7,791)	(8,264)
Nonoperating expenses	(6,907)	(7,065)

Net income (loss)	$1,468,525	$(4,431,853)

Basic net income (loss) per common share	$0.02	$(0.05)

Diluted net income (loss) per common share	$0.01	$(0.05)

Basic weighted average common shares outstanding	94,626,120	84,706,196

Diluted weighted average common shares outstanding	97,924,457	84,706,196

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Three Months Ended March 30, 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

Exercise of stock options	13,538	14	6,755	-	6,769

Exercise of warrants	3,414,283	3,414	713,585	-	716,999

Share-based compensation	440,000	440	548,212	-	548,652

Net income	-	-	-	1,468,525	1,468,525

Balance, March 30, 2013	96,007,883	$96,008	$34,886,353	$(28,248,087)	$6,734,274

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 30, 2013 and March 31, 2012

	March 30, 2013	March 31, 2012

Cash Flows From Operating Activities
Net income (loss)	$1,468,525	$(4,431,853)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	79,184	85,422
Amortization of intangibles	4,964	3,391
Share-based compensation expense	351,590	65,987
Gain on sale of assets	(2,891,917)	-
Loss from disposal of equipment	-	1,879
Interest added to note receivable	(680)	-
Changes in operating assets and liabilities:
Trade receivables	971,153	(676,991)
Inventories	164,322	(1,145,295)
Prepaid expenses and other assets	(86,181)	519,481
Accounts payable	(683,152)	816,215
Accrued expenses	(72,190)	101,229
Customer deposits and other	4,201	20,109
Deferred rent	(15,621)	(15,811)
Net cash used in operating activities	(705,802)	(4,656,237)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(7,428)	(4,714)
Purchase of intangible assets	(40,000)	(2,000)
Proceeds from sale of assets	500,000	-
Net cash provided by (used in) investing activities	452,572	(6,714)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	10,070,238
Proceeds from exercise of stock options	6,769	-
Proceeds from exercise of warrants	716,999	-
Principal payments on capital leases	(23,962)	(22,260)
Net cash provided by financing activities	699,806	10,047,978

Net increase in cash	446,576	5,385,027

Cash Beginning of Period	520,000	420,152

Cash Ending of Period	$966,576	$5,805,179

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,791	$8,264

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$116,122	$50,786

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services prior to the period	$14,560	$-
Changes in stock and warrant awards issued for future services	$182,502	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Consideration received, net of $500,000 cash proceeds	$5,549,721	$-

See Notes to Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of March 30, 2013 and results of operations and cash flows for the three months ended March 30, 2013 and March 31, 2012. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2012 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2013. Operating results for the three months ended March 30, 2013 are not necessarily indicative of the results to be achieved for the full year ending on December 28, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2.  Nature of Business and Significant Accounting Policies

Nature of business:  The Company is a natural products company that provides proprietary, science-based solutions and ingredients to the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries. The Company supplies ingredients, phytochemical reference standards and related phytochemical products and services. On December 3, 2012, the Company acquired Spherix Consulting, Inc. (“Spherix”), which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  The Company provides these products and services at various terms.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended March 30, 2013 and December 29, 2012 were $18,000 and $450,000, respectively.  Of the allowance amount of $450,000 for the period ended December 29, 2012, $433,000 represents a hold on the receivables placed by a retailer that carried our BluScience retail consumer line.  The hold was placed by the retailer as an offset in the event of future returns of our products and the hold was treated as a reduction of revenue. On March 28, 2013, we sold the BluScience retail consumer line to NeutriSci International Inc. (“NeutriSci”) and the related trade accounts receivable including the allowance have been transferred to NeutriSci. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $217,000 and $366,000 for the periods ended March 30, 2013 and December 29, 2012, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci and related dietary supplements inventory have been transferred to NeutriSci.  The amounts of major classes of inventory as of March 30, 2013 and December 29, 2012 are as follows:

	March 30, 2013	December 29, 2012
Reference standards	$1,598,277	$1,614,755
Bulk ingredients	192,175	432,230
Dietary supplements – raw materials	-	401,809
Dietary supplements – work in process	-	465,253
Dietary supplements – finished goods	-	2,657,257
	1,790,452	5,571,304
Less valuation allowance	217,000	366,000
	$1,573,452	$5,205,304

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For the three-month period ended March 31, 2012, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- month periods ended March 30, 2013 and March 31, 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012
Basic weighted average common shares outstanding	94,626,120	84,706,196
Warrants and options in the money, net	3,298,337	6,583,163
Weighted average common shares outstanding assuming dilution	97,924,457	91,289,359

Total warrants and options that were not “in the money” at March 30, 2013 and March 31, 2012 were 12,338,106 and 18,579,518, respectively.

Note 3.  Gain on sale of assets

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.0 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  We will continue to generate revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for our patented pTeroPure pterostilbene. The Company does not yet have enough information to make a determination if the equity method accounting will apply to the equity investment in NeutriSci. For the period ended March 30, 2013 the Company held this investment for only 3 days and, as such, the amount of any impact if the Company determines that the equity method should be applied on the financials for the period ended March 30, 2013, is immaterial.

The cash payment of $500,000 that is due no later than 60 days after the closing of the sale is reflected as non-trade receivable in our consolidated balance sheet as of March 30, 2013.  The 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci is reflected as long-term equity investment in our consolidated balance sheet as of March 30, 2013.

The gain on sale of assets is recognized since the consideration we received from the sale is more than the carrying amount of transferred assets and liabilities.  Below are details on assets and liabilities transferred and the consideration we received:

March 28, 2013
Assets transferred

Trade receivables, less allowance for returns	$(16,984)
Inventories	3,467,530
Prepaid expenses and other assets	76,131
Total assets transferred	3,526,677

Liabilities transferred
Accounts payable	368,873
Total liabilities transferred	368,873

Total net assets transferred	$3,157,804

Consideration received

Cash	$500,000
Non-trade receivable	500,000
Note receivable (See Note 4)	2,370,889
Long-term equity investment	2,678,832

Total consideration received	$6,049,721

Difference recognized as gain on sale	$2,891,917

Note 4.  Note Receivable

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.  As part of the sale transaction, NeutriSci issued to us a  $2,500,000 senior convertible secured note, which will be payable by NeutriSci in 6 installments of $416,667 on following dates: August 15, 2013, November 15, 2013, February 15, 2014, May 15, 2014, August 15, 2014 and November 15, 2014.  This note was discounted based on interest rates of 5.25% ~ 5.50% for a discount of $129,111 and the note was recorded at a discounted value of $2,370,889, which approximates fair value.  As of March 30, 2013, the book value of the note was $2,371,569 with a recognized interest receivable of $680. As of March 30, 2013, the current portion of note receivable with payments due in one year or less was $1,210,407 and the long-term portion of note receivable with payments due in more than one year was $1,161,162.

In the event of default, the note can be convertible into Series I Preferred Shares of NeutriSci at the option of ChromaDex.  Each Series I Preferred Share can be convertible into 4 Class A common shares of NeutriSci.  The conversion price will be (a) $4.00 per Series I Preferred Share prior to a Public Offering (as defined in the note); or (b) the closing price of Series I Preferred Share or four times the closing price of Class A common share on a stock exchange immediately prior to the conversion date.

Note 5.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	March 30, 2013	December 29, 2012

Laboratory equipment	$2,563,238	$2,439,688
Leasehold improvements	403,971	403,971
Computer equipment	363,739	363,739
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	106,080	106,080
	3,463,218	3,339,668
Less accumulated depreciation	2,482,426	2,403,242
	$980,792	$936,426

Note 6.  Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 6,232,513 at March 30, 2013. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the three months ended March 30, 2013.

Three Months Ended March 30, 2013
Volatility	32.64%
Expected dividends	0.00%
Expected term	6.1 years
Risk-free rate	1.13%

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

The following table summarizes service period based stock options activity at March 30, 2013 and changes during the three months then ended:
		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	12,202,558	$1.08

Options Granted	230,000	0.63
Options Exercised	(13,538)	0.50
Options Expired	(75,000)	0.50
Options Forfeited	(112,530)	1.37
Outstanding at March 30, 2013	12,231,490	$1.08	8.09	$217,915

Exercisable at March 30, 2013	5,096,949	$1.26	6.41	$113,085

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.71 on the last day of business for the period ended March 30, 2013.  The weighted average fair value of options granted during the three months ended March 30, 2013 and March 31, 2012 was $0.22 and $0.31 respectively.  The aggregate intrinsic value for options exercised during the three months ended March 30, 2013 was $2,437.  There were no options exercised during the three months ended March 31, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at March 30, 2013 and changes during the three months then ended:
		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	145,834	$1.59

Options Granted	200,000	0.63
Options Exercised	-	-
Options Expired	-	-
Options Forfeited	(45,834)	1.59
Outstanding at March 30, 2013	300,000	$0.95	9.25	$16,000

Exercisable at March 30, 2013	45,834	$1.59	8.10	$-

The aggregate intrinsic value in the table above are before income taxes, based on the Company’s closing stock price of $0.71 on the last day of business for the period ended March 30, 2013.  The weighted average fair value of options granted during the three months ended March 30, 2013 was $0.22.  We did not grant any performance based stock options during the three months ended March 31, 2012.

As of March 30, 2013, there was $2,201,293 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.39 years as of March 30, 2013.  The realized tax benefit from stock options for the three months ended March 30, 2013, and March 31, 2012 was $0, based on the Company’s full valuation allowance against its deferred tax assets.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at March 30, 2013 and changes during the three months then ended:
		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 29, 2012	500,000	$0.69

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at March 30, 2013	500,000	$0.69

Expected to Vest as of March 30, 2013	500,000	$0.69

As of March 30, 2013, the Company did not have any unrecognized compensation expense related to restricted stock awards to employees.

For employee share-based compensation, the Company recognized share-based compensation expense of $286,534 in general and administrative expenses in the statement of operations for the three months ended March 30, 2013.  The Company recognized income of $296,135 in share-based compensation for the comparable period in 2012.  The income amount is a result of certain expenses that were reversed due to the forfeiture of certain stock options and restricted stock.

Note 7.  Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees at March 30, 2013 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	1,097,300	$1.23

Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at March 30, 2013	1,097,300	$1.23	5.01	$59,200

Exercisable at March 30, 2013	1,096,675	$1.23	5.01	$59,069

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.71 on the last day of business for the period ended March 30, 2013.

As of March 30, 2013, there was $219 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted average period of 1.4 months as of March 30, 2013.

Stock Awards

From time to time, the Company awards shares of its common stock to non-employees for services provided or to be provided.  If the fair value of services received is more reliably measurable than the fair value of the stock awarded, the fair value of the services received is used to measure the award.  In contrast, if the fair value of the stock issued is more reliably measurable, than the fair value of services received, the award is measured based on the fair value of the stock awarded.  Since these stock awards are fully vested and non-forfeitable, upon issuance the measurement date for the award is usually reached on the date of the award.  The measured fair value of the award is amortized over the period the service is provided.

During the three months ended March 30, 2013, the Company awarded an aggregate of 440,000 shares of the Company’s common stock to non-employees.  The fair values of the awards were based on the trading price of the Company’s stock on the date of issuance. The expense the Company recognized for stock awards was $62,178 for the three months ended March 30, 2013.  As of March 30, 2013, there was $204,746 of total unrecognized compensation expense related to stock awarded to the non-employees.  During the three months ended March 31, 2012, the Company awarded an aggregate of 189,557 shares and recognized a total expense of $126,916.

Warrant Awards

During the three months ended March 30, 2013, the Company recognized an expense of $2,760 for the warrants that were previously awarded during the year ended December 29, 2012.  The Company did not award any new warrants during the three months ended March 30, 2013.  As of March 30, 2013, there was $1,334 of total unrecognized compensation expense related to warrants awarded to the non-employee.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $65,056 in general and administrative expenses in the statement of operations for the three months ended March 30, 2013. The Company recognized $362,122 in share-based compensation expense for the three months ended March 31, 2012.

Note 8.  Warrants

During the three months ended March 30, 2013, 3,414,283 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $716,999 from exercise of these warrants.  These warrants were issued during the year ended January 1, 2011 pursuant to a subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010.

In addition, during the three months ended March 30, 2013, 781,236 warrants issued during the year 2008 with an exercise price of $3.00 per share expired.

At March 30, 2013, the following warrants were outstanding and exercisable:
Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At March 30, 2013	Weighted Average Remaining Contractual Life
2008 Private placement equity offering	$3.00	937,114	2.1 months
2010 Private placement equity offering	$0.21	4,389,281	1.7 months
2012 Placement agent commission	$0.85	285,000	16.1 months
2012 Non-employee award	$0.75	250,000	16.3 months
	$0.71	5,861,395	3.1 months

Note 9.  Business Segmentation

Since the year ended December 29, 2012, the Company has generated considerable revenue from its recently acquired subsidiary, Spherix, which provides scientific and regulatory consulting.  As a result, the Company began segregating its financial results for Spherix, and has following three reportable segments.

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

•
Scientific and regulatory consulting segment which consist of providing scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

	Core Standards, Contract Services	Retail Dietary	Scientific and Regulatory
Three months ended March 30, 2013	and Ingredients segment	Supplement Products segment	Consulting segment	Other	Total

Gross Sales	$2,177,355	$557,111	$245,786	$-	$2,980,252
Discounts and returns	(25,842)	(617,396)	(2,448)	-	(645,686)
Net sales	2,151,513	(60,285)	243,338	-	2,334,566

Cost of sales	1,513,983	955	146,788	-	1,661,726

Gross profit (loss)	637,530	(61,240)	96,550	-	672,840

Operating expenses:
Sales and marketing	596,777	131,159	1,488	-	729,424
General and administrative	-	-	-	1,359,901	1,359,901
Gain on sale of assets	-	(2,891,917)	-	-	(2,891,917)
Operating expenses	596,777	(2,760,758)	1,488	1,359,901	(802,592)

Operating income (loss)	$40,753	$2,699,518	$95,062	$(1,359,901)	$1,475,432

	Core Standards, Contract Services	Retail Dietary	Scientific and Regulatory
Three months ended March 31, 2012	and Ingredients segment	Supplement Products segment	Consulting segment	Other	Total

Gross Sales	$1,871,718	$2,179,426	$-	$-	$4,051,144
Promotions, discounts and returns	(16,970)	(2,249,168)	-	-	(2,266,138)
Net sales	1,854,748	(69,742)	-	-	1,785,006

Cost of sales	1,346,622	1,042,598	-	-	2,389,220

Gross profit (loss)	508,126	(1,112,340)	-	-	(604,214)

Operating expenses:
Sales and marketing	474,944	1,383,718	-	-	1,858,662
General and administrative	-	-	-	1,961,912	1,961,912
Operating expenses	474,944	1,383,718	-	1,961,912	3,820,574

Operating income (loss)	$33,182	$(2,496,058)	$-	$(1,961,912)	(4,424,788)

	Core Standards, Contract Services	Retail Dietary	Scientific and Regulatory
At March 30, 2013	and Ingredients segment	Supplement Products segment	Consulting segment	Other	Total

Total assets	$3,218,208	$-	$201,898	$7,297,325	$10,717,431

	Core Standards, Contract Services	Retail Dietary	Scientific and Regulatory
At December 29, 2012	and Ingredients segment	Supplement Products segment	Consulting segment	Other	Total

Total assets	$3,542,355	$4,331,866	$72,573	$1,087,727	$9,034,521

Note 10.  Management’s Plans for Continuing Operations

The Company has earned a net profit of $1,468,525 for the three-month period ended March 30, 2013.  This profit for the three-month period ended March 30, 2013 is mainly due to gain of $2,891,917 on sale of BluScience consumer product line to NeutriSci.

Without the gain on sale of BluScience consumer product line, the Company incurred an operating loss of $1,416,485 for the three-month period ended March 30, 2013.  One of the factors that contributed to this loss is share-based compensation expense.  Our share-based compensation expense totaled $351,590 for the three months ended March 30, 2013.  In addition to the stock options granted to employees, the Company has been awarding shares of its common stock to non-employees as compensation of the services provided.  We also incurred an operating loss of $192,399 from BluScience operations, without the gain on sale of BluScience consumer production line.  Increase in trade accounts receivable allowance for possible future returns was the main reason for the loss from BluScience operations as the increase in allowance was treated as a reduction of revenue.  Another factor that contributed to the loss is the investment in additional personnel and marketing expenses to implement its business plan to expand the line of proprietary ingredients.  This has resulted in higher selling, marketing and patent related expenses compared to prior years.  Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.   Management’s anticipation of future growth is largely related to the demand of the line of proprietary ingredients offered by the Company.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through December, 2013.  In addition, from the sale of BluScience consumer product line, the Company expects to receive additional $1,333,334 from NeutriSci prior to December, 2013.  Also, as of March 30, 2013, the Company has 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $921,749.   There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.

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

Note 11.  Income Taxes

At March 30, 2013 and December 29, 2012, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2013, resulting in an effective tax rate of zero for the three months ended March 30, 2013.

Note 12.  Subsequent Events

From March 31, 2013 through May 9, 2013, 2,314,283 of the warrants with an exercise price of $0.21 per share have been exercised and the Company received proceeds of $485,999 from the exercise of the warrants.  These warrants were issued during the year ended January 1, 2011, pursuant to the Subscription Agreement entered into by the Company on April 22, 2010.

From March 31, 2013 through May 9, 2013, 250,000 of the stock options with an exercise price of $0.50 per share have been exercised and the Company received proceeds of $125,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2013 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending December 29, 2012 and filed with the Commission on March 29, 2013 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. We recently acquired Spherix Consulting, Inc., which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.

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

By curtailing certain expenditures, we anticipate that our current cash and cash generated from operations and the cash payments received and to be received from the sale of BluScience consumer product line (see Liquidity and Capital Resources below in Item 2 of this Quarterly Report on Form 10-Q) will be sufficient to meet our projected operating plans through the end of December, 2013. Also, as of March 30, 2013, the Company has 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $921,749.   There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  We may, however, seek additional capital prior to the end of December, 2013, both to meet our projected operating plans through and after December, 2013 and/or to fund our longer term strategic objectives.

Additional capital may come from public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to our common stock. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration with third parties on acceptable terms, we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to seek third party vendors to provide these services. These vendors may not be available, or may charge fees that prevent us from pricing our products competitively within our markets.

We have licensed to OPKO Health, Inc. (“OPKO”), a multi-national biopharmaceutical and diagnostics company, certain new product offerings and health care technologies for distribution and business development throughout Latin America.  The initial product to be commercialized is our proprietary product pterostilbene.  We believe that partnering with OPKO provides a unique opportunity to enter the Latin American market and we see this market as potentially offering the Company significant long-term economic prospects.

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

Results of Operations

We generated net sales of $2,334,566 for the three-month period ended March 30, 2013 as compared to $1,785,006 for the three-month period ended March 31, 2012. We earned a net profit of $1,468,525 for the three-month period ended March 30, 2013 as compared with a net loss of $4,431,853 incurred for the three-month period ended March 31, 2012. This equated to a $0.02 income per basic share and a $0.01 income per diluted share for the three-month period ended March 30, 2013 as compared with a $0.05 loss per basic and diluted share for the three-month period ended March 31, 2012.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  However, we presently do not have the necessary resources (financial and otherwise) to do so.   We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a Good Manufacturing Practice (“GMP”) compliant pilot plant to support small to medium scale production of target compounds or collaborate with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales increased by 31% to $2,334,566 for the three-month period ended March 30, 2013 as compared to $1,785,006 for the three-month period ended March 31, 2012.  The core standards, contract services and ingredients segment generated net sales of $2,151,513 for the three-month period ended March 30, 2013.  This is an increase of 16%, compared to $1,854,748 for three-month period ended March 31, 2012.  This increase was largely due to increased sales of contract services, our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated negative net sales of $60,285 for the three month period ended March 30, 2013.  The gross sales for this segment was $557,111, however, sales deductions for promotions and returns, including additional trade accounts receivable allowance for possible future returns totaled $617,396.  For the three month period ended March 31, 2012, the retail dietary supplement products segment generated negative net sales of $69,742. The gross sales for this period was $2,179,426, however, sales deductions for promotions and discounts related to the launch of BluScience products totaled $2,249,168.  The scientific and regulatory consulting segment generated net sales of $243,338 for the three-month period ended March 30, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended March 30, 2013 was $1,661,726 as compared with $2,389,220 for the three-month period ended March 31, 2012. As a percentage of net sales, this represented a 63% decrease for the three-month period ended March 30, 2013 compared to the three-month period ended March 31, 2012.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three-month period ended March 30, 2013 was 70% compared to 73% for the three months ended March 31, 2012.  This percentage decrease in cost of sales is largely due to increased sales of analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  Despite the negative sales, the cost of sales for the retail dietary supplement products segment for the three-month periods ended March 30, 2013 and March 31, 2012 were $955 and $1,042,598 respectively.  The cost of sales for the three-month period ended March 31, 2012 was greater as there were promotions and discounted sales related to the launch of BluScience products.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended March 30, 2013 was 60%.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased to $672,840 for the three-month period ended March 30, 2013 from gross loss of $604,214 for the three-month period ended March 31, 2012.  For the core standards, contract services and ingredients segment, our gross profit increased 25% to $637,530 for the three-month period ended March 30, 2013 from $508,126 for the three-month period ended March 31, 2012.  The increased sale of analytical testing and contract services was the primary reason for the increase in gross profit.  For retail dietary supplement products segment, we had a gross loss of $61,240 for the three-month period ended March 30, 2013 and a gross loss of $1,112,340 for the three-month period ended March 31, 2012.  The gross loss for the three-month period ended March 31, 2012 was due to the sales promotions and sales discounts we offered in relation to the launch of BluScience products.  For the scientific and regulatory consulting segment, we had a gross profit of $96,550 for the three-month period ended March 30, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended March 30, 2013 was $729,424 as compared to $1,858,662 for the three-month period ended March 31, 2012. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three-month period ended March 30, 2013 increased to $596,777 as compared to $474,944 for the three-month period ended March 31, 2012.  This increase was primarily due to an increase in sales staff and increased marketing efforts for our line of proprietary ingredients.  For the retail dietary supplement products segment, sales and marketing expenses for the three-month period ended March 30, 2013 decreased to $131,159 as compared to $1,383,718 for the three-month period ended March 31, 2012.  During the three-month period ended March 31, 2012, we conducted a national advertising campaign through television and radio media in support of the launch of BluScience products.  We did not conduct such an advertising campaign during the three-month period ended March 30, 2013.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three- month period ended March 30, 2013 was $1,488.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-month period ended March 30, 2013 decreased to $1,359,901 as compared to $1,961,912 for the three-month period ended March 31, 2012.  One of the factors that contributed to this decrease was departures of certain officers who were with the Company during the three-month period ended March 31, 2012.  The Company did not hire new officers to fill the vacated positions.  There was also a severance payment of approximately $310,000 to one officer for the three-month period ended March 31, 2012.  Another factor that contributed to the decrease in general and administrative expenses is a decrease in investor relations expenses.  Our investor relations expenses decreased to $54,953 for the three month period ended March 30, 2013, as compared to $318,541 for the three month period ended March 31, 2012.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts and note receivable. Interest income for the three-month period ended March 30, 2013 was $884 as compared to $1,199 for the three-month period ended March 31, 2012.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three-month period ended March 30, 2013 was $7,791 as compared to $8,264 for the three-month period ended March 31, 2012.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 30, 2013, was approximately $79,184 as compared to $85,422 for the three-month period ended March 31, 2012. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the three-month period ended March 30, 2013, was approximately $4,964 as compared to $3,391 for the three-month period ended March 31, 2012.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through March 30, 2013, we have incurred aggregate losses of approximately $28 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.0 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci. In addition, as of March 30, 2013, we had 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $921,749.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

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

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 30, 2013 was approximately $705,802 as compared to approximately $4,656,237 used in for the three months ended March 31, 2012.  Along with the gain on sale of assets, a decrease in accounts payable and an increase in prepaid expenses and other assets were the largest uses of cash during the three months ended March 30, 2013.  Net cash used in operating activities for the three months ended March 31, 2012 largely reflects increase in inventories and trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $452,572 for the three months ended March 30, 2013, compared to approximately $6,714 used in for the three months ended March 31, 2012. Net cash provided by investing activities for the three months ended March 30, 2013 mainly consisted of proceeds from the sale of BluScience consumer product line.  Net cash used in investing activities for the three months ended March 31, 2012 mainly consisted of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $699,806 for the three months ended March 30, 2013, compared to approximately $10,047,978 for the three months ended March 31, 2012.  Net cash provided by financing activities for the three months ended March 30, 2013 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.  Net cash provided by financing activities for the three months ended March 31, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.

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

Off-Balance Sheet Arrangements

During the three  months ended March 30, 2013, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 29, 2012 and filed with the Commission on March 29, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.        Description of Exhibits

10.1	Exclusive License Agreement, dated March 7, 2013 between Washington University and the Company(1)
10.2	Asset Purchase and Sale Agreement by and between ChromaDex Corporation and NeutriSci International, Inc.(2)
10.3	Senior Secured Convertible Promissory Note(2)
10.4	Security Agreement by and between ChromaDex Corporation and NeutriSci International, Inc.(2)
10.5	Subsidiary Guaranty Executed by Britlor Health and Welness, Inc.(2)
10.6	Royalty Agreement by and between ChromaDex Corporation and NeutriSci International, Inc.(2)
10.7	Sales Confirmation and Contract by and between ChromaDex Corporation and NeutriSci International, Inc.(2)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)
This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and are marked by an asterisk.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2013

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
Date: May 10, 2013
/s/ THOMAS C. VARVARO Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer