Form 10-Q
period 2013-06-29
ChromaDex Corp.
filed 2013-08-13
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

    Number of shares of common stock of the registrant: 101,307,164 outstanding as of August 12, 2013.

CHROMADEX CORPORATION

2013 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 29, 2013 and December 29, 2012
	June 29, 2013	December 29, 2012
Assets

Current Assets
Cash	$826,631	$520,000
Trade receivables, less allowance for doubtful accounts and returns June 29, 2013 $17,000; December 29, 2012 $450,000	1,186,529	1,940,539
Non-trade receivable	250,000	-
Note receivable, current	1,623,508	-
Inventories	1,944,597	5,205,304
Prepaid expenses and other assets	436,455	261,297
Total current assets	6,267,720	7,927,140

Leasehold Improvements and Equipment, net	1,012,963	936,426

Other Noncurrent Assets
Deposits	41,192	34,773
Note receivable, less current	779,205	-
Long-term equity investment	2,678,832	-
Intangible assets, net	165,561	136,182
Total other noncurrent assets	3,664,790	170,955

Total assets	$10,945,473	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,152,023	$3,428,233
Accrued expenses	711,503	876,158
Current maturities of capital lease obligations	110,382	77,259
Customer deposits and other	336,824	310,267
Deferred rent, current	51,743	71,042
Total current liabilities	3,362,475	4,762,959

Capital lease obligations, less current maturities	238,287	148,374

Deferred rent, less current	152,456	129,859

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding June 29, 2013 100,807,164 and December 29, 2012 92,140,062 shares	100,807	92,140
Additional paid-in capital	36,329,257	33,617,801
Accumulated deficit	(29,237,809)	(29,716,612)
Total stockholders' equity	7,192,255	3,993,329

Total liabilities and stockholders' equity	$10,945,473	$9,034,521

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended June 29, 2013 and June 30, 2012

	June 29, 2013	June 30, 2012

Sales	$2,706,896	$2,670,611
Cost of sales	1,746,158	1,905,916

Gross profit	960,738	764,695

Operating expenses:
Sales and marketing	631,559	1,868,418
General and administrative	1,342,280	2,883,728
Operating expenses	1,973,839	4,752,146

Operating loss	(1,013,101)	(3,987,451)

Nonoperating income (expense):
Interest income	31,440	1,056
Interest expense	(8,061)	(7,562)
Nonoperating income (expenses)	23,379	(6,506)

Net loss	$(989,722)	$(3,993,957)

Basic and Diluted net loss per common share	$(0.01)	$(0.04)

Basic and Diluted weighted average common shares outstanding	99,833,963	91,362,664

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended June 29, 2013 and June 30, 2012

	June 29, 2013	June 30, 2012

Sales	$5,041,462	$4,455,617
Cost of sales	3,407,884	4,295,136

Gross profit	1,633,578	160,481

Operating expenses:
Sales and marketing	1,360,983	3,727,080
General and administrative	2,702,181	4,845,639
Gain on sale of assets (Note 3)	(2,891,917)	-
Operating expenses	1,171,247	8,572,719

Operating income (loss)	462,331	(8,412,238)

Nonoperating income (expense):
Interest income	32,324	2,255
Interest expense	(15,852)	(15,827)
Nonoperating income (expenses)	16,472	(13,572)

Net income (loss)	$478,803	$(8,425,810)

Basic net income (loss) per common share	$0.00	$(0.10)

Diluted net income (loss) per common share	$0.00	$(0.10)

Basic weighted average common shares outstanding	97,230,043	88,034,429

Diluted weighted average common shares outstanding	97,486,066	88,034,429

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six Months Ended June 29, 2013

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

Exercise of stock options	13,538	14	6,755	-	6,769

Exercise of warrants	3,414,283	3,414	713,585	-	716,999

Share-based compensation	440,000	440	548,212	-	548,652

Net income	-	-	-	1,468,525	1,468,525

Balance, March 30, 2013	96,007,883	$96,008	$34,886,353	$(28,248,087)	$6,734,274

Exercise of stock options	250,000	250	124,750	-	125,000

Exercise of warrants	4,389,281	4,389	917,360	-	921,749

Share-based compensation	160,000	160	400,794	-	400,954

Net loss	-	-	-	(989,722)	(989,722)

Balance, June 29, 2013	100,807,164	$100,807	$36,329,257	$(29,237,809)	$7,192,255

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 29, 2013 and June 30, 2012
	June 29, 2013	June 30, 2012
Cash Flows From Operating Activities
Net income (loss)	$478,803	$(8,425,810)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	134,325	166,748
Amortization of intangibles	10,621	6,799
Share-based compensation expense	728,349	1,264,524
Gain on sale of assets	(2,891,917)	-
Loss from disposal of equipment	-	1,879
Interest added to note receivable	(31,824)	-
Changes in operating assets and liabilities:
Trade receivables	770,994	(264,536)
Inventories	(206,824)	(2,348,197)
Prepaid expenses and other assets	(51,010)	369,527
Accounts payable	(907,337)	1,151,141
Accrued expenses	(150,095)	(213,521)
Customer deposits and other	26,557	(30,081)
Deferred rent	3,298	(30,034)
Net cash used in operating activities	(2,086,060)	(8,351,561)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(39,011)	(12,214)
Purchase of intangible assets	(40,000)	(2,000)
Proceeds from sale of assets	750,000	-
Net cash provided by (used in) investing activities	670,989	(14,214)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	10,158,438
Proceeds from exercise of stock options	131,769	-
Proceeds from exercise of warrants	1,638,748	45,000
Principal payments on capital leases	(48,815)	(44,806)
Net cash provided by financing activities	1,721,702	10,158,632

Net increase in cash	306,631	1,792,857

Cash Beginning of Period	520,000	420,152

Cash Ending of Period	$826,631	$2,213,009

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,852	$15,827

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$171,851	$50,786

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services prior to the period	$14,560	$-
Changes in stock and warrant awards issued for future services	$206,697	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Consideration received, net of $750,000 cash proceeds	$5,299,721	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of our financial position as of June 29, 2013 and results of operations and cash flows for the three and six months ended June 29, 2013 and June 30, 2012. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2012 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2013. Operating results for the six months ended June 29, 2013 are not necessarily indicative of the results to be achieved for the full year ending on December 28, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2.  Nature of Business and Significant Accounting Policies

Nature of business:  The Company is a natural products company that discovers, acquires, develops and commercializes proprietary ingredient technologies through its business model that utilizes its wholly owned business units, including ingredient technologies, natural product fine chemicals, chemistry and analytical testing services, and product regulatory and safety consulting.  The Company provides science-based solutions to the nutritional supplement, food and beverage, animal health, cosmetic and pharmaceutical industries at various terms.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended June 29, 2013 and December 29, 2012 were $17,000 and $450,000, respectively.  Of the allowance amount of $450,000 for the period ended December 29, 2012, $433,000 represents a hold on the receivables placed by a retailer that carried our BluScience retail consumer line.  The hold was placed by the retailer as an offset in the event of future returns of our products and the hold was treated as a reduction of revenue. On March 28, 2013, we sold the BluScience retail consumer line to NeutriSci International Inc. (“NeutriSci”) and the related trade accounts receivable including the allowance have been transferred to NeutriSci. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances of $225,000 and $366,000 for the periods ended June 29, 2013 and December 29, 2012, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci and related dietary supplements inventory have been transferred to NeutriSci.  The amounts of major classes of inventory as of June 29, 2013 and December 29, 2012 are as follows:
	June 29, 2013	December 29, 2012
Natural product fine chemicals	$1,656,702	$1,614,755
Bulk ingredients	512,895	432,230
Dietary supplements – raw materials	-	401,809
Dietary supplements – work in process	-	465,253
Dietary supplements – finished goods	-	2,657,257
	2,169,597	5,571,304
Less valuation allowance	225,000	366,000
	$1,944,597	$5,205,304

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For the three-month period ended June 29, 2013 and the three- and six-month periods ended June 30, 2012, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- and six-month periods ended June 29, 2013 and June 30, 2012.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic weighted average common shares outstanding	99,833,963	91,362,664	97,230,043	88,034,429
Warrants and options in the money, net	319,587	5,693,386	256,023	6,101,236
Weighted average common shares outstanding assuming dilution	100,153,550	97,056,050	97,486,066	94,135,665

Total warrants and options that were not “in the money” at June 29, 2013 and June 30, 2012 were 11,595,211 and 15,071,066, respectively.

Note 3.  Gain on sale of assets

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6,000,000 and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which $250,000 was paid as of June 29, 2013 and an additional $200,000 was paid on July 12, 2013; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  We will continue to generate revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for our patented pTeroPure pterostilbene.  The fair value of the investment in NeutriSci was determined based on other recent contemporaneous unrelated third party investments in NeutriSci.

The 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci is reflected as long-term equity investment in our consolidated balance sheet as of June 29, 2013.  The Company does not yet have enough information to make a determination if the equity method accounting will apply to the equity investment in NeutriSci.  For the three- and six-month periods ended June 29, 2013, the Company has applied the cost method, however, if the Company determines that NeutriSci investment qualifies for use of the equity method, the investment, results of operations and accumulated deficit of the Company shall be adjusted as if the equity method had been in effect during all periods in which the investment was held.  As of June 29, 2013, the aggregate carrying amount of the equity investment in NeutriSci is $2,678,832.  We have  evaluated for impairment for this aggregate carrying amount and concluded that there is no other-than-temporary impairment as of June 29, 2013, as there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

As of June 29, 2013, $250,000 cash payment remained unpaid and this amount is reflected as non-trade receivable in our consolidated balance sheet as of June 29, 2013.  Of this unpaid amount, a partial payment of $200,000 was received on July 12, 2013.

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

Note 4.  Note Receivable

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.  As part of the sale transaction, NeutriSci issued to us a  $2,500,000 senior convertible secured note, which will be payable by NeutriSci in 6 installments of $416,667 on following dates: August 15, 2013, November 15, 2013, February 15, 2014, May 15, 2014, August 15, 2014 and November 15, 2014.  This note was discounted based on interest rates of 5.25% to 5.50% for a discount of $129,111 and the note was recorded at a discounted value of $2,370,889, which approximates fair value.  As of June 29, 2013, the book value of the note was $2,402,713 with a recognized interest receivable of $31,824. As of June 29, 2013, the current portion of note receivable with payments due in one year or less was $1,623,508 and the long-term portion of note receivable with payments due in more than one year was $779,205.

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

Note 5.  Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:
	June 29, 2013	December 29, 2012

Laboratory equipment	$2,563,238	$2,439,688
Leasehold improvements	403,971	403,971
Computer equipment	370,692	363,739
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	186,439	106,080
	3,550,530	3,339,668
Less accumulated depreciation	2,537,567	2,403,242
	$1,012,963	$936,426

Note 6.  Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 6,164,537 at June 29, 2013. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended June 29, 2013

Six Months Ended June 29, 2013
Volatility	32.68%
Expected dividends	0.00%
Expected term	6.1 years
Risk-free rate	1.18%

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

The following table summarizes service period based stock options activity at June 29, 2013 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	12,202,558	$1.08

Options Granted	310,000	0.68
Options Exercised	(13,538)	0.50
Options Expired	(75,000)	0.50
Options Forfeited	(149,168)	1.24
Outstanding at June 29, 2013	12,274,852	$1.08	7.86	$375,554

Exercisable at June 29, 2013	6,035,944	$1.24	6.48	$202,092

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.78 on the last day of business for the period ended June 29, 2013.  The weighted average fair value of options granted during the six months ended June 29, 2013 and June 30, 2012 was $0.24 and $0.30 respectively.  The aggregate intrinsic value for options exercised during the six months ended June 29, 2013 was $2,437.  There were no options exercised during the three months ended June 29, 2013 and the three and six months ended June 30, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at June 29, 2013 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	145,834	$1.59

Options Granted	200,000	0.63
Options Exercised	-	-
Options Expired	-	-
Options Forfeited	(45,834)	1.59
Outstanding at June 29, 2013	300,000	$0.95	9.00	$30,200

Exercisable at June 29, 2013	52,084	$1.59	7.85	$-

The aggregate intrinsic value in the table above are before income taxes, based on the Company’s closing stock price of $0.78 on the last day of business for the period ended June 29, 2013.  The weighted average fair value of options granted during the six months ended June 29, 2013 was $0.22.  We did not grant any performance based stock options during the three months ended June 29, 2013 and the three and six months ended June 30, 2012.

As of June 29, 2013, there was $1,945,157 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.44 years as of June 29, 2013.  The realized tax benefit from stock options for the six months ended June 29, 2013, and June 30, 2012 was $0, based on the Company’s full valuation allowance against its deferred tax assets.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at June 29, 2013 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 29, 2012	500,000	$0.69

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at June 29, 2013	500,000	$0.69

Expected to Vest as of June 29, 2013	500,000	$0.69

As of June 29, 2013, the Company did not have any unrecognized compensation expense related to restricted stock awards to employees.

For employee share-based compensation, the Company recognized share-based compensation expense of $286,417 and $572,951 in general and administrative expenses in the statement of operations for the three and six months ended June 29, 2013, respectively.  The Company recognized $939,960 and $643,825 in share-based compensation expense for the three and six months ended June 30, 2012, respectively.

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

The following table summarizes activity of stock options granted to non-employees at June 29, 2013 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	1,097,300	$1.23

Options Granted	-	-
Options Exercised	(250,000)	0.50
Options Forfeited	-	-
Outstanding at June 29, 2013	847,300	$1.44	6.23	$11,670

Exercisable at June 29, 2013	847,300	$1.44	6.23	$11,670

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.78 on the last day of business for the period ended June 29, 2013.  The aggregate intrinsic value for options exercised during the three and six months ended June 29, 2013 were $35,000 for both periods as there were no options exercised during the three months ended March 30, 2013.  There were no options exercised during the three and six months ended June 30, 2012.

As of June 29, 2013, the Company did not have any unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for non-employee stock options.

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

During the three and six months ended June 29, 2013, the Company awarded an aggregate of 160,000 and 600,000 shares of the Company’s common stock to non-employees, respectively.  The fair values of the awards were based on the trading price of the Company’s stock on the date of issuance.  The expense the Company recognized for stock awards was $88,071 and $150,249 for the three and six months ended June 29, 2013, respectively.  As of June 29, 2013, there was $230,276 of total unrecognized compensation expense related to stock awarded to the non-employees.  During the three and six months ended June 30, 2012, the Company awarded an aggregate of 265,000 and 454,557 shares, respectively, and recognized a total expense of $181,260 and $308,176, respectively.

Warrant Awards

During the three and six months ended June 29, 2013, the Company recognized an expense of $1,334 and $4,094, respectively, for the warrants that were previously awarded during the year ended December 29, 2012.  The Company did not award any new warrants during the three and six months ended June 29, 2013.  As of June 29, 2013, the Company did not have any unrecognized compensation expense related to warrants awarded to the non-employee.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $90,342 and $155,398 in general and administrative expenses in the statement of operations for the three and six months ended June 29, 2013, respectively. The Company recognized $258,578 and $620,700 in share-based compensation expense for the three and six months ended June 30, 2012, respectively.

Note 8.  Warrants

During the three and six months ended June 29, 2013, 4,389,281 and 7,803,564 warrants with an exercise price of $0.21 per share were exercised, respectively, and the Company received proceeds of $921,749 and $1,638,748 from exercise of these warrants, respectively.  These warrants were issued during the year ended January 1, 2011 pursuant to a subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010.

In addition, during the three and six months ended June 29, 2013, 533,067 and 1,314,303 warrants issued during the year 2008 with an exercise price of $3.00 per share expired, respectively.

At June 29, 2013, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At June 29, 2013	Weighted Average Remaining Contractual Life
2008 Private placement equity offering	$3.00	404,047	0.8 month
2012 Placement agent commission	$0.85	285,000	13.1 months
2012 Non-employee award	$0.75	250,000	13.3 months
	$1.75	939,047	7.9 months

Note 9.  Business Segmentation

Since the year ended December 29, 2012, the Company began segregating its financial results for Spherix Consulting, Inc. (“Spherix”), which the Company acquired on December 3, 2012.  Spherix provides scientific and regulatory consulting.  The Company has following three reportable segments.

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

•
Retail dietary supplement products segment which consist of the supply of the BluScience line of dietary supplement products containing our proprietary ingredients to various retail distribution channels.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
Three months ended June 29, 2013	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Net sales	$2,504,372	$202,524	$-	$-	$2,706,896
Cost of sales	1,614,413	131,745	-	-	1,746,158

Gross profit	889,959	70,779	-	-	960,738

Operating expenses:
Sales and marketing	630,447	1,112	-	-	631,559
General and administrative	-	-	-	1,342,280	1,342,280
Operating expenses	630,447	1,112	-	1,342,280	1,973,839

Operating income (loss)	$259,512	$69,667	$-	$(1,342,280)	$(1,013,101)

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
Three months ended June 30, 2012	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Net sales	$2,150,585	$-	$520,026	$-	$2,670,611
Cost of sales	1,528,203	-	377,713	-	1,905,916

Gross profit	622,382	-	142,313	-	764,695

Operating expenses:
Sales and marketing	536,572	-	1,331,846	-	1,868,418
General and administrative	-	-	-	2,883,728	2,883,728
Operating expenses	536,572	-	1,331,846	2,883,728	4,752,146

Operating income (loss)	$85,810	$-	$(1,189,533)	$(2,883,728)	$(3,987,451)

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
Six months ended June 29, 2013	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Net sales	$4,655,885	$445,862	$(60,285)	$-	$5,041,462
Cost of sales	3,128,396	278,533	955	-	3,407,884

Gross profit (loss)	1,527,489	167,329	(61,240)	-	1,633,578

Operating expenses:
Sales and marketing	1,227,224	2,600	131,159	-	1,360,983
General and administrative	-	-	-	2,702,181	2,702,181
Gain on sale of assets	-	-	(2,891,917)	-	(2,891,917)
Operating expenses	1,227,224	2,600	(2,760,758)	2,702,181	1,171,247

Operating income (loss)	$300,265	$164,729	$2,699,518	$(2,702,181)	$462,331

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
Six months ended June 30, 2012	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Net sales	$4,005,333	$-	$450,284	$-	$4,455,617
Cost of sales	2,874,825	-	1,420,311	-	4,295,136

Gross profit (loss)	1,130,508	-	(970,027)	-	160,481

Operating expenses:
Sales and marketing	1,011,516	-	2,715,564	-	3,727,080
General and administrative	-	-	-	4,845,639	4,845,639
Operating expenses	1,011,516	-	2,715,564	4,845,639	8,572,719

Operating income (loss)	$118,992	$-	$(3,685,591)	(4,845,639)	(8,412,238)

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
At June 29, 2013	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Total assets	$3,924,625	$95,584	$-	$6,925,264	$10,945,473

	Core Standards, Contract Services	Scientific and Regulatory	Retail Dietary
At December 29, 2012	and Ingredients segment	Consulting segment	Supplement Products segment	Other	Total

Total assets	$3,542,355	$72,573	$4,331,866	$1,087,727	$9,034,521

Note 10.  Management’s Plans for Continuing Operations

The Company has earned a net profit of $478,803 for the six-month period ended June 29, 2013.  This profit for the six-month period ended June 29, 2013 is mainly due to a gain of $2,891,917 on the sale of BluScience consumer product line to NeutriSci.

Without the gain on sale of BluScience consumer product line, the Company incurred an operating loss of $2,429,586 for the six-month period ended June 29, 2013.  One of the factors that contributed to this loss is share-based compensation expense.  Our share-based compensation expense totaled $728,349 for the six months ended June 29, 2013.  In addition to the stock options granted to employees, the Company has been awarding shares of its common stock to non-employees as compensation of the services provided.  Another factor that contributed to the loss is the investment in additional personnel and marketing expenses to implement its business plan to expand the line of proprietary ingredients.  This has resulted in higher selling, marketing and patent related expenses compared to prior years.  Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.  Management’s anticipation of future growth is largely related to the demand of the line of proprietary ingredients offered by the Company.  We also incurred an operating loss of $192,399 from BluScience operations, without the gain on sale of BluScience consumer production line.  Increase in trade accounts receivable allowance for possible future returns was the main reason for the loss from BluScience operations as the increase in allowance was treated as a reduction of revenue.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through December, 2013.  In addition, on July 12, 2013, the Company received a partial payment of $200,000 from NeutriSci from the sale of BluScience consumer product line and expects to receive additional $883,334 from NeutriSci prior to December, 2013.

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

Note 11.  Income Taxes

At June 29, 2013 and December 29, 2012, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2013, resulting in an effective tax rate of zero for the six months ended June 29, 2013.

Note 12.  Subsequent Events

On July 9, 2013, Company entered in a three year supply agreement with Thorne Reseach, Inc. (“Thorne”) pursuant to which Thorne will purchase and market the Company’s patented nicotinamide riboside which is branded as NIAGEN™.  Under the terms of the agreement, Thorne has received marketing rights for NIAGEN™  for use in nutritional supplements exclusively for the direct to healthcare-practitioner channel in the United States and Canada, provided that Thorne purchases a minimum of $3.5 million of NIAGEN™  product over the next three years.

On August 1, 2013, the Company entered in License Agreement (the “Agreement”) with Green Molecular S.L., Inc. (“Green Molecular”), a Spanish corporation, pursuant to which Green Molecular granted the Company an exclusive, worldwide right and license (the “License Rights”) to use and practice certain patent rights and to make, have made, use and sell certain products, including the compound pterostilbene, as it is used in dietary supplement products.  In consideration of the License Rights, the Company has agreed to pay to Green Molecular earned royalties on net sales of all licensed products (including sales by sublicensees and affiliates), as well as a percentage of attributed income from sublicensing agreements. ChromaDex is subject to minimum annual maintenance or royalty payments to Green Molecular during the term of the Agreement.  The Company has agreed upon a plan to develop, commercialize and market licensed products under that Agreement and will make certain payments to Green Molecular in connection with the achievement of certain milestone events relating to product development and regulatory approvals in accordance with the terms of the Agreement.

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

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. On December 3, 2012, we acquired Spherix Consulting, Inc., which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.

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

By curtailing certain expenditures, we anticipate that our current cash and cash generated from operations and the cash payment of $200,000 received from NeutriSci on July 12, 2013 from the sale of BluScience consumer product line and additional $883,334 expected to receive from NeutriSci prior to December, 2013 (see Liquidity and Capital Resources below in Item 2 of this Quarterly Report on Form 10-Q) will be sufficient to meet our projected operating plans through the end of December, 2013.  We may, however, seek additional capital prior to the end of December, 2013, both to meet our projected operating plans through and after December, 2013 and/or to fund our longer term strategic objectives.

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

Results of Operations

We generated net sales of $5,041,462 for the six-month period ended June 29, 2013 as compared to $4,455,617 for the six-month period ended June 30, 2012. We earned a net profit of $478,803 for the six-month period ended June 29, 2013 as compared with a net loss of $8,425,810 incurred for the six-month period ended June 30, 2012. This equated to zero income per basic and diluted share for the six-month period ended June 29, 2013 as compared with a $0.10 loss per basic and diluted share for the six-month period ended June 30, 2012.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  However, we presently do not have the necessary resources (financial and otherwise) to do so.   We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a Good Manufacturing Practice compliant pilot plant to support small to medium scale production of target compounds or collaborate with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales increased by 1% to $2,706,896 for the three-month period ended June 29, 2013 as compared to $2,670,611 for the three-month period ended June 30, 2012.  The core standards, contract services and ingredients segment generated net sales of $2,504,372 for the three-month period ended June 29, 2013.  This is an increase of 16%, compared to $2,150,585 for three-month period ended June 30, 2012.  This increase was largely due to increased sales of analytical testing and contract services.  The retail dietary supplement products segment did not have any sales for the three-month period ended June 29, 2013 as we sold the BluScience product line to NeutriSci on March 28, 2013.  For the three-month period ended June 30, 2012, the retail dietary supplement products segment generated net sales of $520,026.  The scientific and regulatory consulting segment generated net sales of $202,524 for the three-month period ended June 29, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

For the six-month period ended June 29, 2013, net sales increased by 13% to $5,041,462 as compared to $4,455,617 for the six-month period ended June 30, 2012.  The core standards, contract services and ingredients segment generated net sales of $4,655,885 for the six-month period ended June 29, 2013.  This is an increase of 16%, compared to $4,005,333 for the six-month period ended June 30, 2012.  This increase was primarily due to increased sales of chemical and analytical testing services as well as our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated negative net sales of $60,285 for the six-month period ended June 29, 2013.  The gross sales for this segment was $557,111, however, sales deductions for promotions and returns, including additional trade accounts receivable allowance for possible future returns totaled $617,396.  For the six-month period ended June 30, 2012, the retail dietary supplement products segment generated net sales of $450,284.  The gross sales for this segment was $2,728,527, however, sales deductions for promotions and discounts related to the launch of BluScience products to retail distribution channels totaled $2,278,243.  The scientific and regulatory consulting segment generated net sales of $445,862 for the six-month period ended June 29, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended June 29, 2013 was $1,746,158 as compared with $1,905,916 for the three-month period ended June 30, 2012. As a percentage of net sales, this represented a 7% decrease for the three-month period ended June 29, 2013 compared to the three-month period ended June 30, 2012.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three-month period ended June 29, 2013 was 64% compared to 71% for the three-month period ended June 30, 2012.  This percentage decrease in cost of sales is largely due to increased sales of chemical and analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The retail dietary supplement products segment did not have any cost of sales for the three-month period ended June 29, 2013 as we sold the product line to NeutriSci on March 28, 2013.  For the three-month period ended June 30, 2012, the cost of sales as a percentage of net sales for the retail dietary supplement products segment was 73%.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended June 29, 2013 was 65%.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Cost of sales for the six-month period ended June 29, 2013 was $3,407,884 versus $4,295,136 for the six-month period ended June 30, 2012.  As a percentage of net sales, this represented 29% decrease for the six-month period ended June 29, 2013 compared to the six-month period ended June 30, 2012.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the six-month period ended June 29, 2013 was 67% compared to 72% for the six-month period ended June 30, 2012.  This percentage decrease in cost of sales is largely due to increased sales of chemical and analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The cost of sales for the retail dietary supplement products segment were greater than net sales for six-month periods ended June 29, 2013 and June 30, 2012.  This is due to promotions, discounted sales and returns which resulted in substantially lower net sales compared to gross sales.  The costs of sales for the retail dietary supplement products segment for the six-month periods ended June 29, 2013 and June 30, 2012 were $955 and $1,420,311 respectively, while the net sales were negative $60,285 and $450,284 respectively.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the six-month period ended June 29, 2013 was 62%.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased 26% to $960,738 for the three-month period ended June 29, 2013 from $764,695 for the three-month period ended June 30, 2012.  For the core standards, contract services and ingredients segment, our gross profit increased 43% to $889,959 for the three-month period ended June 29, 2013 from $622,382 for the three-month period ended June 30, 2012.  The increased sale of analytical testing and contract services was the primary reason for the increase in gross profit.  For retail dietary supplement products segment, we did not have any gross profit for the three-month period ended June 29, 2013 as we sold the product line to NeutriSci on March 28, 2013.  For the three-month period ended June 30, 2012, we had a gross profit of $142,313 for retail dietary supplement products segment.  For the scientific and regulatory consulting segment, we had a gross profit of $70,779 for the three-month period ended June 29, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Our gross profit increased to $1,633,578 for the six-month period ended June 29, 2013 from $160,481 for the six-month period ended June 30, 2012. For the core standards, contract services and ingredients segment, our gross profit increased 35% to $1,527,489 for the six-month period ended June 29, 2013 from $1,130,508 for the six-month period ended June 30, 2012.  The increased sale of analytical testing and contract services was the primary reason for the increase in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $61,240 for the six-month period ended June 29, 2013 and a gross loss of $970,027 for the six-month period ended June 30, 2012.  The gross loss for the six-month period ended June 30, 2012 was due to the sales promotions and sales discounts we offered in relation to the launch of BluScience products.  For the scientific and regulatory consulting segment, we had a gross profit of $167,329 for the six-month period ended June 29, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended June 29, 2013 were $631,559 as compared to $1,868,418 for the three-month period ended June 30, 2012. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three-month period ended June 29, 2013 increased to $630,447 as compared to $536,572 for the three-month period ended June 30, 2012.  This increase was largely due to the production of our new catalog as well as increased marketing efforts for our line of proprietary ingredients.  For the retail dietary supplement products segment, we did not have any sales and marketing expenses for the three-month period ended June 29, 2013 as we sold the product line to NeutriSci on March 28, 2013.  For the three-month period ended June 30, 2012, sales and marketing expenses for the retail dietary supplement products segment were $1,331,846.  During the three-month period ended June 30, 2012, we conducted a national advertising campaign through television and radio media in support of the launch of BluScience products.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three-month period ended June 29, 2013 were $1,112.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Sales and marketing expenses for the six-month period ended June 29, 2013 were $1,360,983 as compared to $3,727,080 for the six-month period ended June 30, 2012.  For the core standards, contract services and ingredients segment, sales and marketing expenses for the six-month period ended June 29, 2013 increased to $1,227,224 compared to $1,011,516 for the six-month period ended June 30, 2012.  This increase was largely due to the production of our new catalog, an increase in staff and increased marketing efforts for our line of proprietary ingredients.  For the retail dietary supplement products segment, sales and marketing expenses for the six-month period ended June 29, 2013 decreased to $131,159 compared to $2,715,564 for the six-month period ended June 30, 2012.  During the six-month period ended June 30, 2012, we conducted a national advertising campaign through television and radio media in support of the launch of BluScience products.  We did not conduct such an advertising campaign during the six-month period ended June 29, 2013.  For the scientific and regulatory consulting segment, sales and marketing expenses for the six-month period ended June 29, 2013 were $2,600.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-and six-month periods ended June 29, 2013 were $1,342,280 and $2,702,181 compared to $2,883,728 and $4,845,639 for the three- and six-month periods ended June 30, 2012.  One of the factors that contributed to this decrease was departures of certain officers who were with the Company during the six-month period ended June 30, 2012.  The Company did not hire new officers to fill the vacated positions.  There were also one time severance expenses incurred due to the terminations of certain officers in 2012.  Severance expenses incurred due to the terminations of certain officers for the three- and six-month periods ended June 30, 2012 were approximately $361,000 and $671,000, respectively.  The Company did not incur such expense in the six-month period ended June 29, 2013.  Another factor that contributed to the decrease in general and administrative expenses is a decrease in investor relations expense.  Our investor relations expenses for the three- and six-month periods ended June 29, 2013 were $61,179 and $116,132 as compared to $286,752 and $605,293 for the three- and six-month periods ended June 30, 2012.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts and note receivable. Interest income for the three- and six-month periods ended June 29, 2013 was $31,440 and $32,324 as compared to $1,056 and $2,255 for the three- and six-month periods ended June 30, 2012.  Interest income for the three- and six-month periods ended June 29, 2013 mainly consisted of interest added to note receivable from NeutriSci.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three- and six-month periods ended June 29, 2013 was $8,061 and $15,852 as compared to $7,562 and $15,827 for the three- and six-month periods ended June 30, 2012.

Depreciation and Amortization

Depreciation expense for the six-month period ended June 29, 2013, was approximately $134,325 as compared to $166,748 for the six-month period ended June 30, 2012. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the six-month period ended June 29, 2013, was approximately $10,621 as compared to $6,799 for the six-month period ended June 30, 2012.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through June 29, 2013, we have incurred aggregate losses of approximately $29 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering

Our Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product or service expansion plans. Any inability to raise additional financing would have a material adverse effect on us.

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.  The total sale transaction value is estimated at approximately $6.0 million and consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which $250,000 was paid as of June 29, 2013 and an additional $200,000 was paid on July 12, 2013; (d) $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.

While we anticipate that our current levels of capital, cash generated from operations and the cash payments received and to be received from the sale of BluScience consumer product line, along with curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of December, 2013, we may seek additional capital prior to December, 2013, both to meet our projected operating plans through and after December, 2013 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2013, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 29, 2013 was approximately $2,086,060 as compared to approximately $8,351,561 for the six months ended June 30, 2012.  Along with the gain on sale of assets, a decrease in accounts payable and an increase in inventories were the largest uses of cash during the six months ended June 29, 2013.  Net cash used in operating activities for the six months ended June 30, 2012 largely reflects increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $670,989 for the six months ended June 29, 2013, compared to approximately $14,214 used in for the six months ended June 30, 2012. Net cash provided by investing activities for the six months ended June 29, 2013 mainly consisted of proceeds from the sale of BluScience consumer product line.  Net cash used in investing activities for the six months ended June 30, 2012 mainly consisted of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1,721,702 for the six months ended June 29, 2013, compared to approximately $10,158,632 for the six months ended June 30, 2012.  Net cash provided by financing activities for the six months ended June 29, 2013 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.  Net cash provided by financing activities for the six months ended June 30, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.

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

Off-Balance Sheet Arrangements

During the six months ended June 29, 2013, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 29, 2012 and filed with the Commission on March 29, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934).  Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

(1)	Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed with the SEC on May 7, 2013.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
                          (Registrant)

Date:  August 13, 2013                                                                                      /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer