Form 10-Q
period 2013-09-28
ChromaDex Corp.
filed 2013-11-21
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer ____                                                                                           Accelerated filer____
Non-accelerated filer ____                                                                                           Smaller reporting company    X__
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

Number of shares of common stock of the registrant: 104,849,075 outstanding as of November 20, 2013.

CHROMADEX CORPORATION

2013 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
September 28, 2013 and December 29, 2012

	September 28, 2013	December 29, 2012
Assets

Current Assets
Cash	$1,087,424	$520,000
Trade receivables, less allowance for doubtful accounts and returns September 28, 2013 $10,000; December 29, 2012 $450,000	1,025,619	1,940,539
Inventories	2,217,698	5,205,304
Prepaid expenses and other assets	346,962	261,297
Total current assets	4,677,703	7,927,140

Leasehold Improvements and Equipment, net	969,755	936,426

Other Noncurrent Assets
Deposits	43,343	34,773
Long-term investment in affiliate (Note 4)	1,899,523	-
Intangible assets, net	188,363	136,182
Total other noncurrent assets	2,131,229	170,955

Total assets	$7,778,687	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,347,222	$3,428,233
Accrued expenses	933,934	876,158
Current maturities of capital lease obligations	113,846	77,259
Customer deposits and other	659,645	310,267
Deferred rent, current	56,026	71,042
Total current liabilities	4,110,673	4,762,959

Capital lease obligations, less current maturities	208,645	148,374

Deferred rent, less current	190,536	129,859

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding September 28, 2013 100,819,664 and December 29, 2012 92,140,062 shares	100,820	92,140
Additional paid-in capital	36,579,826	33,617,801
Accumulated deficit	(33,411,813)	(29,716,612)
Total stockholders' equity	3,268,833	3,993,329

Total liabilities and stockholders' equity	$7,778,687	$9,034,521

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended September 28, 2013 and September 29, 2012

	September 28, 2013	September 29, 2012

Sales	$2,718,207	$3,632,244
Cost of sales	1,968,020	2,377,991

Gross profit	750,187	1,254,253

Operating expenses:
Sales and marketing	505,068	802,171
General and administrative	1,453,611	1,983,720
Loss from investment in affiliate (Note 4)	33,281	-
Operating expenses	1,991,960	2,785,891

Operating loss	(1,241,773)	(1,531,638)

Nonoperating income (expense):
Interest income	179	469
Interest expense	(8,669)	(6,865)
Nonoperating income (expenses)	(8,490)	(6,396)

Net loss	$(1,250,263)	$(1,538,034)

Basic and Diluted net loss per common share	$(0.01)	$(0.02)

Basic and Diluted weighted average common shares outstanding	101,309,939	92,364,418

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended September 28, 2013 and September 29, 2012

	September 28, 2013	September 29, 2012

Sales	$7,759,668	$8,087,860
Cost of sales	5,375,903	6,673,127

Gross profit	2,383,765	1,414,733

Operating expenses:
Sales and marketing	1,866,051	4,529,251
General and administrative	4,155,792	6,829,359
Loss from investment in affiliate (Note 4)	33,281	-
Operating expenses	6,055,124	11,358,610

Operating loss	(3,671,359)	(9,943,877)

Nonoperating income (expense):
Interest income	679	2,725
Interest expense	(24,521)	(22,692)
Nonoperating income (expenses)	(23,842)	(19,967)

Net loss	$(3,695,201)	$(9,963,844)

Basic and Diluted net loss per common share	$(0.04)	$(0.11)

Basic and Diluted weighted average common shares outstanding	98,590,008	89,477,758

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Nine Months Ended September 28, 2013

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

Exercise of stock options	13,538	14	6,755	-	6,769

Exercise of warrants	3,414,283	3,414	713,585	-	716,999

Share-based compensation	440,000	440	548,212	-	548,652

Net loss, as restated (Note 2)	-	-	-	(1,424,072)	(1,424,072)

Balance, March 30, 2013, as restated (Note 2)	96,007,883	$96,008	$34,886,353	$(31,140,684)	$3,841,677

Exercise of stock options	250,000	250	124,750	-	125,000

Exercise of warrants	4,389,281	4,389	917,360	-	921,749

Share-based compensation	160,000	160	400,794	-	400,954

Net loss, as restated (Note 2)	-	-	-	(1,020,866)	(1,020,866)

Balance, June 29, 2013, as restated (Note 2)	100,807,164	$100,807	$36,329,257	$(32,161,550)	$4,268,514

Exercise of stock options	12,500	13	6,587	-	6,600

Share-based compensation	-	-	243,982	-	243,982

Net loss	-	-	-	(1,250,263)	(1,250,263)

Balance, September 28, 2013	100,819,664	$100,820	$36,579,826	$(33,411,813)	$3,268,833

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 28, 2013 and September 29, 2012
	September 28, 2013	September 29, 2012
Cash Flows From Operating Activities
Net loss	$(3,695,201)	$(9,963,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	187,667	247,227
Amortization of intangibles	16,819	11,277
Share-based compensation expense	1,059,653	2,189,917
Loss from disposal of equipment	68,378	1,879
Loss from investment in affiliate (Note 4)	33,281	-
Changes in operating assets and liabilities:
Trade receivables	931,904	(479,763)
Inventories	(479,924)	(2,530,839)
Prepaid expenses and other assets	(50,991)	644,296
Accounts payable	(712,138)	588,747
Accrued expenses	72,336	(91,196)
Customer deposits and other	349,378	57,311
Deferred rent	45,661	(44,883)
Net cash used in operating activities	(2,173,177)	(9,369,871)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(117,523)	(13,764)
Purchase of intangible assets	(69,000)	(52,000)
Proceeds from sale of assets	1,000,000	-
Proceeds from investment in affiliate	225,000	-
Net cash provided by (used in) investing activities	1,038,477	(65,764)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	10,159,838
Proceeds from exercise of stock options	138,369	3,059
Proceeds from exercise of warrants	1,638,748	157,500
Principal payments on capital leases	(74,993)	(67,843)
Net cash provided by financing activities	1,702,124	10,252,554

Net increase in cash	567,424	816,919

Cash Beginning of Period	520,000	420,152

Cash Ending of Period	$1,087,424	$1,237,071

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$24,521	$22,692

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$171,851	$50,786

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services prior to the period	$14,560	$-
Changes in stock and warrant awards issued for future services	$119,375	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Carrying value of long-term investment in affiliate, net of $1,000,000 cash proceeds	$2,157,804	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company's financial position as of September 28, 2013 and results of operations and cash flows for the three and nine months ended September 28, 2013 and September 29, 2012. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2012 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2013. Operating results for the nine months ended September 28, 2013 are not necessarily indicative of the results to be achieved for the full year ending on December 28, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Restatement of Previously Issued Financial Statements

On November 18, 2013, during the review of the interim financial statements, the Company determined that the previously issued financial statements for the three month period and the six month period ending March 30, 2013 and June 29, 2013, respectively, contained in the Company’s Quarterly Reports on Form 10-Q (“ Quarterly Reports”) for the period ended March 30, 2013 (as filed with the Securities and Exchange Commission on May 10, 2013) and June 29, 2013 (as filed with the Securities and Exchange Commission on August 13, 2013), respectively, should no longer be relied upon because of certain non-cash errors in the Quarterly Reports and that those financial statements (the "Financial Statements") would be restated to make the necessary accounting adjustments.

The financial statements filed for the three month period ended March 30, 2013 and the six month period ended June 29, 2013 contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci International, Inc. (“NeutriSci”) (See Note 4). The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at their stated values which resulted in the Company recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered. In addition, the Company originally accounted for its investment in NeutriSci under the cost method where it has now be determined that the equity method should have been used. The Company expects all amendments and restatements to the Financial Statements affected to be non-cash in nature.

The Company has determined that the restatements of its Financial Statements resulted from a material weakness in its internal control over financial reporting, specifically related to its process and procedures related to the accounting for sale of assets in exchange for non-cash consideration.  More information regarding the Company’s controls and procedures is set forth in Part I, Item 4 of this Form 10-Q.

The necessary accounting adjustments have been made to the Company’s financial statements for the nine month period ended September 28, 2013 presented in this Form 10-Q.

The Company will restate the Financial Statements to correct the errors noted above and file amendments to the previous periods Quarterly Reports with the Securities and Exchange Commission as soon as practicable.  The correction of the errors will restate the previously issued Financial Statements as follows:

Statement of Operations (Unaudited)
For the Three Month Period Ended March 30, 2013
	Previously Reported	Restatement Adjustments	As Restated
Sales	$2,334,566	$-	$2,334,566
Gross profit	672,840	-	672,840
Net income (loss)	$1,468,525	$(2,892,597)	$(1,424,072)

Basic net income (loss) per common share	$0.02	$(0.03)	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.03)	$(0.02)

Statement of Operations (Unaudited)
For the Three Month Period Ended June 29, 2013
	Previously Reported	Restatement Adjustments	As Restated
Sales	$2,706,896	$-	$2,706,896
Gross profit	960,738	-	960,738
Net loss	$(989,722)	$(31,144)	$(1,020,866)

Basic and Diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)

Statement of Operations (Unaudited)
For the Six Month Period Ended June 29, 2013
	Previously Reported	Restatement Adjustments	As Restated
Sales	$5,041,462	$-	$5,041,462
Gross profit	1,633,578	-	1,633,578
Net income (loss)	$478,803	$(2,923,741)	$(2,444,938)

Basic net income (loss) per common share	$0.00	$(0.03)	$(0.03)

Diluted net income (loss) per common share	$0.00	$(0.03)	$(0.03)

Balance Sheet (Unaudited) March 30, 2013
	Previously Reported	Restatement Adjustments	As Restated
Total assets	$10,717,431	$(2,892,597)	$7,824,834
Total liabilities	3,983,157	-	3,983,157
Total stockholder's equity	$6,734,274	$(2,892,597)	$3,841,677

Balance Sheet (Unaudited)
June 29, 2013
	Previously Reported	Restatement Adjustments	As Restated
Total assets	$10,945,473	$(2,923,741)	$8,021,732
Total liabilities	3,753,218	-	3,753,218
Total stockholder's equity	$7,192,255	$(2,923,741)	$4,268,514

Note 3. Nature of Business and Significant Accounting Policies

Nature of business: The Company is a natural products company that discovers, acquires, develops and commercializes proprietary-based ingredient technologies through its business model that utilizes its wholly owned business units, including ingredient technologies, natural product fine chemicals, chemistry and analytical testing services, and product regulatory and safety consulting. The Company provides science-based solutions to the nutritional supplement, food and beverage, animal health, cosmetic and pharmaceutical industries at various terms.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended September 28, 2013 and December 29, 2012 were $10,000 and $450,000, respectively.  Of the allowance amount of $450,000 for the period ended December 29, 2012, $433,000 represents a hold on the receivables placed by a retailer that carried the BluScience consumer product line.  The hold was placed by the retailer as an offset in the event of future returns of the Company's products and the hold was treated as a reduction of revenue. On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci International Inc. (“NeutriSci”) and the related trade accounts receivable including the allowance have been transferred to NeutriSci. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheets is recorded net of valuation allowances of $227,000 and $366,000 for the periods ended September 28, 2013 and December 29, 2012, respectively.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci and related dietary supplements inventory have been transferred to NeutriSci.  The amounts of major classes of inventory as of September 28, 2013 and December 29, 2012 are as follows:

	September 28, 2013	December 29, 2012
Natural product fine chemicals	$1,708,606	$1,614,755
Bulk ingredients	736,092	432,230
Dietary supplements – raw materials	-	401,809
Dietary supplements – work in process	-	465,253
Dietary supplements – finished goods	-	2,657,257
	2,444,698	5,571,304
Less valuation allowance	227,000	366,000
	$2,217,698	$5,205,304

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For the three- and nine-month periods ended September 28, 2013 and September 29, 2012, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- and nine-month periods ended September 28, 2013 and September 29, 2012.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic weighted average common shares outstanding	101,309,939	92,364,418	98,590,008	89,477,758
Warrants and options in the money, net	577,190	5,994,067	312,531	5,908,491
Weighted average common shares outstanding assuming dilution	101,887,129	98,358,485	98,902,539	95,386,249

Total warrants and options that were not “in the money” at September 28, 2013 and September 29, 2012 were 10,775,361 and 15,214,767, respectively.

Long-term investment in affiliate: The Company accounts for its investment in affiliate under the equity method.  The Company records equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a three-month lag, pending on the timely availability of financial information of the investee.  Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, and other adjustments required by the equity method.  The long-term investment in affiliate is subject to a periodic impairment review and is considered to be impaired when a decline in carrying value is judged to be other-than-temporary.  Evidence of a loss in value might include (i) absence of an ability recover the carrying amount of the investment or (ii) inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Note 4.  Sale of Product Line and Investment in Affiliate

On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of the BluScience consumer product line to NeutriSci.  The Company is using the cost recovery method to account for the sale transaction, which is estimated at approximately $3,157,804. The consideration received consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which has been fully paid as of September 28, 2013; (d) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013, which a partial payment of $225,000 was received for the first installment as of September 28, 2013 and an amendment to extend the repayment schedule was executed subsequent to September 28, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share at March 28, 2013.  The transaction documents contain certain equity blockers that preclude the Company’s ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  The Company will continue to generate revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for the Company’s patented pTeroPure pterostilbene.  As of September 28, 2013, the Company did not have any sales to NeutriSci under this supply agreement for pTeroPure pterostilbene.

The Company has applied the equity method of accounting for the 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci and the carrying value, which includes the senior convertible secured note, is reflected as long-term investment in affiliate in the Company’s consolidated balance sheet as of September 28, 2013.  The initial carrying value of this investment recognized, as restated, as of March 28, 2013 was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.    Although, (i) other contemporaneous third party investments in NeutriSci’s Class “A” common shares were $1.00 per share and (ii) the face value of the senior convertible secured note was $2,500,000, management believed that $2,157,804 was the appropriate aggregate carrying value for the investment in affiliate, considering the fact that NeutriSci is a start-up company and has historically recorded significant operating losses.  The Company is unable to determine NeutriSci’s likelihood of repaying the note, and because of this significant uncertainty, the amount of collectability of the senior convertible secured note is not ascertainable.  There is a significant uncertainty in the realization of value of the Series I Preferred Shares as well.  Consequently, management deemed it appropriate to consider that both the 669,708 shares of Series I Preferred Shares and the senior convertible secured note as one long term investment in affiliate.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets transferred has been recovered.  The fair value of the senior secured convertible note was not reliably determinable as the prospective collection of payments was significantly uncertain. Prospective collection of payments under the note will be charged against the carrying value of the long-term investment in affiliate. The below table illustrates how the carrying value was determined.

At March 28, 2013
Assets transferred

Trade receivables, less allowance for returns	$(16,984)
Inventories	3,467,530
Prepaid expenses and other assets	76,131
Total assets transferred	3,526,677

Liabilities transferred
Accounts payable	368,873
Total liabilities transferred	368,873

Total net assets transferred	$3,157,804

Initial monetary consideration received

Cash	$500,000
Non-trade receivable	500,000

Total initial monetary consideration received	$1,000,000

Carrying Value of Long Term Investment in Affiliate	$2,157,804

The Company has elected to record equity method adjustments in gains (losses) on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner.  At such, for the Company’s three- and nine-month periods ended September 28, 2013, the Company is using NeutriSci’s financial statements for the three-month period from April 1, 2013 through June 30, 2013 to record equity method adjustments for the Company’s ownership since March 28, 2013 as these were the most recent available financial information.  As a result, the Company did not record equity method adjustments for the three months ended June 29, 2013.  For the nine months ended September 28, 2013, the Company included only the three months of operating results ending in June 30, 2013 of NeutriSci, corresponding to the three-month lag after closing the investment on March 28, 2013. NeutriSci's financial statements for the period from April 1, 2013 through June 30, 2013 do not cover the three-day period from March 28, 2013 to March 30, 2013, which is also a portion of the Company’s investment period since the Company’s investment started from March 28, 2013.  However, the Company has determined that the amount of any impact to the Company for the three day period not covered was immaterial as NeutriSci did not have any significant transactions.

Unaudited sales, gross profit, net loss of NeutriSci for the three months ended June 30, 2013 and the changes in carrying value and the Company’s ownership percentage through September 28, 2013 are summarized as follows:

	June 30, 2013
Sales	$31,669
Gross profit	12,895
Net loss	$(165,579)

Changes in Carrying Value and Ownership Percentage for ChromaDex Corporation
	Carrying Value	Ownership Percentage
At March 28, 2013	$2,157,804	20.1%

Company's share of NeutriSci's loss through June 30, 2013	(33,281)	-

Proceeds from investment in affiliate	(225,000)	-

At September 28, 2013	$1,899,523	20.1%

The Company's September 28, 2013 ownership percentage presented in the above table is derived using NeutriSci’s financial information through June 30, 2013.

As of September 28, 2013, the Company fully received the $500,000 cash payment that was reflected as non-trade receivable as of March 28, 2013.  During the three months ended September 28, 2013, the Company received a partial payment of $225,000 for the first installment of $416,667 that was due on August 15, 2013 under the senior secured convertible note.

Subsequent to the nine-month period ended September 28, 2013, an amendment to this note was executed in light of NeutriSci’s expected cash flow in the year 2014 and 2015.  The amendment extends the repayment schedule of the outstanding balance with a 6% per annum interest.  The amended repayment schedule is as follows:

Payable on	Amount
December 31, 2013	$34,125
January 31, 2014	201,375
March 31, 2014	281,275
June 30, 2014	270,850
September 30, 2014	273,775
December 31, 2014	275,025
March 31, 2015	286,200
June 30, 2015	282,150
September 30, 2015	278,100
December 31, 2015	274,050

Total	$2,456,925

The senior secured convertible note is secured by the Security Agreement, dated March 28, 2013 entered into between ChromaDex and NeutriSci whereby NeutriSci granted ChromaDex a security interest in substantially all of NeutriSci’s assets, including inventory, to secure its obligations pursuant to the note.  In the event of default, the note can also be convertible into Series I Preferred Shares of NeutriSci at the option of ChromaDex.  Each Series I Preferred Share can be convertible into 4 Class A common shares of NeutriSci.  The conversion price will be (a) $4.00 per Series I Preferred Share prior to a Public Offering (as defined in the note); or (b) the closing price of Series I Preferred Share or four times the closing price of Class A common share on a stock exchange immediately prior to the conversion date.

Under the asset purchase and sale agreement entered into as of March 28, 2013 with the Company, NeutriSci is obligated to file an initial public offering prospectus with a securities commission in Canada no later than January 31, 2014 and to concurrently seek approval of the listing of its common shares on the TSX Venture Exchange or similar stock exchange in Canada.

As of September 28, 2013, the Company has determined that there is no other-than-temporary impairment, as the Company is not aware of any other-than-temporary impairment triggering events or indicators.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

Note 5. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	September 28, 2013	December 29, 2012

Laboratory equipment	$2,570,567	$2,439,688
Leasehold improvements	491,125	403,971
Computer equipment	372,851	363,739
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	99,931	106,080
	3,560,664	3,339,668
Less accumulated depreciation	2,590,909	2,403,242
	$969,755	$936,426

In September 2013, the Company decided to abandon the development of certain modules of the Laboratory Information Management System (or “LIMS”).  In an effort to automate and better track its laboratory services operations, the Company has been trying to implement LIMS since 2008.  From June 2008 through June 2012, the Company has incurred a total cost of $106,080 for the development and implementation of LIMS and this cost has been capitalized as a long term asset in the books, categorized as “Construction in progress.”  The Company did not incur additional costs since June 2012.  The Company decided to abandon certain modules of LIMS as the additional costs expected to complete the development was greater than the anticipated future benefits from the operation efficiency.  The carrying value of these abandoned modules was $68,378 and was recognized as loss from disposal of equipment in general and administrative expenses in the statement of operations for the three and the nine months ended September 28, 2013.

Note 6. Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 5,876,180 at September 28, 2013. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the nine months ended September 28, 2013.

Nine Months Ended September 28, 2013
Volatility	32.78%
Expected dividends	0.00%
Expected term	6.0 years
Risk-free rate	1.48%

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

The following table summarizes service period based stock options activity at September 28, 2013 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	12,202,558	$1.08

Options Granted	715,000	0.75
Options Exercised	(26,038)	0.51
Options Expired	(75,000)	0.50
Options Forfeited	(354,120)	1.21
Outstanding at September 28, 2013	12,462,400	$1.07	7.68	$431,257

Exercisable at September 28, 2013	7,784,724	$1.16	6.88	$283,574

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.81 on the last day of business for the period ended September 28, 2013.  The weighted average fair value of options granted during the three and nine months ended September 28, 2013 was $0.28 and $0.26, respectively.  The weighted average fair value of options granted during the three and nine months ended September 29, 2012 was $0.28 and $0.27, respectively.  The aggregate intrinsic value for options exercised during the three and nine months ended September 28, 2013 was $4,775 and $7,212, respectively.  The aggregate intrinsic value for options exercised during the three and nine months ended September 29, 2012 was $765 for both periods as there were no options exercised during the six months ended June 30, 2012.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at September 28, 2013 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	145,834	$1.59

Options Granted	200,000	0.63
Options Exercised	-	-
Options Expired	-	-
Options Forfeited	(45,834)	1.59
Outstanding at September 28, 2013	300,000	$0.95	8.75	$36,000

Exercisable at September 28, 2013	58,334	$1.59	7.60	$-

The aggregate intrinsic value in the table above are before income taxes, based on the Company’s closing stock price of $0.81 on the last day of business for the period ended September 28, 2013.  The weighted average fair value of options granted during the nine months ended September 28, 2013 was $0.22.  The Company did not grant any performance based stock options during the three months ended September 28, 2013 and the three and nine months ended September 29, 2012.

As of September 28, 2013, there was $1,806,718 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.53 years as of September 28, 2013.  The realized tax benefit from stock options for the nine months ended September 28, 2013, and September 29, 2012 was $0, based on the Company’s full valuation allowance against its deferred tax assets.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at September 28, 2013 and changes during the nine months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 29, 2012	500,000	$0.69

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at September 28, 2013	500,000	$0.69

Expected to Vest as of September 28, 2013	500,000	$0.69

As of September 28, 2013, the Company did not have any unrecognized compensation expense related to restricted stock awards to employees.

For employee share-based compensation, the Company recognized share-based compensation expense of $243,981 and $816,932 in general and administrative expenses in the statement of operations for the three and nine months ended September 28, 2013, respectively.  The Company recognized $455,403 and $1,099,228 in share-based compensation expense for the three and nine months ended September 29, 2012, respectively.

Note 7 Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees at September 28, 2013 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	1,097,300	$1.23

Options Granted	-	-
Options Exercised	(250,000)	0.50
Options Forfeited	-	-
Outstanding at September 28, 2013	847,300	$1.44	5.98	$13,700

Exercisable at September 28, 2013	847,300	$1.44	5.98	$13,700

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $0.81 on the last day of business for the period ended September 28, 2013.  The aggregate intrinsic value for options exercised during the nine months ended September 28, 2013 was $35,000.  There were no options exercised during the three months ended September 28, 2013.  There were no options exercised during the three and nine months ended September 29, 2012.

As of September 28, 2013, the Company did not have any unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for non-employee stock options.

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

During the nine months ended September 28, 2013, the Company awarded an aggregate of 600,000 shares of the Company’s common stock to non-employees.  The Company did not award any shares to non-employees during the three months ended September 28, 2013.  The fair values of the awards were based on the trading price of the Company’s stock on the date of issuance.  The expense the Company recognized for stock awards was $87,322 and $237,571 for the three and nine months ended September 28, 2013, respectively.  As of September 28, 2013, there was $142,953 of total unrecognized compensation expense related to stock awarded to the non-employees.  During the three and nine months ended September 29, 2012, the Company awarded an aggregate of 780,294 and 1,234,851 shares, respectively, and recognized a total expense of $372,721 and $680,897, respectively.

Warrant Awards

During the nine months ended September 28, 2013, the Company recognized an expense of $4,094 for the warrants that were previously awarded during the year ended December 29, 2012.  The Company did not recognize any expense during the three months ended September 28, 2013.  The Company did not award any new warrants during the three and nine months ended September 28, 2013.  As of September 28, 2013, the Company did not have any unrecognized compensation expense related to warrants awarded to the non-employee.

For non-employee share-based compensation, the Company recognized share-based compensation expense of $87,322 and $242,721 in general and administrative expenses in the statement of operations for the three and nine months ended September 28, 2013, respectively. The Company recognized $469,989 and $1,090,689 in share-based compensation expense for the three and nine months ended September 29, 2012, respectively.

Note 8. Warrants

During the nine months ended September 28, 2013, 7,803,564 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $1,638,748 from exercise of these warrants.  These warrants were issued during the year ended January 1, 2011 pursuant to a subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010. There were no warrants exercised during the three months ended September 28, 2013.

In addition, during the three and nine months ended September 28, 2013, 404,047 and 1,718,350 warrants issued during the year 2008 with an exercise price of $3.00 per share expired, respectively.

At September 28, 2013, the following warrants were outstanding and exercisable:

Warrants granted in connection with :	Weighted Average Exercise Prices	Number Outstanding And Exercisable At September 28, 2013	Weighted Average Remaining Contractual Life
2012 Placement agent commission	$0.85	285,000	10.2 months
2012 Non-employee award	$0.75	250,000	9.9 months
	$0.80	535,000	10.0 months

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

•
Retail dietary supplement products segment which consist of the supply of the BluScience line of dietary supplement products containing the Company's proprietary ingredients to various retail distribution channels.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended	Core Standards,		Retail
September 28, 2013	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$2,355,458	$362,749	$-	$-	$2,718,207
Cost of sales	1,794,073	173,947	-	-	1,968,020

Gross profit	561,385	188,802	-	-	750,187

Operating expenses:
Sales and marketing	493,068	12,000	-	-	505,068
General and administrative	-	-	-	1,453,611	1,453,611
Loss from investment in affiliate	-	-	-	33,281	33,281
Operating expenses	493,068	12,000	-	1,486,892	1,991,960

Operating income (loss)	$68,317	$176,802	$-	$(1,486,892)	$(1,241,773)

Three months ended	Core Standards,		Retail
September 29, 2012	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$1,989,910	$-	$1,642,334	$-	$3,632,244
Cost of sales	1,539,118	-	838,873	-	2,377,991

Gross profit	450,792	-	803,461	-	1,254,253

Operating expenses:
Sales and marketing	514,029	-	288,142	-	802,171
General and administrative	-	-	-	1,983,720	1,983,720
Operating expenses	514,029	-	288,142	1,983,720	2,785,891

Operating income (loss)	$(63,237)	$-	$515,319	$(1,983,720)	$(1,531,638)

Nine months ended	Core Standards,		Retail
September 28, 2013	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$7,011,343	$808,610	$(60,285)	$-	$7,759,668
Cost of sales	4,922,469	452,479	955	-	5,375,903

Gross profit (loss)	2,088,874	356,131	(61,240)	-	2,383,765

Operating expenses:
Sales and marketing	1,720,292	14,600	131,159	-	1,866,051
General and administrative	-	-	-	4,155,792	4,155,792
Loss from investment in affiliate	-	-	-	33,281	33,281
Operating expenses	1,720,292	14,600	131,159	4,189,073	6,055,124

Operating income (loss)	$368,582	$341,531	$(192,399)	$(4,189,073)	$(3,671,359)

Nine months ended	Core Standards,		Retail
September 29, 2012	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$5,995,243	$-	$2,092,617	$-	$8,087,860
Cost of sales	4,413,943	-	2,259,184	-	6,673,127

Gross profit (loss)	1,581,300	-	(166,567)	-	1,414,733

Operating expenses:
Sales and marketing	1,525,545	-	3,003,706	-	4,529,251
General and administrative	-	-	-	6,829,359	6,829,359
Operating expenses	1,525,545	-	3,003,706	6,829,359	11,358,610

Operating income (loss)	$55,755	$-	$(3,170,273)	$(6,829,359)	$(9,943,877)

	Core Standards,		Retail
At September 28, 2013	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Total assets	$3,922,531	$206,032	$-	$3,650,124	$7,778,687

At December 29, 2012	Contract Services and	Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Total assets	$3,542,355	$72,573	$4,331,866	$1,087,727	$9,034,521

Note 10. Management’s Plans for Continuing Operations

The Company has incurred a net loss of $3,695,201 for the nine-month period ended September 28, 2013 and an operating loss of $3,671,359 for the nine-month period ended September 28, 2013.  One of the factors that contributed to this loss is share-based compensation expense.  The Company’s share-based compensation expense totaled $1,059,653 for the nine months ended September 28, 2013.  In addition to the stock options granted to employees, the Company has awarded shares of its common stock to non-employees as compensation of the services provided.  Another factor that contributed to the loss is patent related expense.  The Company’s patent related expenses including maintenance expenses totaled $276,362 for the nine months ended September 28, 2013.  The maintenance of the Company’s licensed patents portfolio is critical to the Company’s business model and the Company expects to continue to incur such patent related expenses.  Another factor that contributed to the loss is the investment in additional personnel and marketing expenses to implement its business plan to expand the line of proprietary ingredients.  This has resulted in higher selling and marketing expenses compared to prior years.  Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.  Management’s anticipation of future growth is largely related to the demand of the line of proprietary ingredients offered by the Company.  The Company also incurred an operating loss of $192,399 from the BluScience operations.  Increase in trade accounts receivable allowance for possible future returns was the main reason for the loss from the BluScience operations as the increase in allowance was treated as a reduction of revenue.

Subsequent to the nine-month period ended September 28, 2013, the Company sold an aggregate of 3,529,411 shares of the Company’s common stock at a price per share of $0.85 to certain strategic accredited investors for gross proceeds of $3,000,000 or $2,980,000 after deducting offering costs.  More information regarding this capital raise is set forth in Note 12 Subsequent Events.  The Company anticipates the capital raised from these transactions will be sufficient to implement its current business plan through the end of December, 2014.  However, if the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 11. Income Taxes

At September 28, 2013 and December 29, 2012, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2013, resulting in an effective tax rate of zero for the nine months ended September 28, 2013.

Note 12. Subsequent Events

On October 17, 2013, the Company sold an aggregate of 2,941,176 shares of the Company’s common stock, with gross proceeds to the Company of $2,500,000 to a certain strategic accredited investor pursuant to a subscription agreement. Each share of common stock was sold for a purchase price of $0.85 per share.

On October 18, 2013, the Company sold an aggregate of 588,235 shares of the Company’s common stock, with gross proceeds to the Company of $500,000 to a certain strategic accredited investor pursuant to a subscription agreement. Each share of Common Stock was sold for a purchase price of $0.85 per share on the same terms of the investment made by the strategic accredited investor on October 17, 2013. A cash fee in the amount of $20,000 was paid to a placement agent in connection with this $500,000 investment.

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

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q. The financial statements filed for the three month period ended March 30, 2013 and the six month period ended June 29, 2013 contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci. The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at the stated values of the consideration received for recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the notes received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered. The Company originally accounted for its investment in NeutriSci under the cost method where it has now be determined that the equity method should have been used. The Company expects all amendments and restatements to the Financial Statements affected to be non-cash in nature. The discussion and analysis for the results of operations for the nine months ended September 28, 2013 includes the restated results for the six months ended June 29, 2013.

The Company will restate the Financial Statements to correct the errors noted above and file amendments to the previous periods Quarterly Reports with the Securities and Exchange Commission as soon as practicable.  The correction of the errors will (i) decrease the previously reported earnings by $2,892,597 for the three month period ended March 30, 2013, and (ii) decrease the previously reported earnings by $31,144 and $2,923,741 for the three and the six month periods ended June 29, 2013.  The correction of the errors will also decrease the reported assets and stockholder’s equity by $2,892,597 and $2,923,741 at March 30, 2013 and June 29, 2013, respectively.

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. On December 3, 2012, we acquired Spherix Consulting, Inc., which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of the BluScience consumer product line to NeutriSci.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The discussion and analysis for the results of operations for the nine months ended September 28, 2013 includes the restated results for the six months ended June 29, 2013.

We anticipate that our current cash, cash generated from operations, the capital raised subsequent to the nine-month period ended September 28, 2013 (see Liquidity and Capital Resources below in Item 2 of this Form 10-Q), and the cash payments received and to be received from the sale of the BluScience consumer product line, along with curtailment of certain expenses will be sufficient to meet our projected operating plans through the end of December, 2014.  We may, however, seek additional capital prior to the end of December, 2014, both to meet our projected operating plans through and after December, 2014 and/or to fund our longer term strategic objectives.

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

Some of our operations are subject to regulation by various state and federal agencies.  In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA, FTC and U.S. Department of Agriculture regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Results of Operations

We generated net sales of $7,759,668 for the nine-month period ended September 28, 2013 as compared to $8,087,860 for the nine-month period ended September 29, 2012. We incurred a net loss of $3,695,201 for the nine-month period ended September 28, 2013 as compared with a net loss of $9,963,844 incurred for the nine-month period ended September 29, 2012. This equated to $0.04 loss per basic and diluted share for the nine-month period ended September 28, 2013 as compared with a $0.11 loss per basic and diluted share for the nine-month period ended September 29, 2012.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  The capital raised subsequent to the nine-month period ended September 28, 2013 (see Liquidity and Capital Resources below in Item 2 of this Form 10-Q) will be used to further develop the Company’s novel nutritional ingredients.  We also intend to continue to expand our service capacity through hiring and to implement accreditation and certification programs related to quality initiatives. In addition, we plan to expand our chemical library program and to either establish a Good Manufacturing Practice compliant pilot plant to support small to medium scale production of target compounds or collaborate with a company that has these capabilities. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less promotions, discounts and returns. Net sales decreased by 25% to $2,718,207 for the three-month period ended September 28, 2013 as compared to $3,632,244 for the three-month period ended September 29, 2012.  The core standards, contract services and ingredients segment generated net sales of $2,355,458 for the three-month period ended September 28, 2013.  This is an increase of 18%, compared to $1,989,910 for three-month period ended September 29, 2012.  This increase was largely due to increased sales of proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment did not have any sales for the three-month period ended September 28, 2013 as we sold the BluScience consumer product line to NeutriSci on March 28, 2013.  For the three-month period ended September 29, 2012, the retail dietary supplement products segment generated net sales of $1,642,334.  The scientific and regulatory consulting segment generated net sales of $362,749 for the three-month period ended September 28, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

For the nine-month period ended September 28, 2013, net sales decreased by 4% to $7,759,668 as compared to $8,087,860 for the nine-month period ended September 29, 2012.  The core standards, contract services and ingredients segment generated net sales of $7,011,343 for the nine-month period ended September 28, 2013.  This is an increase of 17%, compared to $5,995,243 for the nine-month period ended September 29, 2012.  This increase was primarily due to increased sales of chemical and analytical testing services as well as our proprietary ingredients and other bulk dietary supplement grade raw materials.  The retail dietary supplement products segment generated negative net sales of $60,285 for the nine-month period ended September 28, 2013.  The gross sales for this segment was $557,111, however, sales deductions for promotions and returns, including additional trade accounts receivable allowance for possible future returns totaled $617,396.  For the nine-month period ended September 29, 2012, the retail dietary supplement products segment generated net sales of $2,092,617.  The gross sales for this segment was $5,401,230, however, sales deductions for promotions and discounts related to the launch of BluScience products to retail distribution channels totaled $3,308,613.  The scientific and regulatory consulting segment generated net sales of $808,610 for the nine-month period ended September 28, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended September 28, 2013 was $1,968,020 as compared with $2,377,991 for the three-month period ended September 29, 2012. As a percentage of net sales, this represented a 7% increase for the three-month period ended September 28, 2013 compared to the three-month period ended September 29, 2012.  The cost of sales as a percentage of net sales for the core standards, contract services and ingredients segment for the three-month period ended September 28, 2013 was 76% compared to 77% for the three-month period ended September 29, 2012.  The retail dietary supplement products segment did not have any cost of sales for the three-month period ended September 28, 2013 as we sold the BluScience product line to NeutriSci on March 28, 2013.  For the three-month period ended September 29, 2012, the cost of sales as a percentage of net sales for the retail dietary supplement products segment was 51%.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended September 28, 2013 was 48%.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Cost of sales for the nine-month period ended September 28, 2013 was $5,375,903 versus $6,673,127 for the nine-month period ended September 29, 2012.  As a percentage of net sales, this represented 13% decrease for the nine-month period ended September 28, 2013 compared to the nine-month period ended September 29, 2012.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the nine-month period ended September 28, 2013 was 70% compared to 74% for the nine-month period ended September 29, 2012.  This percentage decrease in cost of sales is largely due to increased sales of chemical and analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The cost of sales for the retail dietary supplement products segment were greater than net sales for nine-month periods ended September 28, 2013 and September 29, 2012.  This is due to promotions, discounted sales and returns which resulted in substantially lower net sales compared to gross sales.  The costs of sales for the retail dietary supplement products segment for the nine-month periods ended September 28, 2013 and September 29, 2012 were $955 and $2,259,184, respectively, while the net sales were negative $60,285 and $2,092,617, respectively.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the nine-month period ended September 28, 2013 was 56%.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit decreased 40% to $750,187 for the three-month period ended September 28, 2013 from $1,254,253 for the three-month period ended September 29, 2012.  For the core standards, contract services and ingredients segment, our gross profit increased 25% to $561,385 for the three-month period ended September 28, 2013 from $450,792 for the three-month period ended September 29, 2012.  The increased sale of proprietary ingredients and other bulk dietary supplement grade raw materials was the primary reason for the increase in gross profit.  For retail dietary supplement products segment, we did not have any gross profit for the three-month period ended September 28, 2013 as we sold the BluScience product line to NeutriSci on March 28, 2013.  For the three-month period ended September 29, 2012, we had a gross profit of $803,461 for retail dietary supplement products segment.  For the scientific and regulatory consulting segment, we had a gross profit of $188,802 for the three-month period ended September 28, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Our gross profit increased to $2,383,765 for the nine-month period ended September 28, 2013 from $1,414,733 for the nine-month period ended September 29, 2012. For the core standards, contract services and ingredients segment, our gross profit increased 32% to $2,088,874 for the nine-month period ended September 28, 2013 from $1,581,300 for the nine-month period ended September 29, 2012.  The increased sale of analytical testing and contract services was the primary reason for the increase in gross profit.  For the retail dietary supplement products segment, we had a gross loss of $61,240 for the nine-month period ended September 28, 2013 and a gross loss of $166,567 for the nine-month period ended September 29, 2012.  The gross loss for the nine-month period ended September 29, 2012 was due to the sales promotions and sales discounts we offered in relation to the launch of BluScience products.  For the scientific and regulatory consulting segment, we had a gross profit of $356,131 for the nine-month period ended September 28, 2013.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended September 28, 2013 were $505,068 as compared to $802,171 for the three-month period ended September 29, 2012. For the core standards, contract services and ingredients segment, sales and marketing expenses for the three-month period ended September 28, 2013 slightly decreased to $493,068 as compared to $514,029 for the three-month period ended September 29, 2012.  For the retail dietary supplement products segment, we did not have any sales and marketing expenses for the three-month period ended September 28, 2013 as we sold the BluScience product line to NeutriSci on March 28, 2013.  For the three-month period ended September 29, 2012, sales and marketing expenses for the retail dietary supplement products segment were $288,142.  These expenses mainly consisted of co-op advertising expenses with the retailers and expenses related to campaigns to increase public awareness of our retail products.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three-month period ended September 28, 2013 were $12,000.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Sales and marketing expenses for the nine-month period ended September 28, 2013 were $1,866,051 as compared to $4,529,251 for the nine-month period ended September 29, 2012.  For the core standards, contract services and ingredients segment, sales and marketing expenses for the nine-month period ended September 28, 2013 increased to $1,720,292 compared to $1,525,545 for the nine-month period ended September 29, 2012.  This increase was largely due to the production of our new catalog, an increase in staff and increased marketing efforts for our line of proprietary ingredients.  For the retail dietary supplement products segment, sales and marketing expenses for the nine-month period ended September 28, 2013 decreased to $131,159 compared to $3,003,706 for the nine-month period ended September 29, 2012.  During the nine-month period ended September 29, 2012, we conducted a national advertising campaign through television and radio media in support of the launch of the BluScience products.  We did not conduct such an advertising campaign during the nine-month period ended September 28, 2013.  For the scientific and regulatory consulting segment, sales and marketing expenses for the nine-month period ended September 28, 2013 were $14,600.  We did not have the scientific and regulatory consulting segment for the comparable period in 2012.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-and nine-month periods ended September 28, 2013 were $1,453,611 and $4,155,792 as compared to $1,983,720 and $6,829,359 for the three- and nine-month periods ended September 29, 2012.  One of the factors that contributed to this decrease was a decrease in share-based compensation expense.  Our share-based compensation expense for the three- and nine-month periods ended September 29, 2013 were $331,304 and $1,059,653 as compared to $925,393 and $2,189,917 for the three- and nine-month periods ended September 29, 2012. Another factor that contributed to the decrease in general and administrative expenses was a decrease in investor relations expense.  Our investor relations expenses for the three- and nine-month periods ended September 29, 2013 were $58,427 and $174,559 as compared to $302,500 and $907,793 for the three- and nine-month periods ended September 29, 2012.  Another factor that contributed to this decrease was departures of certain officers who were with the Company during the nine-month period ended September 29, 2012.  The Company did not hire new officers to fill the vacated positions.  There were also one time severance expenses incurred due to the terminations of certain officers during the nine-month period ended September 29, 2012.  Severance expenses incurred due to the terminations of certain officers were approximately $671,000.  The Company did not incur such expense in the nine-month period ended September 28, 2013.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts and note receivable. Interest income for the three- and nine-month periods ended September 28, 2013 was $179 and $679 as compared to $469 and $2,725 for the three- and nine-month periods ended September 29, 2012.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three- and nine-month periods ended September 28, 2013 was $8,669 and $24,521 as compared to $6,865 and $22,692 for the three- and nine-month periods ended September 29, 2012.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 28, 2013, was approximately $187,667 as compared to $247,227 for the nine-month period ended September 29, 2012. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the nine-month period ended September 28, 2013, was approximately $16,819 as compared to $11,277 for the nine-month period ended September 29, 2012.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through September 28, 2013, we have incurred aggregate losses of approximately $33.4 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

Subsequent to the nine-month period ended September 28, 2013, the Company sold an aggregate of 3,529,411 shares of the Company’s common stock at a price per share of $0.85 to certain strategic accredited investors for gross proceeds of $3,000,000 or $2,980,000 after deducting offering costs.

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of the BluScience consumer product line to NeutriSci.  The Company is using the cost recovery method to account for the sale transaction, which is estimated at approximately $3,157,804. The consideration received consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale; (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which has been fully paid as of September 28, 2013; (d) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013, which a partial payment of $225,000 was received for the first installment as of September 28, 2013 and an amendment to extend the repayment schedule was executed subsequent to September 28, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share at March 28, 2013.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.

While we anticipate that our current levels of capital, cash generated from operations, the capital raised subsequent to the nine-month period ended September 28, 2013 and the cash payments received and to be received from the sale of the BluScience consumer product line, along with curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of December, 2014, we may seek additional capital prior to December, 2014, both to meet our projected operating plans through and after December, 2014 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2014, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 28, 2013 was approximately $2,173,177 as compared to approximately $9,369,871 for the nine months ended September 29, 2012.  Along with a decrease in accounts payable, an increase in inventories were the largest uses of cash during the nine months ended September 28, 2013.  Net cash used in operating activities for the nine months ended September 29, 2012 largely reflects increase in inventories and trade receivables, along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivables collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $1,038,477 for the nine months ended September 28, 2013, compared to approximately $65,764 used in for the nine months ended September 29, 2012. Net cash provided by investing activities for the nine months ended September 28, 2013 mainly consisted of proceeds from the sale of the BluScience consumer product line.  Net cash used in investing activities for the nine months ended September 29, 2012 mainly consisted of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1,702,124 for the nine months ended September 28, 2013, compared to approximately $10,252,554 for the nine months ended September 29, 2012.  Net cash provided by financing activities for the nine months ended September 28, 2013 mainly consisted of proceeds from the exercise of warrants related to the 2010 private placement.  Net cash provided by financing activities for the nine months ended September 29, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.

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

Off-Balance Sheet Arrangements

During the nine months ended September 28, 2013, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 29, 2012 and filed with the Commission on March 29, 2013.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of September 28, 2013.

The Company is still in the process of analyzing and addressing the material weakness that existed in its internal control over its financial reporting for the quarter ended September 28, 2013. Simultaneously with the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, the Company has filed a Current Report on Form 8-K that addresses in greater detail the nature of the material weakness identified by the Company’s management. The Company will file a full report of management on the registrant's internal control over financial reporting with its Annual Report on Form 10-K for the fiscal year 2013.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Niagen Supply Agreement, made and entered into as of July 9, 2013, between Thorne Research, Inc. and ChromaDex, Inc. (1)
10.2	License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (2)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

(1)	Incorporated by reference to Exhibit 99.1 from the Current Report on Form 8-K filed with the SEC on July 12, 2013.

(2)
A redacted version of this Exhibit is filed herewith.  An unredacted copy of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
                          (Registrant)
Date: November 21, 2013
/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer