Form 10-Q/A
period 2013-03-30
ChromaDex Corp.
filed 2013-12-05
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

CHROMADEX CORPORATION

2013 QUARTERLY REPORT ON FORM 10-Q /A

-i-

Explanatory Note

This Quarterly Report on Form 10-Q/A of ChromaDex Corporation (the “Company”) for the quarterly period ended March 30, 2013 includes restated condensed consolidated balance sheet as of March 30, 2013, condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 30, 2013 and restated notes to such condensed consolidated financial statements.  This restatement is to reflect a correction in the manner in which the Company has accounted for the sale of the BluScience assets to NeutriSci International, Inc. (“NeutriSci”).  The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at their stated values which resulted in the Company recognizing a gain on the sale of the BluScience assets.  Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered.  In addition, the Company originally accounted for its investment in NeutriSci under the cost method and the Company has now determined that the equity method should have been used.  The restatement of the Company’s previously issued condensed consolidated financial statements to reflect its correction in accounting for the sale of BluScience assets to NeutriSci is referred to herein as the “Restatement.”

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2013 (the “Restatement 8-K”), and for detailed financial information with respect to the Restatement, see Note 2 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

The following items of the Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the Restatement:

Part I, Item 1.  Financial Statements;
Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4.  Controls and Procedures; and
Part II, Item 6.  Exhibits

The Company’s Chief Executive Officer and Chief Financial Officer have provided currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2 and 31.3.

This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q in its entirety, except as required to reflect the effects of the Restatement. Except for disclosures affected by the Restatement, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of May 10, 2013 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 29, 2012, including the Restatement 8-K and the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC on March 29, 2013.

-ii-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
March 30, 2013 and December 29, 2012

	March 30, 2013 (Restated, Note 2)	December 29, 2012
Assets

Current Assets
Cash	$966,576	$520,000
Trade receivables, less allowance for doubtful accounts and returns March 30, 2013 $18,000; December 29, 2012 $450,000	986,370	1,940,539
Non-trade receivable	500,000	-
Inventories	1,573,452	5,205,304
Prepaid expenses and other assets	453,198	261,297
Total current assets	4,479,596	7,927,140

Leasehold Improvements and Equipment, net	980,792	936,426

Other Noncurrent Assets
Deposits	35,424	34,773
Long-term investment in affiliate (Note 4)	2,157,804	-
Intangible assets, net	171,218	136,182
Total other noncurrent assets	2,364,446	170,955

Total assets	$7,824,834	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,376,208	$3,428,233
Accrued expenses	789,408	876,158
Current maturities of capital lease obligations	98,841	77,259
Customer deposits and other	314,468	310,267
Deferred rent, current	66,772	71,042
Total current liabilities	3,645,697	4,762,959

Capital lease obligations, less current maturities	218,952	148,374

Deferred rent, less current	118,508	129,859

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding March 30, 2013 96,007,883 and December 29, 2012 92,140,062 shares	96,008	92,140
Additional paid-in capital	34,886,353	33,617,801
Accumulated deficit	(31,140,684)	(29,716,612)
Total stockholders' equity	3,841,677	3,993,329

Total liabilities and stockholders' equity	$7,824,834	$9,034,521

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended March 30, 2013 and March 31, 2012

	March 30, 2013 (Restated, Note 2)	March 31, 2012

Sales	$2,334,566	$1,785,006
Cost of sales	1,661,726	2,389,220

Gross profit (loss)	672,840	(604,214)

Operating expenses:
Sales and marketing	729,424	1,858,662
General and administrative	1,359,901	1,961,912
Operating expenses	2,089,325	3,820,574

Operating loss	(1,416,485)	(4,424,788)

Nonoperating income (expense):
Interest income	204	1,199
Interest expense	(7,791)	(8,264)
Nonoperating expenses	(7,587)	(7,065)

Net loss	$(1,424,072)	$(4,431,853)

Basic and Diluted net loss per common share	$(0.02)	$(0.05)

Basic and Diluted weighted average common shares outstanding	94,626,120	84,706,196

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

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 30, 2013 and March 31, 2012

	March 30, 2013 (Restated, Note 2)	March 31, 2012
Cash Flows From Operating Activities
Net loss	$(1,424,072)	$(4,431,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	79,184	85,422
Amortization of intangibles	4,964	3,391
Share-based compensation expense	351,590	65,987
Loss from disposal of equipment	-	1,879
Changes in operating assets and liabilities:
Trade receivables	971,153	(676,991)
Inventories	164,322	(1,145,295)
Prepaid expenses and other assets	(86,181)	519,481
Accounts payable	(683,152)	816,215
Accrued expenses	(72,190)	101,229
Customer deposits and other	4,201	20,109
Deferred rent	(15,621)	(15,811)
Net cash used in operating activities	(705,802)	(4,656,237)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(7,428)	(4,714)
Purchase of intangible assets	(40,000)	(2,000)
Proceeds from sale of assets	500,000	-
Net cash provided by (used in) investing activities	452,572	(6,714)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	10,070,238
Proceeds from exercise of stock options	6,769	-
Proceeds from exercise of warrants	716,999	-
Principal payments on capital leases	(23,962)	(22,260)
Net cash provided by financing activities	699,806	10,047,978

Net increase in cash	446,576	5,385,027

Cash Beginning of Period	520,000	420,152

Cash Ending of Period	$966,576	$5,805,179

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,791	$8,264

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$116,122	$50,786

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services prior to the period	$14,560	$-
Changes in stock and warrant awards issued for future services	$182,502	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Carrying value of long-term investment in affiliate, net of $500,000 cash proceeds and $500,000 non-trade receivable	$2,157,804	$-

See Notes to Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 30, 2013 and results of operations and cash flows for the three months ended March 30, 2013 and March 31, 2012. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2012 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2013. Operating results for the three months ended March 30, 2013 are not necessarily indicative of the results to be achieved for the full year ending on December 28, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Restatement of Previously Issued Financial Statements

On November 18, 2013, during the review of the interim financial statements, the Company determined that the previously issued financial statements for the three month period and the six month period ending March 30, 2013 and June 29, 2013, respectively, contained in the Company’s Quarterly Reports on Form 10-Q (“ Quarterly Reports”) for the period ended March 30, 2013 (as filed with the Securities and Exchange Commission on May 10, 2013) and June 29, 2013 (as filed with the Securities and Exchange Commission on August 13, 2013), respectively, should no longer be relied upon because of certain non-cash errors in the Quarterly Reports and that those financial statements (the “Financial Statements”) would be restated to make the necessary accounting adjustments.

The financial statements filed for the three month period ended March 30, 2013 and the six month period ended June 29, 2013 contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci International, Inc. (“NeutriSci”) (See Note 4). The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at their stated values which resulted in the Company recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered. In addition, the Company originally accounted for its investment in NeutriSci under the cost method where it has now been determined that the equity method should have been used. The Company expects all amendments and restatements to the Financial Statements affected to be non-cash in nature.

The Company has determined that the restatements of its Financial Statements resulted from a material weakness in its internal control over financial reporting, specifically related to its process and procedures related to the accounting for sale of assets in exchange for non-cash consideration.  More information regarding the Company’s controls and procedures is set forth in Part I, Item 4 of this Form 10-Q/A.

The restatement adjustments to the previously issued financial statements for the three month period ended March 30, 2013 are as follows:

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)
March 30, 2013
	Previously Reported	Restatement Adjustments	As Restated
Assets

Current Assets
Cash	$966,576	$-	$966,576
Trade receivables	986,370	-	986,370
Non-trade receivable	500,000	-	500,000
Note receivable, current	1,210,407	(1,210,407)	-
Inventories	1,573,452	-	1,573,452
Prepaid expenses and other assets	453,198	-	453,198
Total current assets	5,690,003	(1,210,407)	4,479,596

Leasehold Improvements and Equipment, net	980,792	-	980,792

Other Noncurrent Assets
Deposits	35,424	-	35,424
Note receivable, less current	1,161,162	(1,161,162)	-
Long-term equity investment	2,678,832	(2,678,832)	-
Long-term investment in affiliate	-	2,157,804	2,157,804
Intangible assets, net	171,218	-	171,218
Total other noncurrent assets	4,046,636	(1,682,190)	2,364,446

Total assets	$10,717,431	$(2,892,597)	$7,824,834

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,376,208	$-	$2,376,208
Accrued expenses	789,408	-	789,408
Current maturities of capital lease obligations	98,841	-	98,841
Customer deposits and other	314,468	-	314,468
Deferred rent, current	66,772	-	66,772
Total current liabilities	3,645,697	-	3,645,697

Capital lease obligations, less current maturities	218,952	-	218,952

Deferred rent, less current	118,508	-	118,508

Stockholders' Equity
Common stock	96,008	-	96,008
Additional paid-in capital	34,886,353	-	34,886,353
Accumulated deficit	(28,248,087)	(2,892,597)	(31,140,684)
Total stockholders' equity	6,734,274	(2,892,597)	3,841,677

Total liabilities and stockholders' equity	$10,717,431	$(2,892,597)	$7,824,834

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
For the Three Month Period Ended March 30, 2013

	Previously Reported	Restatement Adjustments	As Restated

Sales	$2,334,566	$-	$2,334,566
Cost of sales	1,661,726	-	1,661,726

Gross profit	672,840	-	672,840

Operating expenses:
Sales and marketing	729,424	-	729,424
General and administrative	1,359,901	-	1,359,901
Gain on sale of assets	(2,891,917)	2,891,917	-
Operating expenses	(802,592)	2,891,917	2,089,325

Operating income (loss)	1,475,432	(2,891,917)	(1,416,485)

Nonoperating income (expense):
Interest income	884	(680)	204
Interest expense	(7,791)	-	(7,791)
Nonoperating expenses	(6,907)	(680)	(7,587)

Net income (loss)	1,468,525	(2,892,597)	(1,424,072)

Basic net income (loss) per common share	$0.02	$(0.03)	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	94,626,120	-	94,626,120

Diluted weighted average common shares outstanding	97,924,457	(3,298,337)	94,626,120

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
For the Three Month Period Ended March 30, 2013
	Previously Reported	Restatement Adjustments	As Restated

Cash Flows From Operating Activities
Net income (loss)	$1,468,525	$(2,892,597)	$(1,424,072)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	79,184	-	79,184
Amortization of intangibles	4,964	-	4,964
Share-based compensation expense	351,590	-	351,590
Gain on sale of assets	(2,891,917)	2,891,917	-
Interest added to note receivable	(680)	680	-
Changes in operating assets and liabilities:
Trade receivables	971,153	-	971,153
Inventories	164,322	-	164,322
Prepaid expenses and other assets	(86,181)	-	(86,181)
Accounts payable	(683,152)	-	(683,152)
Accrued expenses	(72,190)	-	(72,190)
Customer deposits and other	4,201	-	4,201
Deferred rent	(15,621)	-	(15,621)
Net cash used in operating activities	(705,802)	-	(705,802)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(7,428)	-	(7,428)
Purchase of intangible assets	(40,000)	-	(40,000)
Proceeds from sale of assets	500,000	-	500,000
Net cash provided by investing activities	452,572	-	452,572

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,769	-	6,769
Proceeds from exercise of warrants	716,999	-	716,999
Principal payments on capital leases	(23,962)	-	(23,962)
Net cash provided by financing activities	699,806	-	699,806

Net increase in cash	446,576	-	446,576

Cash Beginning of Period	520,000	-	520,000

Cash Ending of Period	$966,576	$-	$966,576

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  The allowances for doubtful accounts for the periods ended March 30, 2013 and December 29, 2012 were $18,000 and $450,000, respectively.  Of the allowance amount of $450,000 for the period ended December 29, 2012, $433,000 represents a hold on the receivables placed by a retailer that carried the Company's BluScience retail consumer line.  The hold was placed by the retailer as an offset in the event of future returns of the Company's products and the hold was treated as a reduction of revenue. On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci and the related trade accounts receivable including the allowance have been transferred to NeutriSci. Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For the three-month periods ended March 30, 2013 and March 31, 2012, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- month periods ended March 30, 2013 and March 31, 2012.

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

Note 4.  Sale of Product Line and Investment in Affiliate

On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.  The Company is using the cost recovery method to account for the sale transaction , which  is estimated at approximately $3,157,804. The consideration received consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude  the Company's  ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.   The Company  will continue to generate revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for the Company's patented pTeroPure pterostilbene.  As of March 30, 2013, the Company did not have any sales to NeutriSci under this supply agreement for pTeroPure pterostilbene.

The Company has applied the equity method of accounting for the 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci and the carrying value, which includes the senior convertible secured note, is reflected as long-term investment in affiliate in the Company’s consolidated balance sheet as of March 30, 2013.  The initial carrying value of this investment recognized, as restated, as of March 28, 2013 was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.  Although, (i) other contemporaneous third party investments in NeutriSci’s Class “A” common shares were $1.00 per share and (ii) the face value of the senior convertible secured note was $2,500,000, management believed that $2,157,804 was the appropriate aggregate carrying value for the investment in affiliate, considering the fact that NeutriSci is a start-up company and has historically recorded significant operating losses.  The Company is unable to determine NeutriSci’s likelihood of repaying the note, and because of this significant uncertainty, the amount of collectability of the senior convertible secured note is not ascertainable.  There is a significant uncertainty in the realization of value of the Series I Preferred Shares as well.  Consequently, management deemed it appropriate to consider that both the 669,708 shares of Series I Preferred Shares and the senior convertible secured note as one long term investment in affiliate.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets transferred has been recovered.  Prospective collection of payments under the note will be charged against the carrying value of the long-term investment in affiliate.  The below table illustrates how the carrying value was determined.

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

For the three months ended March 30, 2013, the Company did not record equity method adjustments in gains (losses) on the investment in NeutriSci, as the Company has elected to record equity method adjustments with a three-month lag, as the financial information of NeutriSci was not available in a timely manner. When the financial information is available at a later time, the Company will use NeutriSci’s financial statements for the period beginning on April 1, 2013. This will not cover the three-day period from March 28, 2013 to March 30, 2013, which is also a portion of the Company’s investment period since the Company’s investment started from March 28, 2013. However, the Company has determined that the amount of any impact to the Company for the three day period not covered was immaterial as NeutriSci did not have any significant transactions.

The cash payment of $500,000 that is due no later than 60 days after the closing of the sale is reflected as non-trade receivable in the Company’s consolidated balance sheet as of March 30, 2013.

The senior secured convertible note is secured by the Security Agreement, dated March 28, 2013 entered into between the Company and NeutriSci whereby NeutriSci granted the Company a security interest in substantially all of NeutriSci’s assets, including inventory, to secure its obligations pursuant to the note. In the event of default, the note can also be convertible into Series I Preferred Shares of NeutriSci at the option of ChromaDex. Each Series I Preferred Share can be convertible into 4 Class A common shares of NeutriSci. The conversion price will be (a) $4.00 per Series I Preferred Share prior to a Public Offering (as defined in the note); or (b) the closing price of Series I Preferred Share or four times the closing price of Class A common share on a stock exchange immediately prior to the conversion date.

Under the asset purchase and sale agreement entered into as of March 28, 2013 with the Company, NeutriSci is obligated to file an initial public offering prospectus with a securities commission in Canada no later than September 24, 2013 (or 180 days from the closing date of March 28, 2013) and to concurrently seek approval of the listing of its common shares on the TSX Venture Exchange or similar stock exchange in Canada.

As of March 30, 2013, the Company has determined that there is no other-than-temporary impairment, as the Company is not aware of any other-than-temporary impairment triggering events or indicators. The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

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

Three months ended March 30, 2013	Core Standards,	Retail Dietary Supplement
	Contract Services and	Products segment	Scientific and Regulatory		Total
	Ingredients segment	(Restated, Note 2)	Consulting segment	Other	(Restated, Note 2)

Gross Sales	$2,177,355	$557,111	$245,786	$-	$2,980,252
Discounts and returns	(25,842)	(617,396)	(2,448)	-	(645,686)
Net sales	2,151,513	(60,285)	243,338	-	2,334,566

Cost of sales	1,513,983	955	146,788	-	1,661,726

Gross profit (loss)	637,530	(61,240)	96,550	-	672,840

Operating expenses:
Sales and marketing	596,777	131,159	1,488	-	729,424
General and administrative	-	-	-	1,359,901	1,359,901
Operating expenses	596,777	131,159	1,488	1,359,901	2,089,325

Operating income (loss)	$40,753	$(192,399)	$95,062	$(1,359,901)	$(1,416,485)

Three months ended	Core Standards,	Retail
March 31, 2012	Contract Services and	Dietary Supplement	Scientific and Regulatory
	Ingredients segment	Products segment	Consulting segment	Other	Total

Gross Sales	$1,871,718	$2,179,426	$-	$-	$4,051,144
Promotions, discounts and returns	(16,970)	(2,249,168)	-	-	(2,266,138)
Net sales	1,854,748	(69,742)	-	-	1,785,006

Cost of sales	1,346,622	1,042,598	-	-	2,389,220

Gross profit (loss)	508,126	(1,112,340)	-	-	(604,214)

Operating expenses:
Sales and marketing	474,944	1,383,718	-	-	1,858,662
General and administrative	-	-	-	1,961,912	1,961,912
Operating expenses	474,944	1,383,718	-	1,961,912	3,820,574

Operating income (loss)	$33,182	$(2,496,058)	$-	$(1,961,912)	$(4,424,788)

	Core Standards,	Retail
At March 30, 2013	Contract Services and	Dietary Supplement	Scientific and Regulatory	Other	Total
	Ingredients segment	Products segment	Consulting segment	(Restated, Note 2)	(Restated, Note 2)

Total assets	$3,218,208	$-	$201,898	$4,404,728	$7,824,834

	Core Standards,	Retail
At December 29, 2012	Contract Services and	Dietary Supplement	Scientific and Regulatory
	Ingredients segment	Products segment	Consulting segment	Other	Total

Total assets	$3,542,355	$4,331,866	$72,573	$1,087,727	$9,034,521

Note 10.  Management’s Plans for Continuing Operations

The Company has incurred a net loss of $1,424,072 for the three-month period ended March 30, 2013 and an operating loss of $1,416,485 for the three-month period ended March 30, 2013.  One of the factors that contributed to this loss is share-based compensation expense.   The Company's share-based compensation expense totaled $351,590 for the three months ended March 30, 2013.  In addition to the stock options granted to employees, the Company has been awarding shares of its common stock to non-employees as compensation of the services provided.   The Company also incurred an operating loss of $192,399 from BluScience operations, without the gain on sale of BluScience consumer production line.  Increase in trade accounts receivable allowance for possible future returns was the main reason for the loss from BluScience operations as the increase in allowance was treated as a reduction of revenue.  Another factor that contributed to the loss is the investment in additional personnel and marketing expenses to implement its business plan to expand the line of proprietary ingredients.  This has resulted in higher selling, marketing and patent related expenses compared to prior years.  Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.   Management’s anticipation of future growth is largely related to the demand of the line of proprietary ingredients offered by the Company.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through December, 2013.  In addition, although uncertain , the Company may have prospective collections of up to $1,333,334 from NeutriSci prior to December, 2013 from the sale of BluScience consumer product line .  Also, as of March 30, 2013, the Company has 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $921,749.   There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10− Q/A (the “Form 10− Q/A ”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2013 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10- Q/A relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending December 29, 2012 and filed with the Commission on March 29, 2013 and in future reports the Company files with the Commission. Readers of this Form 10− Q/A should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10- Q/A. The financial statements previously issued for the three month period ended March 30, 2013 that was filed with SEC on May 10, 2013 contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci. The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at the stated values of the consideration received for recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered. The Company originally accounted for its investment in NeutriSci under the cost method where it has now been determined that the equity method should have been used. The Company expects all amendments and restatements to the Financial Statements affected to be non-cash in nature. The discussion and analysis for the results of operations for the three months ended March 30, 2013 gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for the sale of BluScience assets to NeutriSci. More information regarding the Restatement and the impact of the correction of errors is set forth in Part 1, Item 1, Note 2 of this Form 10-Q/A.

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

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP .  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The discussion and analysis for the results of operations for the three months ended March 30, 2013 gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for the sale of BluScience assets to NeutriSci.

By curtailing certain expenditures, we anticipate that our current cash and cash generated from operations and the cash payments received and prospective collections from the sale of BluScience consumer product line (see Liquidity and Capital Resources below in Item 2 of this Quarterly Report on Form 10- Q/A ) will be sufficient to meet our projected operating plans through the end of December, 2013. Also, as of March 30, 2013, the Company has 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, the Company would receive additional proceeds of $921,749.   There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and the Company will not receive any proceeds from any of the outstanding warrants until they are exercised.  We may, however, seek additional capital prior to the end of December, 2013, both to meet our projected operating plans through and after December, 2013 and/or to fund our longer term strategic objectives.

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

Results of Operations

We generated net sales of $2,334,566 for the three-month period ended March 30, 2013 as compared to $1,785,006 for the three-month period ended March 31, 2012. We incurred a net loss of $1, 424,072 for the three-month period ended March 30, 2013 as compared with a net loss of $4,431,853 incurred for the three-month period ended March 31, 2012. This equated to a $0.02 loss per basic and diluted share for the three-month period ended March 30, 2013 as compared with a $0.05 loss per basic and diluted share for the three-month period ended March 31, 2012.

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

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts and note receivable. Interest income for the three-month period ended March 30, 2013 was $ 204 as compared to $1,199 for the three-month period ended March 31, 2012.

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

Liquidity and Capital Resources

From inception and through March 30, 2013, we have incurred aggregate losses of approximately $31.1 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

On March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.   The Company is using the cost and recovery method to account for the sale transaction, which  is estimated at approximately $3,157,804. The consideration received consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale; (d) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude our ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci. In addition, as of March 30, 2013, we had 4,389,281 warrants outstanding with an exercise price of $0.21 per share.  Assuming the full exercise of the outstanding warrants for cash, we would receive additional proceeds of $921,749.  There can be no assurance that the holders of these warrants will exercise any of the outstanding warrants for cash, and we will not receive any proceeds from any of the outstanding warrants until they are exercised for cash.

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

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 30, 2013 was approximately $705,802 as compared to approximately $4,656,237 used in for the three months ended March 31, 2012.  Along with the net loss , a decrease in accounts payable and an increase in prepaid expenses and other assets were the largest uses of cash during the three months ended March 30, 2013.  Net cash used in operating activities for the three months ended March 31, 2012 largely reflects increase in inventories and trade receivables along with the net loss.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of March 30, 2013.

The Company is still in the process of analyzing and addressing the material weakness that existed in its internal control over its financial reporting for the quarter ended March 30, 2013. On November 21, 2013, the Company has filed the Restatement 8-K that addresses in greater detail the nature of the material weakness identified by the Company’s management. The Company will file a full report of management on the registrant's internal control over financial reporting with its Annual Report on Form 10-K for the fiscal year 2013.

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

(1)
This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  Incorporated by reference to Exhibit 10.1 from the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013.

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
Date: December 5, 2013
/s/ THOMAS C. VARVARO Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer