Form 10-Q/A
period 2013-06-29
ChromaDex Corp.
filed 2013-12-05
CIK 1386570

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

CHROMADEX CORPORATION

2013 QUARTERLY REPORT ON FORM 10- Q/A

-i-

Explanatory Note

This Quarterly Report on Form 10-Q/A of ChromaDex Corporation (the “Company”) for the quarterly period ended June 29, 2013 includes restated condensed consolidated balance sheet as of June 29, 2013, condensed consolidated statements of operations for the three and six months ended June 29, 2013, condensed consolidated statement of cash flows for the six months ended June 29, 2013 and restated notes to such condensed consolidated financial statements.  This restatement is to reflect a correction in the manner in which the Company has accounted for the sale of the BluScience assets to NeutriSci International, Inc. (“NeutriSci”).  The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at their stated values which resulted in the Company recognizing a gain on the sale of the BluScience assets.  Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered.  In addition, the Company originally accounted for its investment in NeutriSci under the cost method and the Company has now determined that the equity method should have been used.  The restatement of the Company’s previously issued condensed consolidated financial statements to reflect its correction in accounting for the sale of BluScience assets to NeutriSci is referred to herein as the “Restatement.”

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

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 29, 2012, including the Restatement 8-K, the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC on March 29, 2013 and the Company’s amended Quarterly Report on Form 10-Q/A for the three month period ended March 30, 2013, as filed with the SEC concurrently with this amended Quarterly Report on Form 10-Q/A.

-ii-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 29, 2013 and December 29, 2012

	June 29, 2013 (Restated, Note 2)	December 29, 2012
Assets

Current Assets
Cash	$826,631	$520,000
Trade receivables, less allowance for doubtful accounts and returns June 29, 2013 $17,000; December 29, 2012 $450,000	1,186,529	1,940,539
Non-trade receivable	250,000	-
Inventories	1,944,597	5,205,304
Prepaid expenses and other assets	436,455	261,297
Total current assets	4,644,212	7,927,140

Leasehold Improvements and Equipment, net	1,012,963	936,426

Other Noncurrent Assets
Deposits	41,192	34,773
Long-term investment in affiliate (Note 4)	2,157,804	-
Intangible assets, net	165,561	136,182
Total other noncurrent assets	2,364,557	170,955

Total assets	$8,021,732	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,152,023	$3,428,233
Accrued expenses	711,503	876,158
Current maturities of capital lease obligations	110,382	77,259
Customer deposits and other	336,824	310,267
Deferred rent, current	51,743	71,042
Total current liabilities	3,362,475	4,762,959

Capital lease obligations, less current maturities	238,287	148,374

Deferred rent, less current	152,456	129,859

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding June 29, 2013 100,807,164 and December 29, 2012 92,140,062 shares	100,807	92,140
Additional paid-in capital	36,329,257	33,617,801
Accumulated deficit	(32,161,550)	(29,716,612)
Total stockholders' equity	4,268,514	3,993,329

Total liabilities and stockholders' equity	$8,021,732	$9,034,521

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended June 29, 2013 and June 30, 2012

	June 29, 2013 (Restated, Note 2)	June 30, 2012

Sales	$2,706,896	$2,670,611
Cost of sales	1,746,158	1,905,916

Gross profit	960,738	764,695

Operating expenses:
Sales and marketing	631,559	1,868,418
General and administrative	1,342,280	2,883,728
Operating expenses	1,973,839	4,752,146

Operating loss	(1,013,101)	(3,987,451)

Nonoperating income (expense):
Interest income	296	1,056
Interest expense	(8,061)	(7,562)
Nonoperating expenses	(7,765)	(6,506)

Net loss	$(1,020,866)	$(3,993,957)

Basic and Diluted net loss per common share	$(0.01)	$(0.04)

Basic and Diluted weighted average common shares outstanding	99,833,963	91,362,664

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended June 29, 2013 and June 30, 2012

	June 29, 2013 (Restated, Note 2)	June 30, 2012

Sales	$5,041,462	$4,455,617
Cost of sales	3,407,884	4,295,136

Gross profit	1,633,578	160,481

Operating expenses:
Sales and marketing	1,360,983	3,727,080
General and administrative	2,702,181	4,845,639
Operating expenses	4,063,164	8,572,719

Operating loss	(2,429,586)	(8,412,238)

Nonoperating income (expense):
Interest income	500	2,255
Interest expense	(15,852)	(15,827)
Nonoperating expenses	(15,352)	(13,572)

Net loss	$(2,444,938)	$(8,425,810)

Basic and Diluted net loss per common share	$(0.03)	$(0.10)

Basic and Diluted weighted average common shares outstanding	97,230,043	88,034,429

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

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 29, 2013 and June 30, 2012

	June 29, 2013 (Restated, Note 2)	June 30, 2012

Cash Flows From Operating Activities
Net loss	$(2,444,938)	$(8,425,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	134,325	166,748
Amortization of intangibles	10,621	6,799
Share-based compensation expense	728,349	1,264,524
Loss from disposal of equipment	-	1,879
Changes in operating assets and liabilities:
Trade receivables	770,994	(264,536)
Inventories	(206,824)	(2,348,197)
Prepaid expenses and other assets	(51,010)	369,527
Accounts payable	(907,337)	1,151,141
Accrued expenses	(150,095)	(213,521)
Customer deposits and other	26,557	(30,081)
Deferred rent	3,298	(30,034)
Net cash used in operating activities	(2,086,060)	(8,351,561)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(39,011)	(12,214)
Purchase of intangible assets	(40,000)	(2,000)
Proceeds from sale of assets	750,000	-
Net cash provided by (used in) investing activities	670,989	(14,214)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	10,158,438
Proceeds from exercise of stock options	131,769	-
Proceeds from exercise of warrants	1,638,748	45,000
Principal payments on capital leases	(48,815)	(44,806)
Net cash provided by financing activities	1,721,702	10,158,632

Net increase in cash	306,631	1,792,857

Cash Beginning of Period	520,000	420,152

Cash Ending of Period	$826,631	$2,213,009

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,852	$15,827

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$171,851	$50,786

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services prior to the period	$14,560	$-
Changes in stock and warrant awards issued for future services	$206,697	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Carrying value of long-term investment in affiliate, net of $750,000 cash proceeds and $250,000 non-trade receivable	$2,157,804	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1.  Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company's financial position as of June 29, 2013 and results of operations and cash flows for the three and six months ended June 29, 2013 and June 30, 2012. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 29, 2012 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2013. Operating results for the six months ended June 29, 2013 are not necessarily indicative of the results to be achieved for the full year ending on December 28, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2.  Restatement of Previously Issued Financial Statements

On November 18, 2013, during the review of the interim financial statements, the Company determined that the previously issued financial statements for the three month period and the six month period ending March 30, 2013 and June 29, 2013, respectively, contained in the Company’s Quarterly Reports on Form 10-Q (“ Quarterly Reports”) for the period ended March 30, 2013 (as filed with the Securities and Exchange Commission on May 10, 2013) and June 29, 2013 (as filed with the Securities and Exchange Commission on August 13, 2013), respectively, should no longer be relied upon certain non-cash errors in the Quarterly Reports and that those financial statements (the “Financial Statements”) would be restated to make the necessary accounting adjustments .

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

The restatement adjustments to the previously issued financial statements for the six month period ended June 29, 2013 are as follows:

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)
June 29, 2013
	Previously Reported	Restatement Adjustments	As Restated
Assets

Current Assets
Cash	$826,631	$-	$826,631
Trade receivables	1,186,529	-	1,186,529
Non-trade receivable	250,000	-	250,000
Note receivable, current	1,623,508	(1,623,508)	-
Inventories	1,944,597	-	1,944,597
Prepaid expenses and other assets	436,455	-	436,455
Total current assets	6,267,720	(1,623,508)	4,644,212

Leasehold Improvements and Equipment, net	1,012,963	-	1,012,963

Other Noncurrent Assets
Deposits	41,192	-	41,192
Note receivable, less current	779,205	(779,205)	-
Long-term equity investment	2,678,832	(2,678,832)	-
Long-term investment in affiliate	-	2,157,804	2,157,804
Intangible assets, net	165,561	-	165,561
Total other noncurrent assets	3,664,790	(1,300,233)	2,364,557

Total assets	$10,945,473	$(2,923,741)	$8,021,732

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,152,023	$-	$2,152,023
Accrued expenses	711,503	-	711,503
Current maturities of capital lease obligations	110,382	-	110,382
Customer deposits and other	336,824	-	336,824
Deferred rent, current	51,743	-	51,743
Total current liabilities	3,362,475	-	3,362,475

Capital lease obligations, less current maturities	238,287	-	238,287

Deferred rent, less current	152,456	-	152,456

Stockholders' Equity
Common stock	100,807	-	100,807
Additional paid-in capital	36,329,257	-	36,329,257
Accumulated deficit	(29,237,809)	(2,923,741)	(32,161,550)
Total stockholders' equity	7,192,255	(2,923,741)	4,268,514

Total liabilities and stockholders' equity	$10,945,473	$(2,923,741)	$8,021,732

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
For the Three Month Periods Ended June 29, 2013

	Previously Reported	Restatement Adjustments	As Restated

Sales	$2,706,896	$-	$2,706,896
Cost of sales	1,746,158	-	1,746,158

Gross profit	960,738	-	960,738

Operating expenses:
Sales and marketing	631,559	-	631,559
General and administrative	1,342,280	-	1,342,280
Operating expenses	1,973,839	-	1,973,839

Operating loss	(1,013,101)	-	(1,013,101)

Nonoperating income (expense):
Interest income	31,440	(31,144)	296
Interest expense	(8,061)	-	(8,061)
Nonoperating income (expenses)	23,379	(31,144)	(7,765)

Net loss	$(989,722)	$(31,144)	$(1,020,866)

Basic and Diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted weighted average common shares outstanding	99,833,963	-	99,833,963

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
For the Six Month Period Ended June 29, 2013

	Previously Reported	Restatement Adjustments	As Restated

Sales	$5,041,462	$-	$5,041,462
Cost of sales	3,407,884	-	3,407,884

Gross profit	1,633,578	-	1,633,578

Operating expenses:
Sales and marketing	1,360,983	-	1,360,983
General and administrative	2,702,181	-	2,702,181
Gain on sale of assets	(2,891,917)	2,891,917	-
Operating expenses	1,171,247	2,891,917	4,063,164

Operating income (loss)	462,331	(2,891,917)	(2,429,586)

Nonoperating income (expense):
Interest income	32,324	(31,824)	500
Interest expense	(15,852)	-	(15,852)
Nonoperating income (expenses)	16,472	(31,824)	(15,352)

Net income (loss)	$478,803	$(2,923,741)	$(2,444,938)

Basic net income (loss) per common share	$0.00	$(0.03)	$(0.03)

Diluted net income (loss) per common share	$0.00	$(0.03)	$(0.03)

Basic weighted average common shares outstanding	97,230,043	-	97,230,043

Diluted weighted average common shares outstanding	97,486,066	(256,023)	97,230,043

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
For the Six Month Period Ended June 29, 2013

	Previously Reported	Restatement Adjustments	As Restated

Cash Flows From Operating Activities
Net income (loss)	$478,803	$(2,923,741)	$(2,444,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	134,325	-	134,325
Amortization of intangibles	10,621	-	10,621
Share-based compensation expense	728,349	-	728,349
Gain on sale of assets	(2,891,917)	2,891,917	-
Interest added to note receivable	(31,824)	31,824	-
Changes in operating assets and liabilities:		-
Trade receivables	770,994	-	770,994
Inventories	(206,824)	-	(206,824)
Prepaid expenses and other assets	(51,010)	-	(51,010)
Accounts payable	(907,337)	-	(907,337)
Accrued expenses	(150,095)	-	(150,095)
Customer deposits and other	26,557	-	26,557
Deferred rent	3,298	-	3,298
Net cash used in operating activities	(2,086,060)	-	(2,086,060)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(39,011)	-	(39,011)
Purchase of intangible assets	(40,000)	-	(40,000)
Proceeds from sale of assets	750,000	-	750,000
Net cash provided by investing activities	670,989	-	670,989

Cash Flows From Financing Activities
Proceeds from exercise of stock options	131,769	-	131,769
Proceeds from exercise of warrants	1,638,748	-	1,638,748
Principal payments on capital leases	(48,815)	-	(48,815)
Net cash provided by financing activities	1,721,702	-	1,721,702

Net increase in cash	306,631	-	306,631

Cash Beginning of Period	520,000	-	520,000

Cash Ending of Period	$826,631	$-	$826,631

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

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options and warrants for all periods.   For the three- and six-month periods ended June 29, 2013 and June 30, 2012 , the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive due to the net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three- and six-month periods ended June 29, 2013 and June 30, 2012.

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

Note 4.  Sale of Product Line and Investment in Affiliate

On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.   The Company is using the cost recovery method to account for the sale transaction, which  is estimated at approximately $ 3,157,804. The consideration received consists of following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which $250,000 was paid as of June 29, 2013 and an additional $200,000 was paid on July 12, 2013; (d) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock as described below) payable in quarterly installments of $416,667 beginning August 15, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share.  The transaction documents contain certain equity blockers that preclude the Company's ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.   The Company  will continue to generate revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for the Company's patented pTeroPure pterostilbene.  As of June 29, 2013, the Company did not have any sales to NeutriSci under this supply agreement for pTeroPure pterostilbene.

The Company has applied the equity method of accounting for the 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci and the carrying value, which includes the senior convertible secured note, is reflected as long-term investment in affiliate in the Company’s consolidated balance sheet as of June 29, 2013.  The initial carrying value of this investment recognized, as restated, as of March 28, 2013 was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.  Although, (i) other contemporaneous third party investments in NeutriSci’s Class “A” common shares were $1.00 per share and (ii) the face value of the senior convertible secured note was $2,500,000, management believed that $2,157,804 was the appropriate aggregate carrying value for the investment in affiliate, considering the fact that NeutriSci is a start-up company and has historically recorded significant operating losses.  The Company is unable to determine NeutriSci’s likelihood of repaying the note, and because of this significant uncertainty, the amount of collectability of the senior convertible secured note is not ascertainable.  There is a significant uncertainty in the realization of value of the Series I Preferred Shares as well.  Consequently, management deemed it appropriate to consider that both the 669,708 shares of Series I Preferred Shares and the senior convertible secured note as one long term investment in affiliate.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets transferred has been recovered.  Prospective collection of payments under the note will be charged against the carrying value of the long-term investment in affiliate.  The below table illustrates how the carrying value was determined.

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

The Company has elected to record equity method adjustments in gains (losses) on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner. At such, for the Company’s three- and six-month periods ended June 29, 2013, the Company did not record equity method adjustments corresponding to the three-month lag after closing the investment on March 28, 2013. When the financial information is available at a later time, the Company will use NeutriSci’s financial statements for the period beginning on April 1, 2013. This will not cover the three-day period from March 28, 2013 to March 30, 2013, which is also a portion of the Company’s investment period since the Company’s investment started from March 28, 2013. However, the Company has determined that the amount of any impact to the Company for the three day period not covered was immaterial as NeutriSci did not have any significant transactions.

As of June 29, 2013, $250,000 cash payment remained unpaid and this amount is reflected as non-trade receivable in the Company's consolidated balance sheet as of June 29, 2013. Of this unpaid amount, a partial payment of $200,000 was received on July 12, 2013.

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

As of June 29, 2013, the Company has determined that there is no other-than-temporary impairment, as the Company is not aware of any other-than-temporary impairment triggering events or indicators.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

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

Three months ended	Core Standards,		Retail
June 29, 2013	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$2,504,372	$202,524	$-	$-	$2,706,896
Cost of sales	1,614,413	131,745	-	-	1,746,158

Gross profit	889,959	70,779	-	-	960,738

Operating expenses:
Sales and marketing	630,447	1,112	-	-	631,559
General and administrative	-	-	-	1,342,280	1,342,280
Operating expenses	630,447	1,112	-	1,342,280	1,973,839

Operating income (loss)	$259,512	$69,667	$-	$(1,342,280)	$(1,013,101)

Three months ended	Core Standards,		Retail
June 30, 2012	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$2,150,585	$-	$520,026	$-	$2,670,611
Cost of sales	1,528,203	-	377,713	-	1,905,916

Gross profit	622,382	-	142,313	-	764,695

Operating expenses:
Sales and marketing	536,572	-	1,331,846	-	1,868,418
General and administrative	-	-	-	2,883,728	2,883,728
Operating expenses	536,572	-	1,331,846	2,883,728	4,752,146

Operating income (loss)	$85,810	$-	$(1,189,533)	$(2,883,728)	$(3,987,451)

Six months ended June 29, 2013	Core Standards,		Retail Dietary Supplement
	Contract Services and	Scientific and Regulatory	Products segment		Total
	Ingredients segment	Consulting segment	(Restated, Note 2)	Other	(Restated, Note 2)

Net sales	$4,655,885	$445,862	$(60,285)	$-	$5,041,462
Cost of sales	3,128,396	278,533	955	-	3,407,884

Gross profit (loss)	1,527,489	167,329	(61,240)	-	1,633,578

Operating expenses:
Sales and marketing	1,227,224	2,600	131,159	-	1,360,983
General and administrative	-	-	-	2,702,181	2,702,181
Operating expenses	1,227,224	2,600	131,159	2,702,181	4,063,164

Operating income (loss)	$300,265	$164,729	$(192,399)	$(2,702,181)	$(2,429,586)

Six months ended	Core Standards,		Retail
June 30, 2012	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$4,005,333	$-	$450,284	$-	$4,455,617
Cost of sales	2,874,825	-	1,420,311	-	4,295,136

Gross profit (loss)	1,130,508	-	(970,027)	-	160,481

Operating expenses:
Sales and marketing	1,011,516	-	2,715,564	-	3,727,080
General and administrative	-	-	-	4,845,639	4,845,639
Operating expenses	1,011,516	-	2,715,564	4,845,639	8,572,719

Operating income (loss)	$118,992	$-	$(3,685,591)	$(4,845,639)	$(8,412,238)

At June 29, 2013	Core Standards,		Retail
	Contract Services and	Scientific and Regulatory	Dietary Supplement	Other	Total
	Ingredients segment	Consulting segment	Products segment	(Restated, Note 2)	(Restated, Note 2)

Total assets	$3,924,625	$95,584	$-	$4,001,523	$8,021,732

At December 29, 2012	Core Standards,		Retail
	Contract Services and	Scientific and Regulatory	Dietary Supplement
	Ingredients segment	Consulting segment	Products segment	Other	Total

Total assets	$3,542,355	$72,573	$4,331,866	$1,087,727	$9,034,521

Note 10.  Management’s Plans for Continuing Operations

The Company has incurred a net loss of $2,444,938 for the six-month period ended June 29, 2013 and  an operating loss of $2,429,586 for the six-month period ended June 29, 2013.  One of the factors that contributed to this loss is share-based compensation expense.   The Company's share-based compensation expense totaled $728,349 for the six months ended June 29, 2013.  In addition to the stock options granted to employees, the Company has been awarding shares of its common stock to non-employees as compensation of the services provided.  Another factor that contributed to the loss is the investment in additional personnel and marketing expenses to implement its business plan to expand the line of proprietary ingredients.  This has resulted in higher selling, marketing and patent related expenses compared to prior years.  Management has also implemented additional strategic operational structure changes, which it believes, will allow the Company to achieve profitability with future growth without incurring significant additional overhead costs.  Management’s anticipation of future growth is largely related to the demand of the line of proprietary ingredients offered by the Company.   The Company also incurred an operating loss of $192,399 from BluScience operations, without the gain on sale of BluScience consumer production line.  Increase in trade accounts receivable allowance for possible future returns was the main reason for the loss from BluScience operations as the increase in allowance was treated as a reduction of revenue.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through December, 2013.  In addition, on July 12, 2013, the Company received a partial payment of $200,000 from NeutriSci from the sale of BluScience consumer product line and may have prospective collections up to $883,334 from NeutriSci prior to December, 2013.

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

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10- Q/A . The financial statements previously issued for the three month period ended March 30, 2013 and six month period ended June 29, 2013, which were filed with SEC on May 10, 2013 and August 13, 2013, respectively, contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci. The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at the stated values of the consideration received for recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the note received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered. The Company originally accounted for its investment in NeutriSci under the cost method where it has now been determined that the equity method should have been used. The Company expects all amendments and restatements to the Financial Statements affected to be non-cash in nature. The discussion and analysis for the results of operations for the six months ended June 29, 2013 gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for the sale of BluScience assets to NeutriSci. More information regarding the Restatement and the impact of the correction of errors is set forth in Part 1, Item 1, Note 2 of this Form 10-Q/A.

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

The discussion and analysis for the results of operations for the three and six months ended June 29, 2013 gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for the sale of BluScience assets to NeutriSci.

By curtailing certain expenditures, we anticipate that our current cash and cash generated from operations and the cash payment of $200,000 received from NeutriSci on July 12, 2013 from the sale of BluScience consumer product line and prospective collections up to $883,334 from NeutriSci prior to December, 2013 (see Liquidity and Capital Resources below in Item 2 of this Quarterly Report on Form 10- Q/A ) will be sufficient to meet our projected operating plans through the end of December, 2013.  We may, however, seek additional capital prior to the end of December, 2013, both to meet our projected operating plans through and after December, 2013 and/or to fund our longer term strategic objectives.

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

Results of Operations

We generated net sales of $5,041,462 for the six-month period ended June 29, 2013 as compared to $4,455,617 for the six-month period ended June 30, 2012. We incurred a net loss of $2,444,938 for the six-month period ended June 29, 2013 as compared with a net loss of $8,425,810 incurred for the six-month period ended June 30, 2012. This equated to a $0.03 loss per basic and diluted share for the six-month period ended June 29, 2013 as compared with a $0.10 loss per basic and diluted share for the six-month period ended June 30, 2012.

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

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts and note receivable. Interest income for the three- and six-month periods ended June 29, 2013 was $ 296 and $ 500 as compared to $1,056 and $2,255 for the three- and six-month periods ended June 30, 2012.

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

Liquidity and Capital Resources

From inception and through June 29, 2013, we have incurred aggregate losses of approximately $32.2 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering

Our Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product or service expansion plans. Any inability to raise additional financing would have a material adverse effect on us.

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

While we anticipate that our current levels of capital, cash generated from operations and the cash payments received and prospective collections from the sale of BluScience consumer product line, along with curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of December, 2013, we may seek additional capital prior to December, 2013, both to meet our projected operating plans through and after December, 2013 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December, 2013, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 29, 2013 was approximately $2,086,060 as compared to approximately $8,351,561 for the six months ended June 30, 2012.  Along with the net loss , a decrease in accounts payable and an increase in inventories were the largest uses of cash during the six months ended June 29, 2013.  Net cash used in operating activities for the six months ended June 30, 2012 largely reflects increase in inventories along with the net loss.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 29, 2013.

The Company is still in the process of analyzing and addressing the material weakness that existed in its internal control over its financial reporting for the quarter ended June 29, 2013. On November 21, 2013, the Company has filed the Restatement 8-K that addresses in greater detail the nature of the material weakness identified by the Company’s management. The Company will file a full report of management on the registrant's internal control over financial reporting with its Annual Report on Form 10-K for the fiscal year 2013.

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