Form 10-K
period 2013-12-28
ChromaDex Corp.
filed 2014-03-27
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  [X]

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X]

As of June 29, 2013, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $47,056,942.
Number of shares of common stock of the registrant outstanding as of March 26, 2014: 106,149,101

DOCUMENTS INCORPORATED BY REFERENCE                                                                                                             None.

-i-

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events. When used in this Form 10-K the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements.  Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, sales and marketing strategy and capital outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statement of historical fact nor guarantees of assurance of future performance.  We caution you therefore against relying on any of these forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Item 1.                                Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Chromadex Analytics, Inc. and Spherix Consulting, Inc. (“Spherix”).  ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) supplies phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, technical consulting and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry.   On December 3, 2012, we acquired Spherix, which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeropure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci International Inc. (“NeutriSci”) and consummated the sale of the BluScience consumer product line to NeutriSci. For the fiscal years ended December 28, 2013 and December 29, 2012, our revenues were $10,160,964 and $11,610,494, respectively.

We are a leading provider of research and quality-control products and services to the natural products industry. Customers worldwide in the dietary supplement, food and beverage, cosmetic and pharmaceutical industries use our products, which are small quantities of highly-characterized, research-grade, plant-based materials, to ensure the quality of their raw materials and finished products.  Customers also use our analytical chemistry services to support their quality assurance activities, primarily to ensure the identity, potency and safety of their consumer products. We have conducted this core business since 1999.

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

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pterostilbene, is marketed and sold under our brand name, pTeroPure. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects. We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, the pharmaceutical market. We believe that we have opportunities in the skin care market and we will continue to investigate developing these opportunities internally or through third party partners.

Another one of these proprietary compounds is nicotinamide riboside (“NR”) for which our brand name is NIAGEN.  NR is found naturally in trace amounts in milk and other foods and is the “no-flush” version of the B vitamin known as niacin.  The potential beneficial effects of NR in humans include increased anti-aging, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to NAD+ in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

With the addition of Spherix, we now provide our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  We believe the addition of Spherix will complement and expand our leadership in reference standards and services business.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

Company Background

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000.  On April 23, 2003, ChromaDex Inc. acquired the research and development group of a competing natural product company called Napro Biotherapeutics located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named Chromadex Analytics, Inc., a Nevada corporation.  On December 3, 2012, ChromaDex Inc. acquired a scientific and regulatory consulting company called Spherix Consulting Inc. located in the greater Washington D.C. area and Spherix Consulting Inc. became a wholly-owned subsidiary of ChromaDex, Inc.

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

•
Expansion and growth of the core business: We intend to continue to expand our phytochemical standards offerings, which is the core of our business. Currently, we have approximately 4,500 defined standards. We expect to add about 500 new standards each year for the foreseeable future.

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

Overview of our Products and Services

We are headquartered in Irvine, California, and our analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics operates a facility with 13,000 square feet of laboratory and office space. While we perform many of the contract services and research for our clients, Chromadex Analytics manufactures certain phytochemical reference standards, provides research and development, all analytical services and laboratory support for ChromaDex. Since 2003, we have invested in excess of $2.5 million in laboratory equipment, and we currently have personnel possessing over 150 years of combined pharmaceutical and natural products chemistry experience.

We have recently acquired Spherix, located in the greater Washington D.C. area.  Spherix provides its clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.

Current products and services provided are:

•
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

•
Consulting services. We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support.  With the addition of Spherix, we now can provide and are now offering product regulatory approval and scientific advisory services.

•
Process development. Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We can assist customers in creating processes for cost-effective manufacturing of natural products, using “green chemistry.”

Products and services in development:

•
Nicotinamide riboside. We are working to develop and conduct additional clinical trials to reinforce the health benefits associated with nicotinamide riboside.  Nicotinamide riboside, a recently discovered vitamin found naturally in milk, is a more potent version of the more commonly known niacin (vitamin B3).  Nicotinamide riboside has shown promise for improving cardiovascular health, glucose levels and cognitive function and has demonstrated evidence of anti-aging effects.

•
Pterostilbene and caffeine co-crystal.  We are working to develop and conduct additional clinical trials to reinforce the benefits of the co-crystal ingredient comprised of caffeine and pterostilbene.  The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine.  With this ingredient, formulators of energy products may have the ability to reduce the total amount of caffeine in their products by as much as 50% without sacrificing consumers’ expectations from such products.

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

Sales and Marketing Strategy

Our sales platform for the ingredients, core reference standards and analytical service business is based on a direct, inside technical sales model. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operates out of our Irvine, California office and performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. It also has customer service responsibilities. We plan to add outside field sales representatives in the future as needed. All sales staff is compensated based on a uniform basic pay model based on salary and performance-based bonus.

Spherix, operating out of Rockville, Maryland, generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals.  Our sales staff for the ingredients, reference standards and analytical service business in Irvine, California will also generate leads for Spherix.

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

International:

For our core reference standards business, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.  Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

•	Europe (LGC Limited)

•	South America (JMC, Inc.)

•	Korea (Dong Myung Scientific Co.)

•	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or groups of countries:

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

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

In addition, the acquisition of Spherix has enabled us to be a premier provider of product regulatory approval and scientific advisory services.  We can now provide our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

We believe we are now in a position to expand this aspect of our business and, more importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with our standards and services businesses.

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates. By selecting the most promising ingredients from this market-based screening model, which is grounded in primary research performed by leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pterostilbene, is marketed and sold under our brand name, pTeroPure. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to additional benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects. We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, possibly the pharmaceutical markets with it. We believe that we have opportunities in the skin care market and we will continue to  investigate developing  these opportunities internally or through third party partners.

Another proprietary compound is nicotinamide riboside (“NR”), for which our brand name for this compound is NIAGEN.  NR is found naturally in trace amounts in milk and other foods and is the “no-flush” version of the B vitamin known as niacin.  The potential beneficial effects of NR in humans include increased anti-aging, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to NAD+ in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

We continue to identify and in-license novel, proprietary compounds with significant potential health benefits.  Among these next generation compounds are pterostilbene and caffeine co-crystal, which allows formulators of energy products to reduce the amount of caffeine in their products, and anthocyanins, which are compounds responsible for the dark pigment found in certain berries and flowers.  Like pTeroPure and NIAGEN, these compounds also have potential in multiple markets.

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

FDA Regulation

Dietary supplements are subject to FDA regulations.  For example, the FDA’s final rule on GMPs for dietary supplements published in June 2007 requires companies to evaluate products for identity, strength, purity and composition.  These regulations in some cases, particularly for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety.  In addition, depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act, or FDCA, can regulate:

•	product testing;

•	product labeling;

•	product manufacturing and storage;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

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

In addition, The National Advertising Division of the Council of Better Business Bureaus (the “NAD”) reviews national advertising for truthfulness and accuracy. The NAD uses a form of alternative dispute resolution, working closely with in-house counsel, marketing executives, research and development departments and outside consultants to decide whether claims have been substantiated.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. We currently have existing patents for products such as pterostilbene methods of use for lowering cholesterol, nicotinamide riboside methods, and anthocyanin production that require additional capital for product development, commercialization and marketing.

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

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	2/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/2025	Licensed from The Research Foundation of State University of New York
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/3/2025	Licensed from Washington University
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College
8,227,510	Combine use of pterostilbene and quercetin for the production of cancer treatment medicaments	7/19/2005	7/24/2012	7/19/2025	Licensed from Green Molecular S.L.
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	2/1/2032	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College

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

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization, or “ISO,” and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.

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

Research and Development

We have successfully conducted a clinical trial, together with the University of Mississippi, on our proprietary compound pterostilbene for its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement, animal health and, if clinical results are favorable, possibly the pharmaceutical markets as well.  We also have completed a study on our proprietary compound pterostilbene with caffeine co-crystal.  The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine.  We anticipate conducting additional clinical trials on other compounds in our pipeline, including on nicotinamide riboside, to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

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

Employees

As of December 28, 2013, ChromaDex (including Chromadex Analytics and Spherix Consulting, Inc.) had 69 employees, 63 of whom were full-time and 6 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to our Company and our Business

We have a history of operating losses and we may need additional financing to meet our future long-term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $4,420,000 for the year ended December 28, 2013 and a net loss of approximately $11,662,000 for the year ended December 29, 2012. As of December 28, 2013, our accumulated deficit was approximately $34,136,000. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through March, 2015, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to implement our operating plan through March, 2015. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

•	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

•	unanticipated general and administrative expenses.

As a result of these factors, we may seek to raise additional capital prior to March, 2015 both to meet our projected operating plans after March, 2015 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Decline in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including disruptions in the credit markets and the impact of the global economic deterioration may materially impact our customers and other parties with whom we do business. These conditions could negatively affect our future sales of our ingredient line as many consumers consider the purchase of nutritional products discretionary. Decline in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

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

The prosecution and enforcement of patents licensed to us by third parties are not within our control.  Without these technologies, our product may not be successful and our business would be harmed if the patents were infringed on or misappropriated without action by such third parties.

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

Risks Related to the Securities Markets and Ownership of our Equity Securities

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	our operating results are below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

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

Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013, based upon the material weakness described below.  During our review of the interim financial statements for the three and nine months ended September 28, 2013, the Company determined that the financial statements filed for the three month period ended March 30, 2013 and the six month period ended June 29, 2013 (the “Financial Statements”) contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci. The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at the face value of the assets for recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the notes received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered.  The Company originally accounted for its investment in NeutriSci under the Cost method where it has now been determined that the equity method should have been used. All amendments and restatements to the Financial Statements affected were non-cash in nature.

The Company has determined that the restatements of its Financial Statements resulted from a material weakness in its internal control over financial reporting, specifically related to its process and procedures related to the accounting for sale of assets in exchange for non-cash consideration. The Company has developed a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in asset sales and its treatment of equity method investments. The Company will also seek, when necessary, the counsel of experts in accounting on future unusual and non-recurring transactions.

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

We have a significant number of outstanding options, and future sales of these shares could adversely affect the market price of our common stock.

As of December 28, 2013, we had outstanding options exercisable for an aggregate of 13,160,955 shares of common stock at a weighted average exercise price of $1.08 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.                                Properties

As of December 28, 2013, we lease approximately 15,000 square feet of office space in Irvine, California with seven years remaining on the lease, approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with three years remaining on the lease, and approximately 1,700 square feet of office space in Rockville, Maryland with two years remaining on the lease.  We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado.  We do not own any real estate.  For the year ended December 28, 2013, our total annual rental expense was approximately $519,000.

Item 3.                                Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.  The Company from time to time is involved in legal proceedings in the ordinary course of our business, which can include employment claims, product claim, patent infringement, etc. We do not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

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

Fiscal Year Ending December 28, 2013
Quarter Ended	High	Low
December 28, 2013	$1.58	$0.78
September 28, 2013	$0.95	$0.68
June 29, 2013	$0.86	$0.61
March 30, 2013	$0.80	$0.50

Fiscal Year Ending December 29, 2012
Quarter Ended	High	Low
December 29, 2012	$0.88	$0.54
September 29, 2012	$1.17	$0.56
June 30, 2012	$0.71	$0.44
March 31, 2012	$1.08	$0.55

On March 20, 2014, the closing bid quotation was $1.97.

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

Holders of Our Common Stock

As of March 20, 2014, we had approximately 83 registered holders of record of our common stock.

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

Overview

We supply phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. On December 3, 2012, we acquired Spherix, which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, we launched the BluScience retail dietary supplement products containing one of the proprietary ingredients, pTeroPure, which we also sell as an ingredient for incorporation into the products of other companies.  However, on March 28, 2013, we entered into an asset purchase and sale agreement with NeutriSci and consummated the sale of the BluScience consumer product line to NeutriSci.

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

By curtailing certain expenditures, we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through March, 2015. We may, however, seek additional capital prior to March, 2015 both to meet our projected operating plans after March, 2015 and/or to fund our longer term strategic objectives.

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

Recent Developments

Subsequent to the year ended December 28, 2013, the Company assigned the Senior Note issued by NeutriSci to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fees of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party a number of shares of preferred stock of NeutriSci having a value of $500,000 upon the earlier of (a) December 31, 2014; or (b) the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There is no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC as a placement agent a cash fee of $150,000 and agreed to transfer to Palladium an amount of shares of preferred stock of NeutriSci equal to $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.

Results of Operations

Our net sales for the twelve-month periods ended December 28, 2013 and December 29, 2012 were $10,160,964 and $11,610,494, respectively. We incurred a net loss of $4,419,525 for the twelve-month period ended December 28, 2013 and a net loss of $11,662,426 for the twelve-month period ended December 29, 2012. This equated to a $0.04 loss per basic and diluted share for the twelve-month period ended December 28, 2013 versus a $0.13 loss per basic and diluted share for the twelve-month period ended December 29, 2012.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  We also intend to continue to expand our service capacity through hiring In addition, we plan to expand our chemical library program and to collaborate with a third party company to establish a Good Manufacturing Practice compliant pilot plant to support small to medium scale production of target compounds. There can be no assurance, however, that we will actually implement any of these plans.

		Twelve months ending
		December 28, 2013	December 29, 2012	Change
Sales		$10,160,964	$11,610,494	-12%
Cost of sales		7,027,828	9,335,057	-25%
Gross profit		3,133,136	2,275,437	38%
Operating expenses	-Sales and marketing	2,357,605	5,520,141	-57%
	-General and administrative	5,117,016	8,391,730	-39%
	-Loss from investment in affiliate	44,961	-	-
Nonoperating	-Interest income	1,251	3,014	-58%
	-Interest expenses	(34,330)	(29,006)	18%
Net loss		$(4,419,525)	$(11,662,426)	-62%

Net Sales

Net sales consist of gross sales less discounts and returns. Net sales decreased by 12% to $10,160,964 for the twelve-month period ended December 28, 2013 as compared to $11,610,494 for the twelve-month period ended December 29, 2012. The core standards, contract services and ingredients segment generated net sales of $9,074,531 for the twelve-month period ended December 28, 2013.  This is an increase of 7%, compared to $8,458,082 for the twelve-month period ended December 29, 2012.  This increase was largely due to increased sales of our proprietary ingredients and other bulk dietary supplement grade raw materials.  The scientific and regulatory consulting segment generated net sales of $1,146,718 for the twelve-month period ended December 28, 2013.  For the twelve-month period ended December 29, 2012, the scientific and regulatory consulting segment generated net sales of $69,718, which represents only about one month of operations since our acquisition of this business on December 3, 2012.  The retail dietary supplement products segment generated negative net sales of $60,285 for the twelve-month period ended December 28, 2013.  The gross sales for this segment were $557,111, however, sales deductions for discounts and returns, including additional trade accounts receivable allowance for possible future returns, totaled $617,396 and this has resulted in negative net sales.  For the twelve-month period ended December 29, 2012, the retail dietary supplement products segment generated net sales of $3,082,694.  The gross sales for this segment was $6,861,035, however, sales deductions for promotions discounts and returns totaled $3,778,341.

Cost of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve-month period ended December 28, 2013 was $7,027,828 as compared with $9,335,057 for the twelve-month period ended December 29, 2012.  As a percentage of net sales, this represented an 11% decrease for the twelve-month period ended December 28, 2013 compared to the twelve-month period ended December 29, 2012.  The cost of sales as a percentage of net sales for the core standards contract services and ingredients segment for the twelve-month period ended December 28, 2013 was 70% compared to 72% for the twelve-month period ended December 29, 2012.  This percentage decrease in cost of sales is largely due to increased sales of chemical and analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the twelve-month period ended December 28, 2013 was 55% compared to 37% for the twelve-month period ended December 29, 2012, which represents only about one month of operations since our acquisition of this business on December 3, 2012.  The cost of sales for the retail dietary supplement products segment was greater than net sales for twelve-month periods ended December 28, 2013 and December 29, 2012.  This is due to promotions, discounted sales and returns, which resulted in substantially lower net sales compared to gross sales.  The cost of sales for the retail dietary supplement products segment for the twelve-month periods ended December 28, 2013 and December 29, 2012 were $955 and $3,234,278, respectively, while the net sales were negative $60,285 and $3,082,694, respectively.

Gross Profit (Loss)

Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.  Our gross profit increased 38% to $3,133,136 for the twelve-month period ended December 28, 2013 from $2,275,437 for the twelve-month period ended December 29, 2012.  For the core standards, contract services and ingredients segment, our gross profit increased 12% to $2,679,695 for the twelve-month period ended December 28, 2013 from $2,383,032 for the twelve-month period ended December 29, 2012.  The increased sale of analytical testing and contract services which resulted in a higher labor utilization rate as well as increased fixed cost coverage, was the key reason for the increase in gross profit.  For the scientific and regulatory consulting segment, we had a gross profit of $514,681 for the twelve-month period ended December 28, 2013.  For the twelve-month period ended December 29, 2012, the gross profit for this segment was $43,989, which represents only about one month of operations since our acquisition of this business on December 3, 2012.  For the retail dietary supplement products segment, we had a gross loss of $61,240 for the twelve-month period ended December 28, 2013 and a gross loss of $151,584 for the twelve-month period ended December 29, 2012.  The gross loss for the twelve-month period ended December 29, 2012 was due to the sales promotions and sales discounts we offered in relation to the launch of BluScience products.

Operating Expenses - Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the twelve-month period ended December 28, 2013 were $2,357,605 as compared to $5,520,141 for the twelve-month period ended December 29, 2012. For the core standards, contract services and ingredients segment, sales and marketing expenses for the twelve-month period ended December 28, 2013, slightly decreased to $2,211,741 compared to $2,227,934 for the twelve-month period ended December 29, 2012.  For the scientific and regulatory consulting segment, sales and marketing expenses for the twelve-month period ended December 28, 2013 were $14,705.  The scientific and regulatory consulting segment did not have any sales and marketing expenses for the comparable period in 2012.  For the retail dietary supplement products segment, sales and marketing expenses for the twelve-month period ended December 28, 2013 decreased to $131,159 compared to $3,292,207 for the twelve-month period ended December 29, 2012.  During the twelve-month period ended December 29, 2012, we conducted a national advertising campaign through television and radio media in support of the launch of the BluScience products.  We did not conduct such an advertising campaign during the twelve-month period ended December 28, 2013.

Operating Expenses - General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the twelve-month period ended December 28, 2013 decreased to $5,117,016 as compared to $8,391,730 for the twelve-month period ended December 29, 2012.  One of the factors that contributed to this decrease was a decrease in share-based compensation expense.  Our share-based compensation expense for the twelve-month period ended December 28, 2013 was $1,287,917 as compared to $2,703,253 for the twelve-month period ended December 29, 2012. Another factor that contributed to the decrease in general and administrative expenses was a decrease in investor relations expense.  Our investor relations expenses for the twelve-month period ended December 28, 2013 was $234,419 as compared to $987,399 for the twelve-month period ended December 29, 2012.  Another factor that contributed to this decrease was departures of certain officers who were with the Company during the twelve-month period ended December 29, 2012.  The Company did not hire new officers to fill the vacated positions.  There were also one-time severance expenses of approximately $671,000 incurred due to the terminations of certain officers during the twelve-month period ended December 29, 2012.  The Company did not incur such expenses in the twelve-month period ended December 28, 2013.

Nonoperating - Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended December 28, 2013, was $1,251 as compared to $3,014 for the twelve-month period ended December 29, 2012.

Nonoperating - Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the twelve-month period ended December 28, 2013, was $34,330 as compared to $29,006 for the twelve-month period ended December 29, 2012.

Depreciation and Amortization

For the twelve-month period ended December 28, 2013, we recorded approximately $246,175 in depreciation compared to approximately $328,099 for the twelve-month period ended December 29, 2012. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve-month period ended December 28, 2013, we recorded amortization on intangible assets of approximately $23,532 compared to approximately $15,934 for the twelve-month period ended December 29, 2012.

Income Taxes

At December 28, 2013 and December 29, 2012, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2013 and 2012.

Liquidity and Capital Resources

From inception and through December 28, 2013, we have incurred aggregate losses of approximately $34 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

During the twelve-month period ended December 28, 2013, the Company sold an aggregate of 3,529,411 shares of the Company’s common stock at a price per share of $0.85 to certain strategic accredited investors for gross proceeds of $3,000,000 or $2,980,000 after deducting offering costs.

Subsequent to the year ended December 28, 2013, the Company assigned the Senior Note issued by NeutriSci to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fees of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party an amount of shares of preferred stock of NeutriSci equal to $500,000 upon the earlier of (a) December 31, 2014; or (b) the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There is no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC (“Palladium”) as a placement agent a cash fee of $150,000 and agreed to transfer to Palladium an amount of shares of preferred stock of NeutriSci equal to $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.

While we anticipate that our current levels of capital, along with  curtailment of certain expenses, will be sufficient to meet our projected operating plans through the end of March, 2015, we may seek additional capital prior to March, 2015, both to meet our projected operating plans through and after March, 2015 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March, 2015, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the twelve-month period ended December 28, 2013 was approximately $3,906,000 as compared to approximately $10,120,000 for the twelve-month period ended December 29, 2012.  Along with the net loss, a decrease in accounts payable and an increase in inventories were the largest uses of cash during the twelve-month period ended December 28, 2013.  Net cash used in operating activities for the twelve-month period ended December 29, 2012 largely reflects increase in inventories and trade receivables, along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $999,000 for the twelve-month period ended December 28, 2013, compared to approximately $77,000 used in for the twelve-month period ended December 29, 2012.  Net cash provided by investing activities for the twelve-month period ended December 28, 2013 mainly consisted of proceeds from the sale of the BluScience consumer product line.  Net cash used in investing activities for the twelve-month period ended December 29, 2012 mainly consisted of purchases of leasehold improvements and equipment as well as purchases of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $4,649,000 for the twelve-month period ended December 28, 2013, compared to approximately $10,296,000 for the twelve-month period ended December 29, 2012.  Net cash provided by financing activities for the twelve-month period ended December 28, 2013 consisted of proceeds from issuance of our common stock through a private offering as well as from the exercise of warrants.  Net cash provided by financing activities for the twelve-month period ended December 29, 2012 mainly consisted of proceeds from issuance of our common stock through registered direct offering and private placement.

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

Trade Receivables

As of December 28, 2013, we had $838,793 in trade receivables as compared to $1,940,539 as of December 29, 2012.  This decrease was largely due to our sale of the BluScience product line in 2013, as we no longer generate any sales related to the BluScience product line.

Other Receivable

As of December 28, 2013, we had $215,000 in other receivable.  This amount was from a legal settlement agreement related to a lawsuit over the violation of the Company’s trademarks.  The counterparty had already remitted the payment to a third party escrow agent prior to December 28, 2013 and this payment was deposited by the Company on January 14, 2014.  As of December 29, 2012, the Company did not have any other receivable.

Inventories

As of December 28, 2013, we had $2,204,125 in inventory, compared to $5,205,304 as of December 29, 2012. This decrease was mainly due to the sale of the BluScience product line and its assets in 2013.  As of December 28, 2013, our inventory consisted of approximately $1,518,000 of phytochemical reference standards and approximately $686,000 of bulk ingredients.  Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company has approximately 4,500 defined standards and holds a lot of these standards as inventory in small quantities, mostly in grams and milligrams.  Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products.

The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

Accounts Payable

As of December 28, 2013, we had $1,440,910 in accounts payable compared to $3,428,233 as of December 29, 2012.  This decrease was primarily due to the timing of payments related to our purchases of inventory and services.

Advances from Customers

As of December 28, 2013, we had $546,044 in advances from customers compared to $310,267 as of December 29, 2012.  These advances are for large-scale contract services and contract research projects where we require a deposit before beginning work.  This increase was due to an increase in the number of large-scale research projects during the last six months of 2013.

Off-Balance Sheet Arrangements

During the fiscal years ended December 28, 2013 and December 29, 2012, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

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

We believe that of our significant accounting policies, which are described in Note 2 of the Financial Statements, set forth in Item 8, the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition:  The Company recognizes sales and the related cost of sales at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met:  an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  Discounts, returns and allowances related to sales, including an estimated reserve for returns and allowances, are recorded as reduction of revenue.

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in Net sales.  Shipping and handling fees not billed to customers are recognized as cost of sales.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

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

Share-based compensation:  The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees.  For employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee is required to provide services for the award.  For non-employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock and is remeasured over the vesting term as earned.  The expense is recognized over the period the non-employee is required to provide services for the award.

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

We have audited the accompanying consolidated balance sheet of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 28, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries, as of December 28, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York
March 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ChromaDex Corporation

We have audited the accompanying consolidated balance sheet of ChromaDex Corporation as of December 29, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation as of December 29, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, IL
March 29, 2013

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets
December 28, 2013 and December 29, 2012
	2013	2012
Assets

Current Assets
Cash	$2,261,336	$520,000
Trade receivables, less allowance for doubtful accounts and returns 2013 $9,000; 2012 $450,000	838,793	1,940,539
Other receivable	215,000	-
Inventories	2,204,125	5,205,304
Prepaid expenses and other assets	271,445	261,297
Total current assets	5,790,699	7,927,140

Leasehold Improvements and Equipment, net	1,063,239	936,426

Other Noncurrent Assets
Deposits	43,460	34,773
Long-term investment in affiliate	1,887,844	-
Intangible assets, net	201,650	136,182
Total other noncurrent assets	2,132,954	170,955

Total assets	$8,986,892	$9,034,521

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,440,910	$3,428,233
Accrued expenses	656,707	876,158
Current maturities of capital lease obligations	138,887	77,259
Customer deposits and other	546,044	310,267
Deferred rent, current	55,586	71,042
Total current liabilities	2,838,134	4,762,959

Capital lease obligations, less current maturities	280,342	148,374

Deferred rent, less current	202,965	129,859

Total liabilities	3,321,441	5,041,192

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding 2013 104,524,738 and 2012 92,140,062 shares	104,525	92,140
Additional paid-in capital	39,697,063	33,617,801
Accumulated deficit	(34,136,137)	(29,716,612)
Total stockholders' equity	5,665,451	3,993,329

Total liabilities and stockholders' equity	$8,986,892	$9,034,521

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations
Years Ended December 28, 2013 and December 29, 2012

	2013	2012

Sales, net	$10,160,964	$11,610,494
Cost of sales	7,027,828	9,335,057

Gross profit	3,133,136	2,275,437

Operating expenses:
Sales and marketing	2,357,605	5,520,141
General and administrative	5,117,016	8,391,730
Loss from investment in affiliate	44,961	-
Operating expenses	7,519,582	13,911,871

Operating loss	(4,386,446)	(11,636,434)

Nonoperating income (expense):
Interest income	1,251	3,014
Interest expense	(34,330)	(29,006)
Nonoperating expenses	(33,079)	(25,992)

Net loss	$(4,419,525)	$(11,662,426)

Basic and Diluted loss per common share	$(0.04)	$(0.13)

Basic and Diluted weighted average common shares outstanding	99,987,443	90,268,802

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 28, 2013 and December 29, 2012

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	72,939,996	$72,940	$20,542,532	$(18,054,186)	$2,561,286

Issuance of common stock, net of offering costs of $1,104,759	14,899,995	14,900	10,055,338		10,070,238

Issuance of common stock for vested restricted stock	1,140,000	1,140	158,460	-	159,600

Repurchase and cancellation of common stock	(10,000)	(10)	(8,190)	-	(8,200)

Exercise of stock options	6,117	6	3,053	-	3,059

Exercise of warrants	754,103	754	156,746	-	157,500

Share-based compensation	2,409,851	2,410	2,709,862	-	2,712,272

Net loss	-	-	-	(11,662,426)	(11,662,426)

Balance, December 29, 2012	92,140,062	92,140	33,617,801	(29,716,612)	3,993,329

Issuance of common stock, net of offering costs of $20,000	3,529,411	3,529	2,976,471	-	2,980,000

Exercise of stock options	276,038	276	138,093	-	138,369

Exercise of warrants	7,979,227	7,979	1,630,769	-	1,638,748

Share-based compensation	600,000	600	1,333,930	-	1,334,530

Net loss	-	-	-	(4,419,525)	(4,419,525)

Balance, December 28, 2013	104,524,738	$104,525	$39,697,063	$(34,136,137)	$5,665,451

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 28, 2013 and December 29, 2012
	2013	2012

Cash Flows From Operating Activities
Net loss	$(4,419,525)	$(11,662,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	246,175	328,099
Amortization of intangibles	23,532	15,934
Share-based compensation expense	1,287,917	2,703,253
Loss from disposal of equipment	66,378	1,937
Loss from investment in affiliate	44,961	-
Changes in operating assets and liabilities:
Trade receivables	1,118,730	(1,216,873)
Other receivable	(215,000)	-
Inventories	(466,352)	(2,299,704)
Prepaid expenses and other assets	(62,913)	675,602
Accounts payable	(1,618,450)	1,177,992
Accrued expenses	(204,891)	105,631
Customer deposits and other	235,777	110,574
Deferred rent	57,650	(59,732)
Net cash used in operating activities	(3,906,011)	(10,119,713)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(137,349)	(24,555)
Purchase of intangible assets	(89,000)	(52,010)
Proceeds from sales of assets	1,000,000	-
Proceeds from investment in affiliate	225,000	-
Net cash provided by (used in) investing activities	998,651	(76,565)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	2,980,000	10,229,838
Proceeds from exercise of stock options	138,369	3,059
Proceeds from exercise of warrants	1,638,748	157,500
Repurchase of common stock	-	(8,200)
Principal payments on capital leases	(108,421)	(86,071)
Net cash provided by financing activities	4,648,696	10,296,126

Net increase in cash	1,741,336	99,848

Cash Beginning of Year	520,000	420,152

Cash Ending of Year	$2,261,336	$520,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$34,330	$29,006

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$302,017	$69,619

Supplemental Schedule of Noncash Share-based Compensation
Stock awards earned but not issued	$-	$14,560
Stock awards issued for services rendered in prior period	$14,560	$-
Changes in stock and warrant awards issued for future services	$32,053	$23,579
Warrants issued, net of offering costs	$-	$44,610

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$3,526,677	$-
Liabilities transferred	$368,873	$-
Carrying value of long-term investment in affiliate, net of $1,000,000 cash proceeds	$2,157,804	$-

See Notes to Consolidated Financial Statements.

Note 1.                                Nature of Business and Liquidity

Nature of business:  ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Chromadex Analytics, Inc. and Spherix Consulting, Inc. (collectively, the “Company”) are a natural products company that discovers, acquires, develops and commercializes proprietary-based ingredient technologies through its business model that utilizes its wholly owned business units, including ingredient technologies, catalog of natural product fine chemicals, chemistry and analytical testing services, and product regulatory and safety consulting services.  The Company provides science-based solutions to the nutritional supplement, food and beverage, animal health, cosmetic and pharmaceutical industries.  The Company acquired Spherix Consulting, Inc. on December 3, 2012, which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  In 2011, the Company launched its BluScience retail consumer line based on its proprietary ingredients. However, on March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience consumer product line to NeutriSci.

Liquidity:  The Company has incurred a loss from operations of $4,386,446 and a net loss of $4,419,525 for the year ended December 28, 2013, and a net loss of $11,662,426 for the year ended December 29, 2012.  As of December 28, 2013, the cash and cash equivalents totaled approximately $2,261,336.

Subsequent to the period ended December 28, 2013, the Company assigned a senior convertible secured note issued by NeutriSci to an unrelated party.  At the date of assignment, $2,275,000 remained outstanding on the senior secured convertible note.  The transaction amount was for $1,250,000 and the Company received net proceeds of $1,092,500 after deducting transaction costs.  The Company also agreed to transfer a number of shares of preferred stock of NeutriSci having a value of $550,000 at a later date.  For more information regarding this assignment transaction is set forth in Note 4 Sale of Product Line and Investment in Affiliate.

By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash, cash equivalents and cash from operations through March, 2015.  However, if the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 2.                                Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.  The fiscal years ended December 28, 2013 (referred to as 2013), and December 29, 2012 (referred to as 2012), each consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks.

Accounting estimates:  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition:  The Company recognizes sales and the related cost of sales at the time the merchandise is shipped to customers or service is performed, when each of the following conditions have been met:  an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  Discounts, returns and allowances related to sales, including an estimated reserve for the returns and allowances, are recorded as reduction of revenue.

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in net sales.  For the year ending in December 28, 2013, shipping and handling fees billed to customers were approximately $110,000 and the cost of shipping and handling fees billed to customers was approximately $128,400.  For the year ending in December 29, 2012, shipping and handling fees billed to customers were approximately $109,000 and the cost of shipping and handling fees billed to customers was approximately $123,000.  Shipping and handling fees not billed to customers are recognized as cost of sales.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Cash concentration:  The Company maintains substantially all of its cash in one bank account.

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  $433,000 of the allowance amount for the period ended December 29, 2012 represents a hold on the receivables placed by a retailer that carried our BluScience retail consumer product line.  The hold was placed by the retailer as an offset in the event of future returns of the Company’s products and the hold was treated as a reduction of revenue. On March 28, 2013, the Company sold the BluScience retail consumer line to NeutriSci and the related trade accounts receivable including the allowance have been transferred to NeutriSci.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.

Other receivables:  Other receivables are amounts due for payment to the Company other than the Company’s normal customer invoices for merchandise shipped or services performed.  The other receivable amount was from a legal settlement agreement, which the settlement was reached at arbitration form a lawsuit for the violation of the Company’s trademarks.  The counterparty had already remitted the payment to a third party escrow agent prior to December 28, 2013.  This payment was deposited by the Company on January 14, 2014.  The other receivable amount was recorded as a gain in general and administrative expenses in the statement of operations for the period ended December 28, 2013.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended December 28, 2013 and December 29, 2012 are as follows:

	2013	2012
Reference standards	$1,769,160	$1,614,755
Bulk ingredients	694,965	432,230
Dietary supplements – raw materials	-	401,809
Dietary supplements – work in process	-	465,253
Dietary supplements – finished goods	-	2,657,257
	2,464,125	5,571,304
Less valuation allowance	260,000	366,000
	$2,204,125	$5,205,304

The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

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

Leasehold improvements and equipment:  Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment. Depreciation on equipment under capital lease is included with depreciation on owned assets.  The costs incurred for a routine maintenance to keep the asset operating at its present condition are expensed.  Useful lives of leasehold improvements and equipment for each of the category are as follows:

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

Customer deposits and other:  Customer deposits and other represent either (i) cash received from customers in advance of product shipment or delivery of services; or (ii) cash received from government as research grants, which the Company has yet to complete the research activities.

The cash received from government as research grants is recognized as a liability until the research is performed.  Other than a nominal management fee, which the Company is entitled to earn when the research is performed, the research activities related to the grants are excluded from revenue and are presented on a net basis in the statement of operations.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2010 to 2013, which statutes expire in 2014 to 2016, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 28, 2013, the Company has no liability for unrecognized tax benefits.

Research and development costs:  Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.  Research and development costs for the periods ended December 28, 2013 and December 29, 2012 were approximately $134,000 and $142,000, respectively.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended December 28, 2013 and December 29, 2012 were approximately $355,000 and $2,565,000, respectively.

Share-based compensation:  The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees.  For employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee is required to provide services for the award.  For non-employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock and is remeasured over the vesting term as earned.  The expense is recognized over the period the non-employee is required to provide services for the award.

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

Fair Value Measurement: The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Financial instruments:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values.  The carrying amounts reported in the balance sheet for capital lease obligations are present values of the obligations, excluding the interest portion.  Capital lease obligations with maturities less than one year are classified as current liabilities.

Note 3.                                Earnings Per Share

Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options for the period ending in December 28, 2013 and common stock options and warrants for the period ending in December 29, 2012.   For all periods presented, the basic and diluted shares reported are equal because the common shares equivalents are anti-dilutive. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended December 28, 2013 and December 29, 2012.

	Years Ended
	2013	2012
Basic weighted average common shares outstanding	99,987,443	90,268,802
Warrants and options in the money, net	605,567	5,720,320
Weighted average common shares outstanding assuming dilution	100,593,010	95,989,122

Total warrants and options that were not “in the money” at December 28, 2013 and December 29, 2012 were 145,000 and 14,914,696, respectively.

Note 4.                                Sale of Product Line and Investment in Affiliate

On March 28, 2013, the Company entered into an asset sale agreement with NeutriSci and consummated the sale of the BluScience consumer product line to NeutriSci.  The Company is using the cost recovery method to account for the sale transaction, which is estimated at approximately $3,157,804. The consideration received consists of the following: (a) a $250,000 cash payment, which NeutriSci paid as a deposit in February 2013; (b) an additional $250,000 cash payment, which was paid at the closing of the sale;  (c) an additional cash payment of $500,000 due no later than 60 days after the closing of the sale, which has been fully paid as of December 28, 2013; (d) a $2,500,000 senior convertible secured note (the “Senior Note”) (convertible into 625,000 shares of NeutriSci Series I Preferred Stock) payable in quarterly installments of $416,667 beginning August 15, 2013, of which a partial payment of $225,000 was received for the first installment on September 27, 2013 and an amendment to extend the repayment schedule was executed on October 18, 2013; and (e) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class A common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at a deemed price for each Class A common share of $1.00 per share at March 28, 2013.  The transaction documents contain certain equity blockers that preclude the Company’s ownership in NeutriSci in excess of 9.99% and 19% without obtaining a waiver from NeutriSci.  The Company is contractually entitled to receive revenue through a royalty on 6% of future net sales of BluScience products as well as a supply agreement with NeutriSci for the Company’s patented pTeroPure pterostilbene.  As of December 28, 2013, the Company did not have any sales to NeutriSci under this supply agreement for pTeroPure pterostilbene.

The Company has applied the equity method of accounting due to a significant influence that it has obtained from the financial instruments noted above, and the carrying value, which includes the Senior Note, is reflected as long-term investment in affiliate in the Company’s consolidated balance sheet as of December 28, 2013.  The initial carrying value of this investment recognized as of March 28, 2013 was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.  Management believed that $2,157,804 was the appropriate aggregate carrying value for the investment in affiliate under the cost recovery method, considering the fact that (a) NeutriSci is a start-up company and has historically recorded significant operating losses; (b) lack of operations beyond the acquired BluScience assets and the uncertainty surrounding the repayment of the note based on both ongoing sales of BluScience by NeutriSci as well as NeutriSci’s plans to raise additional funds to support the business and repayment of the note; and (c) the Company cannot reasonably estimate the collectability of the note receivable.  The 669,708 shares of Series I Preferred Shares and the senior convertible secured note were accounted for as one long-term investment in NeutriSci.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets transferred has been recovered.  Prospective collection of payments under the note will be charged against the carrying value of the long-term investment in affiliate. The below table illustrates how the carrying value was determined.

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

The Company has elected to record equity method adjustments in gains (losses) on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner.  Due to the three-month lag, the loss reported for the Company’s period ended December 28, 2013 represents our percentage interest in the results of NeutriSci’s operations from April 1, 2013 to September 30, 2013.  The Company expects that the effect of the three-month lag will not result in a material difference in the accounting as the Company expects its ownership in NeutriSci to continue to decrease in the future.

Sales, gross profit, net loss of NeutriSci for the six months ended September 30, 2013 and the changes in carrying value and the Company ownership percentage through December 28, 2013 are summarized as follows:

September 30, 2013
Sales	$36,451
Gross profit	13,310
Net loss	$(813,212)

Changes in Carrying Value and Ownership Percentage for ChromaDex Corporation
	Carrying Value	Ownership Percentage
At March 28, 2013	$2,157,804	5.7%

Company's share of NeutriSci's loss through September 30, 2013	(44,961)	-
Proceeds from investment in affiliate	(225,000)	-

At December 28, 2013	$1,887,844	4.9%

The Company's December 28, 2013 ownership percentage presented in the above table is derived using NeutriSci’s financial information through September 30, 2013.

During the year ended December 28, 2013, the Company fully received the $500,000 cash payment that was reflected as non-trade receivable as of March 28, 2013.  Also, during the year ended December 28, 2013, the Company received a partial payment of $225,000 for the first installment of $416,667 that was due under the Senior Note.

Subsequent event – Sale of Senior Secured Convertible Note

Subsequent to the year ended December 28, 2013, the Company assigned the Senior Note to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fee of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party a number of shares of preferred stock of NeutriSci having a value of $500,000 upon the earlier of (a) December 31, 2014; or (b) the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There is no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC as a placement agent a cash fee of $150,000 and agreed to transfer to Palladium a number of shares of preferred stock of NeutriSci having a value of $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.

Valuation assessment of Investment

As of December 28, 2013, the Company has determined that there is no other-than-temporary impairment of the carrying amounts of its investment in NeutriSci.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

Note 5.                                Intangible Assets

Intangible assets consisted of the following:

	2013		2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
License agreements and other	$1,075,285	$873,635	$986,285	$850,103

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended December 28, 2013 and December 29, 2012 was approximately $24,000 and $16,000, respectively.  The unamortized expense is expected to be recognized over a weighted average period of 7.9 years as of December 28, 2013.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2014	$28,000
2015	28,000
2016	28,000
2017	28,000
2018	23,000
Thereafter	67,000
$202,000

Note 6.                                Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2013	2012

Laboratory equipment	$2,782,364	$2,439,688
Leasehold improvements	491,125	403,971
Computer equipment	372,851	363,739
Furniture and fixtures	18,313	18,313
Office equipment	7,877	7,877
Construction in progress	40,126	106,080
	3,712,656	3,339,668
Less accumulated depreciation	2,649,417	2,403,242
	$1,063,239	$936,426

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the year ended December 28, 2013 and December 29, 2012 was approximately $246,000 and $328,000, respectively.

Note 7.                                Capitalized Lease Obligations

The Company leases equipment under capitalized lease obligations with a total cost of $695,461 and $381,888 and accumulated amortization of $136,358 and $90,960 as of December 28, 2013 and December 29, 2012, respectively.

Minimum future lease payments under capital leases as of December 28, 2013, are as follows:

Year ending December:
2014	$172,948
2015	112,794
2016	99,902
2017	79,054
2018	30,198
Total minimum lease payments	494,896
Less amount representing interest at a rate of approximately 9.8% per year	75,667
Present value of net minimum lease payments	419,229
Less current portion	138,887
Long-term obligations under capital leases	$280,342

Interest expense related to capital leases was approximately $34,000 and $29,000 for the years ended December 28, 2013 and December 29, 2012, respectively.

Note 8.                                Income Taxes

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 34% for 2013 and 2012 compared to the Company’s income tax expense for the years ended December 28, 2013 and December 29, 2012 is as follows:

	2013	2012

Income tax expense (benefit) at statutory rate	$(1,503,000)	$(3,965,000)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	(189,000)	(428,000)
Nondeductible expenses	117,000	134,000
Change in effective tax rate	(166,000)	194,000
Change in valuation allowance	1,732,000	4,136,000
Other	9,000	(71,000)
	$-	$-

The deferred income tax assets and liabilities consisted of the following components as of December 28, 2013 and December 29, 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$8,953,000	$8,512,000
Stock options and restricted stock	1,945,000	1,679,000
Investment in affiliate related to BluScience transaction	1,187,000	-
Inventory reserve	100,000	138,000
Allowance for doubtful accounts	3,000	169,000
Accrued expenses	164,000	134,000
Intangibles	36,000	48,000
Deferred rent	99,000	76,000
	12,487,000	10,756,000
Less valuation allowance	12,361,000	10,629,000
	126,000	127,000

Deferred tax liabilities:
Leasehold improvements and equipment	(100,000)	(101,000)
Prepaid expenses	(26,000)	(26,000)
	(126,000)	(127,000)
	$-	$-

The Company has tax net operating loss carryforwards and other tax attributes available to offset future federal taxable income and future state taxable income of approximately $23,329,000 and $19,227,000, respectively which begin to expire in the year ending December 31, 2023 and 2014, respectively.  The net operating loss can be carried forward up to 20 years for federal tax returns and from 5 to 20 years for various state tax returns.  Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward.  The Company has determined that the stock issued in the year 2010 created a change in control under the Internal Revenue Code Section 382.  This limitation when applying to future taxable income is not expected to be significant.  The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

Note 9.                                Employee Equity Incentive Plan

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 6,953,940 at December 28, 2013. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the years ended December 28, 2013 and December 29, 2012.

Year Ended December	2013	2012
Volatility	32.75%	33.22%
Expected dividends	0.00%	0.00%
Expected term	6.0 years	5.8 years
Risk-free rate	1.51%	0.96%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the historical volatility of the Company’s common stock does not cover the period equal to the expected life of the options.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  For the expected term, the Company used SEC Staff Accounting Bulletin No. 107 simplified method since most of the options granted were “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) If an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable.  The estimation process for the fair value of performance based stock options was the same as for service period based options.

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees.  These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity at December 28, 2013 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	12,202,558	$1.08

Options Granted	805,000	0.81
Options Exercised	(26,038)	0.51
Options Expired	(75,000)	0.50
Options Forfeited	(792,865)	1.19
Outstanding at December 28, 2013	12,113,655	$1.06	7.43	$6,513,219

Exercisable at December 28, 2013	8,184,312	$1.14	6.76	$3,767,235

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

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the year ended December 28, 2013.  The weighted average fair value of options granted during the years ended December 28, 2013, and December 29, 2012 was $0.29, and $0.27 respectively.  The aggregate intrinsic value for options exercised during the years ended December 28, 2013, and December 29, 2012 was approximately $7,000 and $1,000 respectively.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at December 28, 2013 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	145,834	$1.59

Options Granted	200,000	0.63
Options Exercised	-	-
Options Expired	-	-
Options Forfeited	(145,834)	1.59
Outstanding at December 28, 2013	200,000	$0.63	9.08	$194,000

Exercisable at December 28, 2013	-	$-	-	$-

The aggregate intrinsic value in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the period ended December 28, 2013.  The weighted average fair value of options granted during the year ended December 28, 2013 was $0.22.  The Company did not grant any performance based stock options during the year ended December 29, 2012.

As of December 28, 2013, there was approximately $1,628,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.32 years.  The realized tax benefit from stock options for the years ended December 28, 2013, and December 29, 2012 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock with Market Conditions

Restricted stock awards granted by the Company to employees generally have market vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at December 28, 2013 and changes during the twelve months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 29, 2012	500,000	$0.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 28, 2013	500,000	$0.69

Expected to Vest as of December 28, 2013	500,000	$0.69

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

As of December 28, 2013, the Company did not have any unrecognized compensation expense related to restricted stock awards to employees.

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

For employee share-based compensation, the Company recognized share-based compensation expense of approximately $958,000 in general and administrative expenses in the statement of operations for the year ended December 28, 2013.  The Company recognized $1,498,000 in share-based compensation expense for the year ended December 29, 2012.

Note 10.                      Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees at December 28, 2013 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	1,097,300	$1.23

Options Granted	-	-
Options Exercised	(250,000)	0.50
Options Forfeited	-	-
Outstanding at December 28, 2013	847,300	$1.44	5.74	$131,627

Exercisable at December 28, 2013	847,300	$1.44	5.74	$131,627

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.60 on the last day of business for the year ended December 28, 2013.  The aggregate intrinsic value for options exercised during the year ended December 28, 2013 was $35,000.  There were no options exercised during the year ended December 29, 2012.

As of December 28, 2013, the Company did not have any unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for non-employee stock options.

Stock Awards

During the year ended December 28, 2013, the Company awarded an aggregate of 600,000 shares of the Company’s common stock that were fully vested and non-refundable to non-employees.  The fair values of the awards were based on the trading price of the Company’s stock on the date of issuance.  The expense the Company recognized for these awards was approximately $325,000 for the year ended December 28, 2013.  During the year ended December 29, 2012, the Company awarded an aggregate of 1,234,851 shares and recognized a total expense of approximately $790,000.

Warrant Awards

During the year ended December 28, 2013, the Company recognized an expense of approximately $4,094 for the warrants that were previously awarded to a certain non-employee during the year ended December 29, 2012.  During the year ended December 28, 2013, these warrants were exercised and the Company issued 74,186 shares of common stock.  The non-employee who held these warrants elected a cashless exercise pursuant to the provisions of the warrants and received 74,186 shares of common stock in lieu of 250,000 shares for a cash payment of $0.75 per share.  The intrinsic value of the warrants exercised was $90,507.

The fair value of these warrants was estimated at the date of award using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrants granted.

Year Ended December 29, 2012	2012
Volatility	28.2%
Expected dividends	0.00%
Expected term	2.0 years
Risk-free rate	0.27%

The Company calculated expected volatility from the volatility of publicly held companies in similar industries. The Company did not use the volatility of the Company’s common stock as the historical volatility of Company’s common stock covers only about four and a half years in a thinly traded market.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the warrants represents the contractual terms.  For the year ended December 29, 2012, the expense the Company recognized for this warrant award was $4,731.

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $330,000 in general and administrative expenses in the statement of operations for the year ended December 28, 2013. The Company recognized approximately $1,206,000 in share-based compensation expense for the year ended December 29, 2012.

Note 11.                      Stock Issuance

On October 17, 2013, the Company sold an aggregate of 2,941,176 shares of the Company’s common stock, with gross proceeds to the Company of $2,500,000 to a certain strategic accredited investor pursuant to a subscription agreement. Each share of common stock was sold for a purchase price of $0.85 per share.  There is no put provision to the Company associated with the issuance of the Company’s common stock.

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

Note 12. Warrants

The following table summarizes activity of warrants at December 28, 2013 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	10,056,914	$0.72

Warrants Granted	-	-
Warrants Exercised	(8,338,564)	0.25
Warrants Expired	(1,718,350)	3.00
Outstanding at December 28, 2013	-	$-	-	$-

Exercisable at December 28, 2013	-	$-	-	$-

During the year ended December 28, 2013, 7,803,564 warrants with an exercise price of $0.21 per share were exercised and the Company received proceeds of $1,638,748 from exercise of these warrants. These warrants were issued during the year ended January 1, 2011 pursuant to a subscription agreement entered into by the holders of such warrants and the Company on April 22, 2010.

During the year ended December 28, 2013, the warrants awarded to a certain non-employee during the year ended December 29, 2012 with an exercise price of $0.75 per share were exercised and the Company issued 74,186 shares of common stock.  The non-employee who held these warrants elected a cashless exercise pursuant to the provisions of the warrants and received 74,186 shares of common stock in lieu of 250,000 shares for a cash payment of $0.75 per share.

During the year ended December 28, 2013, the warrants issued to Aegis Capital Corp. and its designees during the year ended December 29, 2012 with an exercise price of $0.85 per share were exercised and the Company issued 101,477 shares of common stock.  The warrant holders elected a cashless exercise pursuant to the provisions of the warrants and received 101,477 shares of common stock in lieu of 285,000 shares and a cash payment of $0.85 per share.

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

During the year ended December 29, 2012, the Company awarded warrants to purchase 250,000 shares of the Company’s common stock to a certain non-employee.  The exercise price of these warrants was $0.75 per share and the term for these warrants was 2 years.

Note 13.                      Commitments and Contingencies

Lease

The Company leases its office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from August 2014 through September 2019. Monthly lease payments range from $1,214 per month to $22,124 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2014	$524,000
2015	515,000
2016	319,000
2017	225,000
2018	233,000
$1,816,000

Rent expense was approximately $519,000, and $512,000 for the years ended December 28, 2013 and December 29, 2012, respectively.

Royalty

The Company has 8 royalty agreements related to certain products the Company offers to its customers.  These agreements expire at various dates from December 31, 2019 through April 12, 2032.  Yearly minimum royalty payments including license maintenance fees range from $1,000 per year to $35,000 per year, however, these minimum payments escalate each year with a maximum of $50,000 per year.  In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements.  Total royalty expense including license maintenance fees from continuing operations for the year ended December 28, 2013 and December 29, 2012 was approximately $111,000 and $75,000, respectively under these agreements.  Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2014	$150,000
2015	179,000
2016	199,000
2017	201,000
2018	200,000
$929,000

Legal proceedings

The Company from time to time is involved in legal proceedings in the ordinary course of our business, which can include employment claims, product claims and patent infringements.  We do not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Severance payments to executive officers

As of December 28, 2013, the Company has two executive officers, Frank Jaksch, Jr., Chief Executive Officer and Thomas Varvaro, Chief Financial Officer.  Upon termination, Mr. Jaksch and Mr. Varvaro will receive severance payments per the terms of the respective employment agreements entered with the Company.  The key terms of the employment agreements, including the severance terms are as follows:

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Jaksch Agreement”) with Frank L. Jaksch Jr. The Amended Jaksch Agreement has a three year term, beginning on the date of the Agreement, that automatically renews unless the Amended Jaksch Agreement is terminated in accordance with its terms. On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Jaksch to $275,000 per year and raising the annual cash bonus target for Mr. Jaksch up to 50% of his base salary.

The severance terms of the Amended Jaksch Agreement provide that in the event Mr. Jaksch’s employment with the Company is terminated voluntarily by Mr. Jaksch, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 50% of his salary (50% of his salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Jaksch leaves the Company for “Good Reason”, (as defined in the Amended Jaksch Agreement), he will also be entitled to severance equal to the Maximum Annual Bonus, and he will be deemed to have been employed for the entirety of such year. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation equal to the lesser of the remainder of the term of the agreement, or up to 12 months paid salary.

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

In the event the Company terminates Mr. Jaksch’s employment “without Cause” (as defined in the Amended Jaksch Agreement), Mr. Jaksch will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Jaksch enters into a standard separation agreement, Mr. Jaksch will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided to other executive employees until the last to occur of the expiration of the term or renewal term then in effect or 24 months from the date of termination (the “Severance Period”), and he will receive his Maximum Annual Bonus if the Severance Period is equal to 24 months or a pro rata portion thereof if less, as well as the full vesting of any otherwise unvested stock.

Employment Agreement with Thomas C. Varvaro

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Varvaro Agreement”) with Thomas C. Varvaro. The Amended Varvaro Agreement has a three year term beginning on the date of the agreement that automatically renews unless the Amended Varvaro Agreement is terminated in accordance with its terms. On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target for Mr. Varvaro up to 40% of his base salary.

The severance terms of the Amended Varvaro Agreement provide that in the event Mr. Varvaro’s employment with us is terminated voluntarily by Mr. Varvaro he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 40% of his salary (40% of this salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Varvaro leaves the Company for “Good Reason” (as defined in the Amended Varvaro Agreement), he will also be entitled to severance equal to the Maximum Annual Bonus, and he shall be deemed to have been employed for the entirety of such year. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation equal to the lesser of the remainder of his agreement or 12 months paid salary.

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

Note 14.                      Business Segmentation and Geographical Distribution

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

•
Retail dietary supplement products segment which consist of the supply of the BluScience line of dietary supplement products containing the Company's proprietary ingredients to various retail distribution channels.  On March 28, 2013, the Company entered into an asset sale agreement with NeutriSci and consummated the sale of BluScience consumer product line to NeutriSci.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

	Core Standards, Contract Services and	Scientific and Regulatory	Retail Dietary Supplement
Year ended December 28, 2013	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$9,074,531	$1,146,718	$(60,285)	$-	$10,160,964
Cost of sales	6,394,836	632,037	955	-	7,027,828

Gross profit (loss)	2,679,695	514,681	(61,240)	-	3,133,136

Operating expenses:
Sales and marketing	2,211,741	14,705	131,159	-	2,357,605
General and administrative	-	-	-	5,117,016	5,117,016
Loss from investment in affiliate	-	-	-	44,961	44,961
Operating expenses	2,211,741	14,705	131,159	5,161,977	7,519,582

Operating income (loss)	$467,954	$499,976	$(192,399)	$(5,161,977)	$(4,386,446)

	Core Standards, Contract Services and	Scientific and Regulatory	Retail Dietary Supplement
Year ended December 29, 2012	Ingredients segment	Consulting segment	Products segment	Other	Total

Net sales	$8,458,082	$69,718	$3,082,694	$-	$11,610,494
Cost of sales	6,075,050	25,729	3,234,278	-	9,335,057

Gross profit (loss)	2,383,032	43,989	(151,584)	-	2,275,437

Operating expenses:
Sales and marketing	2,227,934	-	3,292,207	-	5,520,141
General and administrative	-	-	-	8,391,730	8,391,730
Operating expenses	2,227,934	-	3,292,207	8,391,730	13,911,871

Operating income (loss)	$155,098	$43,989	$(3,443,791)	$(8,391,730)	$(11,636,434)

	Core Standards, Contract Services and	Scientific and Regulatory	Retail Dietary Supplement
At December 28, 2013	Ingredients segment	Consulting segment	Products segment	Other	Total

Total assets	$4,036,126	$139,765	$-	$4,811,001	$8,986,892

	Core Standards, Contract Services and	Scientific and Regulatory	Retail Dietary Supplement
At December 29, 2012	Ingredients segment	Consulting segment	Products segment	Other	Total

Total assets	$3,542,355	$72,573	$4,331,866	$1,087,727	$9,034,521

Revenue from international sources for the core standards, contract services and ingredients segment approximated $1,510,000 and $1,690,000 for the years ended December 28, 2013 and December 29, 2012, respectively.  Revenues from international sources for the scientific and regulatory consulting segment approximated $450,000 and $4,000 for the years ended December 28, 2013 and December 29, 2012, respectively.  International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.  We did not have any revenue from international sources for the retail dietary supplement products segment for the years ended December 28, 2013 and December 29, 2012.

The Company’s long-lived assets are located within the United States.

Note 15.                      Related-Party Transactions

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.  As of December 28, 2013, there were no transactions between the Company and OPKO under this agreement, but the initial product to be commercialized is our proprietary product pterostilbene.  On July 10, 2012, the Company and OPKO entered into another agreement, pursuant to which OPKO was retained to serve as management consultant and advisor to the Company.  That agreement expired on October 10, 2012. As a consideration for the services, the Company granted OPKO 500,000 shares of its common stock.  The fair value of this stock award was $320,000 and was measured using the Company’s stock price on the date of award.  The expense was amortized over the three month period which the services had been provided.  Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 14.5% of the Company’s outstanding shares as of December 28, 2013, is Chairman of the Board and Chief Executive Officer of OPKO.

Note 16.                      Subsequent Events

Subsequent to the year ended December 28, 2013, the Company assigned a senior convertible secured note issued by NeutriSci to an unrelated third party.  At the date of assignment, $2,275,000 remained outstanding on the senior secured convertible note.  The transaction amount was for $1,250,000 and the Company received net proceeds of $1,092,500 after deducting transaction costs of $150,000 cash fee paid to a placement agent, Palladium Capital Advisors, LLC, and $7,500 legal fee.  There is no recourse provision to the Company associated with the assignment of the note.  The Company also agreed to transfer a number of shares of preferred stock of NeutriSci having a value of $500,000 to an unrelated third party and $50,000 to Palladium at a later date.

On January 2, 2014, the Company awarded 1,090,000 shares of the Company’s restricted stock, subject to certain vesting provisions to the Company’s officers and the members of the board of directors.

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 28, 2013. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013, based upon the material weakness described below.  However, since identifying the material weakness described below, our management has developed a remediation plan prior to December 28, 2013 and is in the process of implementing the plan.  While our management believes that the implementation of this plan will result in the Company’s disclosure controls and procedures becoming effective, it is unknown at this time if our disclosure controls and procedures will in fact become effective.

Inherent Limitations on Disclosure Controls and Procedures

The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures, no matter how well conceived, will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls

Except as discussed below with respect to the development and implementation of our remediation plan, there was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our  internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, our management concluded that, as of December 28, 2013, our internal control over financial reporting was not effective based on those criteria due to the material weakness disclosed below.

During our review of the interim financial statements for the three and nine months ended September 28, 2013, the Company determined that the financial statements filed for the three month period ended March 30, 2013 and the six month period ended June 29, 2013 (the “Financial Statements”) contained a misstatement pertaining to the accounting treatment of the sale of the BluScience assets to NeutriSci. The value of the equity and the senior secured convertible note that the Company received from NeutriSci as part of the purchase price were originally accounted for at the face value of the assets for recognizing a gain on the sale of the BluScience assets. Due to the inability to make a reliably determinable estimate of the fair value of the NeutriSci equity securities and the ultimate collectability of the notes received as consideration, management has determined that the proper accounting for the sale transaction is the cost recovery method. Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets sold has been recovered.  The Company originally accounted for its investment in NeutriSci under the Cost method where it has now been determined that the equity method should have been used. All amendments and restatements to the Financial Statements affected were non-cash in nature.

The Company has determined that the restatements of its Financial Statements resulted from a material weakness in its internal control over financial reporting, specifically related to its process and procedures related to the accounting sale of assets in exchange for non-cash consideration. The Company has developed a remediation plan to address the material weakness.  Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in asset sales and its treatment of equity method investments. The Company will also seek, when necessary, the counsel of experts in accounting on future unusual and non-recurring transactions.

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

Name	Age	Position
Frank Jaksch, Jr.	45	Chief Executive Officer and Director
Thomas Varvaro	44	Chief Financial Officer
Troy Rhonemus	41	Chief Operating Officer
Michael Brauser	58	Co-Chairman of the Board
Barry Honig	42	Co-Chairman of the Board
Stephen A. Block (1)(2)	69	Director
Reid Dabney (1)	62	Director
Hugh Dunkerley (2)	40	Director
Mark S. Germain (3)	63	Director
Glenn L. Halpryn (1)(3)	53	Director
Stephen Allen (2)(3)	64	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Governance Committee.

Board of Directors

The Board currently consists of nine members, eight of whom are independent within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. On December 31, 2013, Mr. Curtis Lockshin resigned from the Board.  Mr. Lockshin’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.  At a meeting held on January 2, 2014, the Board appointed Mr. Stephen Allen to serve as a member of the Company’s Board.  Mr. Allen was appointed to serve on the Board’s Compensation Committee and to serve as chairperson of the Board’s Nominating and Governance Committee.

Listed below are the biographical summaries and ages as of March 20, 2014 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Michael H. Brauser, 58, has served as Co-Chairman of the Board since October 2011 and served on the Compensation Committee of the Company from May 2010 to March 2011.  Mr. Brauser has been the manager of, and an investor with, Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 to 2002, he served as president and chief executive officer of Naviant, Inc. (eDirect, Inc.), an internet marketing company. He also was the founder of Seisant, Inc. (eData.com, Inc.). Mr. Brauser served as co-chairman of the board of directors of InterCLICK (now a part of Yahoo Inc.(NASDAQ: YHOO)), from August 2007 to December 2011.  The Nominating and Corporate Governance Committee believes that Mr. Brauser’s past experience as co-chairman of the board of directors of InterCLICK and as a manager of an investment company bring extensive business and management expertise to the Board.

Barry Honig, 42, has served as Co-Chairman of the Board since October 2011.  Mr. Honig is a specialist in corporate finance and structuring. He served as co-chairman of board of directors of InterCLICK (now a part of Yahoo Inc.(NASDAQ: YHOO)) from August 2007 to December 2011.  Since 2003, Mr. Honig has served as a consultant to numerous emerging growth companies in all stages of the corporate lifecycle from startup through IPO/APO. His expertise includes capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Since 2004, Mr. Honig has served as president and founder of GRQ Consultants Inc., an investor in, and consultant to, early stage companies. From 1998 to 2001, Mr. Honig worked at Ramius Capital trading in distressed equities, arbitrage, long/short and other specialized trading strategies. The Nominating and Corporate Governance Committee believes that Mr. Honig’s past experience as co-chairman of the board of directors of InterCLICK and as a consultant to numerous emerging growth companies bring extensive business and management expertise to the Board.

Frank L. Jaksch Jr., 45, is a co-founder of the Company and has served as a member of Board since February 2000.  Mr. Jaksch served as Chairman of the Board from May 2010 to October 2011 and was its Co-Chairman from February 2000 to May 2010.  Mr. Jaksch currently serves as our Chief Executive Officer. Mr. Jaksch oversees research, strategy and operations for the Company with a focus on scientific and novel products for pharmaceutical and nutraceutical markets.  From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions.  Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business bring an understanding of the industries in which the Company operates as well as scientific expertise to the Board.

Stephen A. Block, 69, has been a director of the Company since October 2007 and Chair of the Compensation Committee and a member of the Audit Committee since October 2007.  From May 2010 to October 2011, Mr. Block served as Lead Independent Director to the Board. Mr. Block is also a director and chair of the nominating and corporate governance committee and a member of the audit committee of Senomyx, Inc. (NASDAQ:SNMX).  He has served on the board of directors of Senomyx, Inc. since 2005. Since September 2013, he has served as a director of GetThis, Corp., a privately held digital media company bringing real-time shopping through a second screen to consumers watching television programming.  Until December 2011, he also served as the chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and, until March 2012, as a director of Allylix, Inc. He served on the boards of directors of these privately held companies since 2008, and 2007, respectively.  Mr. Block retired as senior vice president, general counsel and secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s chief legal officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as senior vice president, general counsel, secretary and director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock & Stroock & Lavan.  Mr. Block currently serves as an industry consultant and as a Managing Director of K5 Venture Partners LLC, an early stage venture capital firm, and its affiliated Orange County accelerator, K5 Launch, and as a member of the executive committee of the Orange County network of Tech Coast Angels, a leading angel investing group.  He is also a managing director of Venture Farm LLC, an early stage venture capital firm, and as a Venture Partner of K5 Launch, an Orange County accelerator. Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School.  The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the chief legal officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 62, has served as a director of the Company and has chaired the Audit Committee since October 2007.  Mr. Dabney is the Company’s audit committee financial expert.  Since September 2012, he has also served as a managing director of Merriman Capital, Inc. From November 2008 to September 2012, he has also served as a managing director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.'s (OTC Markets: CEOS) (a Software As A Service (SaaS) technology provider's) senior vice president and chief financial officer. From July 2003 to November 2005, Mr. Dabney was engaged by CFO911 as a business and financial consultant. From January 2003 to August 2004, Mr. Dabney served as vice president of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California.  Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School. Mr. Dabney also holds Series 7, 24 and 63 licenses from the Financial Industry Regulatory Authority (FINRA).  The Nominating and Corporate Governance Committee believes that Mr. Dabney's experience as chief financial officer of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 40, has served as a director of the Company since December 2005 and has served on the Compensation Committee since May 2010 and has served on the Nominating and Governance Committee from October 2007 to December 2013. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex.  Since September 2013, Mr. Dunkerley has been a Managing Director of Burnham Securities Inc, a New York based investment bank, and has been setting up their new operations in Irvine, CA. Prior to Burnham, Mr. Dunkerley was an EVP, Capital Markets of COR Capital LLC, an investment fund based in Santa Monica, CA. He is a director and sits on the compensation committee for COR Securities Holdings, Inc., the parent company of COR Clearing LLC, a national clearing and settlements firm.  Mr. Dunkerley is also the President and Director of Wealth Assurance Holdings a Bermudian based and listed company that oversees a portfolio of insurance assets in the EU.  Mr. Dunkerley was a Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, from February 2009 to March 2011 where he was active in implementing the Dodd-Frank Wall Street Reform Act, along with the oversight of securities and derivatives portfolios for large money center banks. He was president and chief executive officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October, 2007 to February, 2009. He had served as Cecor's chief operating officer and as vice president of corporate finance starting in June 2006. During 2006 Mr. Dunkerley also served as VP of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies.  Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7, 24, 66 and 79 licenses from FINRA.  The Nominating and Corporate Governance Committee believe that Mr. Dunkerley's experience as the chief executive officer of a public company and his extensive financial market experience qualify him to sit on the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 63, is a co-founder of the Company and has served on the Nominating and Corporate Governance since May 2010. He served on the Audit Committee from October 2007 to May 2010, and as Co-Chairman of the Board from February 2000 to May 2010.  Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, chairman of the board of directors of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He was a partner in a New York law firm practicing corporate and securities law until 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991.  Mr. Germain is currently a director of the following publicly traded companies: Omnimmune Holdings, Inc. (OTC Markets: OMMH), a biotechnology company, Stem Cell Innovations, Inc. (OTC Markets: SCLL), a cell biology company, Collexis Holdings, Inc. (OTC Markets: CLXS), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ: PSTI), a bio-therapeutics company.  During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ:  REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTC Markets: ILNS), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field.  He graduated from New York University School of Law, Order of the Coif, in 1975.  The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Glenn L. Halpryn, 53, has served on the Nominating and Corporate Governance Committee since 2010 and has served as Chairman of the Nominating and Corporate Governance Committee from May 2010 to December 2013.  Mr. Halpryn has also served on the Audit Committee since May 2010.  Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001.  Mr. Halpryn currently serves as a director of Castle Brands Inc. (AMEX: ROX), a developer and international marketer of premium branded spirits and served as a director of Sorrento Therapeutics (OTC Markets:SRNE), a biopharmaceutical company until September 2012.  Mr. Halpryn served as a director of Tiger Media Inc. f/k/a SearchMedia Holdings Limited (NYSE:IDI), a China-based billboard and in-elevator advertising company until June 2011.  From April 2010 until October 2011, Mr. Halpryn served as a director of CDSI Holdings, Inc., a public shell company seeking new business opportunities.  From September 2008 until May 2010, Mr. Halpryn also served as a director of Winston Pharmaceuticals, Inc. (OTC Markets: WPHM), a pharmaceutical company specializing in skin creams and pain medications.  From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. (AMEX: IVD). From June 1987 until April 2012, Mr. Halpryn served as the president of and a beneficial owner of United Security Corporation, a broker-dealer registered with FINRA. The Nominating and Corporate Governance Committee believes that Mr. Halpryn’s past experience as the board member of other public companies bring financial expertise and industry knowledge to the Board.

Stephen Allen, 64, has been a director of the Company since January 2014 and Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee since January 2014.  Until 2009, Mr. Allen worked for Nestlé, at which point he retired from a 30 year career where he served in various sales, marketing and management roles, including 7 years serving in Nestlé’s Mergers and Acquisitions department.  Until 2012, Mr. Allen served on the Advisory Board of Vitamin Angels, an organization focused on eliminating childhood malnutrition in Africa and the Middle East. Currently, Mr. Allen serves as the non-executive Vice Chairman of 6 Pacific group, a Los Angeles based boutique advisory and investment firm.  Mr. Allen also serves as the Managing Partner of California Agricultural Orchards LLC and California Nut Orchards LLC which, along with growing almonds and grapes, manages the assets of high net-worth individuals. Mr. Allen also serves as the President of the Board of the North American Foundation for the University of Leeds where Mr. Allen plays a key role in fundraising efforts.  Mr. Allen received his B.Sc. with honors from the University of Leeds and his M.Sc. at the University of London, School of Hygiene & Tropical Medicine.  The Nominating and Corporate Governance Committee believes that Mr. Allen’s past experience in the nutritional industry bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Executive Officers

Thomas C. Varvaro, 44, has served as the Company’s Chief Financial Officer since January 2004 and Secretary since March 2006.  He also served as a director from March 2006 until May 2010.  Mr. Varvaro is responsible for overseeing all of Company’s operations including all aspects of accounting, information technology, inventory, distribution, and human resources management.  Mr. Varvaro has extensive process mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment.  Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property (IP), contract and employment law.  From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources.  From 1993 to 1998, Mr. Varvaro was employed by Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty products. During his tenure Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products.  Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.

Troy Rhonemus, 41, has served as the Company’s Chief Operating Officer since March 2014 and a Director of New Technology and Supply Chain from January 2013 to February 2014.  Mr. Rhonemus is responsible for overseeing all of Company’s operations including all aspects of sales, marketing, supply chain management, distribution, and new technology development.  Mr. Rhonemus also consults with customers to improve the supply chain management of raw materials to meet government regulations, which includes developing supply chain strategies, auditing manufacturers and developing an understanding of how to manage supplies from countries outside the Unites State.  Mr. Rhonemus has extensive experience in managing operations and supply chain, business strategies, and the roll-out of new processes, technologies and products.  From 2006 to 2012, Mr. Rhonemus held several positions at Cargill, Inc.  As Truvia® Business Process Manager, he served as the product line lead for managing the operations and supply chain of the Truvia® enterprise from leaf to consumer products.  As Technology Manger, Mr. Rhonemus served as technical lead for process and product development for Truvia® consumer products and ingredient business.  From 2004 to 2006, Mr. Rhonemus served as Principal Research Scientist at E&J Gallo Winery, where he developed experimental designs to ensure that all project work was statistically valid in the lab, pilot and production wineries.  From 1998 to 2004, Mr. Rhonemus served as Senior Research Scientist and as Process Technology Manager at Cargill, Inc.  In these positions, Mr. Rhonemus solved technical problems and implemented new technologies into production.  He identified potential tolling facilities, coordinated tolling efforts, directly supervised and developed new processes and solved technical issues in existing business units in Cargill.  Mr. Rhonemus has earned a M.S. in Chemistry and a B.S. in Chemistry from Ball State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 28, 2013 except as follows:  Barry Honig was late in filing two reports for two transactions.

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

Public Availability of Corporate Governance Documents

Our key corporate governance documents, including our Code of Conduct and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are:

•	available on our corporate website at www.chromadex.com; and

•	available in print to any stockholder who requests them from our corporate secretary.

Director Attendance

The Board held 3 meetings during 2013. Each director attended at least 75% of Board meetings and meetings of the committees on which he served.

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

In this context, the Audit Committee has reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended December 28, 2013 (our 2013 fiscal year) and the notes thereto. It has discussed with Marcum, LLP, our independent registered public accounting firm for the 2013 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee also received the written disclosures and the letter from Marcum, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Marcum’s communications by the Audit Committee concerning independence and discussed with Marcum, LLP its independence from us. Based on such review and discussions, the Audit Committee recommended to the Board that our audited consolidated financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and be filed with the SEC.

Submitted by:
The Audit Committee Of The Board of Directors
Reid Dabney (Chairman) Stephen Block Glenn L. Halpryn

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Stephen Block (chairman), Hugh Dunkerley and Stephen Allen.  The Board has determined that:

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three directors: Stephen Allen (chairman), Glenn L. Halpryn and Mark Germain. The Board has determined that all members of the Nominating and Corporate Governance Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

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

Submitted by the Compensation Committee

Stephen A. Block, Chairman

Hugh Dunkerley

Stephen Allen

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2013 should be read together with the compensation tables and related disclosures set forth below.

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

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), each of whom served during the year ended December 28, 2013 as our executive officers.

Name	Year	Salary	Bonus	Stock Awards (1)		Option Awards (2)		All Other Compensation	Total ($)
Frank L. Jaksch Jr.	2013	$225,000	$51,242	-		-		-	$276,242
	2012	$225,000	-	$172,500	(3)	$648,048	(4)	$149	$1,045,697
Thomas C. Varvaro	2013	$175,000	$29,891	-		-		-	$204,891
	2012	$175,000	-	$172,500	(5)	$125,702	(6)	-	$473,202

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards.  These restricted stock awards had both market and service conditions and the awards became vested on the satisfaction of either condition.  The fair values of these restricted stock awards were estimated at the date of award using the Company’s stock price as the service condition prevailed over the market condition.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended December 29, 2012.  See Note 9 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended December 28, 2013 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)
On June 6, 2012, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Jaksch for any reason.  As of December 28, 2013, these shares have not vested.

(4)
On August 28, 2012, Frank L. Jaksch Jr. was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $0.64.  These options expire on August 28, 2022 and 25% of the options vested on August 28, 2013 and the remaining 75% vest 2.083% monthly thereafter.  In addition, on September 15, 2012, Frank L. Jaksch Jr. was granted option awards to purchase certain number of shares of ChromaDex common stock at an exercise price of $0.945, on the condition that Mr. Jaksch terminates certain option awards with exercise prices of $1.50 or higher, which the Company had previously granted.  Mr. Jaksch agreed to terminate previously granted options to purchase 3,075,000 shares of ChromaDex common stock at exercise prices of $1.50 or higher and was newly awarded with options to purchase 1,901,418 shares of ChromaDex common stock at an exercise price of $0.945.  These options expire on September 15, 2022, and 33% of the options vested on September 15, 2013 and the remaining 67% vest 2.778% monthly thereafter.

(5)
On June 6, 2012, Thomas C. Varvaro was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of Mr. Varvaro for any reason.  As of December 28, 2013, these shares have not vested.

(6)
On August 28, 2012, Thomas C. Varvaro was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $0.64.  These options expire on August 28, 2022 and 25% of the options vested on August 28, 2013 and the remaining 75% vest 2.083% monthly thereafter.  In addition, on September 15, 2012, Thomas C. Varvaro was granted option awards to purchase certain number of shares of ChromaDex common stock at an exercise price of $0.945, on the condition that Mr. Varvaro terminates certain option awards with exercise prices of $1.50 or higher, which the Company had previously granted.  Mr. Varvaro agreed to terminate previously granted options to purchase 1,387,512 shares of ChromaDex common stock at exercise prices of $1.50 or higher and was newly awarded with options to purchase 863,511 shares of ChromaDex common stock at an exercise price of $0.945.  These options expire on September 15, 2022, and 33% of the options vested on September 15, 2013 and the remaining 67% vest 2.778% monthly thereafter.

Employment and Consulting Agreements

The material terms of employment agreements with the named executive officers previously entered into by the Company are described below.

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Jaksch Agreement”) with Frank L. Jaksch Jr. The Amended Jaksch Agreement has a three year term, beginning on the date of the Agreement, that automatically renews unless the Amended Jaksch Agreement is terminated in accordance with its terms. The Amended Jaksch Agreement provides for a base salary of $225,000 (subject to an increase of $50,000 in the event the Company’s common stock is listed on a stock exchange), and provides for an annual cash bonus (based on performance targets) of up to 40% of his base salary, and two option grants of 800,000 shares of Common Stock in aggregate. The option grants were awarded on May 20, 2010.

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Jaksch to $275,000 per year and raising the annual cash bonus target for Mr. Jaksch up to 50% of his base salary.  In addition, the Board approved granting 250,000 shares of the Company’s restricted stock, subject to certain vesting provisions to Mr. Jaksch.

The severance terms of the Amended Jaksch Agreement provide that in the event Mr. Jaksch’s employment with the Company is terminated voluntarily by Mr. Jaksch, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 50% of his salary (50% of his salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Jaksch leaves the Company for “Good Reason” he will also be entitled to severance equal to the Maximum Annual Bonus, and he will be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Jaksch provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Jaksch from his obligation to perform such inconsistent duties and to re-assign Mr. Jaksch to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) if, without the consent of Mr. Jaksch, Mr. Jaksch’s normal place of work is or becomes situated more than 50 linear miles from Mr. Jaksch’s personal residence as of the effective date of the Amended Jaksch Agreement, or (C) a failure by the Company to comply with any other material provision of the Amended Jaksch Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Jaksch to the Company, or if such failure is not capable of being cured in such time, a cure shall not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation equal to the lesser of the remainder of the term of the agreement, or up to 12 months paid salary.

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

Employment Agreement with Thomas C. Varvaro

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Varvaro Agreement”) with Thomas C. Varvaro. The Amended Varvaro Agreement has a three year term beginning on the date of the agreement that automatically renews unless the Amended Varvaro Agreement is terminated in accordance with its terms. The Amended Varvaro Agreement provides for a base salary of $175,000 (subject to an increase of $50,000 in the event the Company’s common stock is listed on a stock exchange), and provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary, and provides for two option grants of 400,000 shares of Common Stock in aggregate. The option grants were awarded on May 20, 2010.

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target for Mr. Varvaro up to 40% of his base salary.  In addition, the Board approved granting 250,000 shares of the Company’s restricted stock, subject to certain vesting provisions to Mr. Varvaro.

The severance terms of the Amended Varvaro Agreement provide that in the event Mr. Varvaro’s employment with us is terminated voluntarily by Mr. Varvaro he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 40% of his salary (40% of this salary being the “Maximum Annual Bonus”) for the year of termination. In addition, if Mr. Varvaro leaves the Company for Good Reason he will also be entitled to severance equal to the Maximum Annual Bonus, and he shall be deemed to have been employed for the entirety of such year. “Good Reason” means any of the following: (A) the assignment of duties materially inconsistent with those of other employees in similar employment positions, and Mr. Varvaro provides written notice to the Company within 60 days of such assignment that such duties are materially inconsistent with those duties of such similarly-situated employees and the Company fails to release Mr. Varvaro from his obligation to perform such inconsistent duties and to re-assign Mr. Varvaro to his customary duties within 20 business days after the Company’s receipt of such notice; or (B) the termination of Frank Jaksch as the Company’s Chief Executive Officer either by the Company without “Cause” or by the Mr. Jaksch for “Good Reason,” and Mr. Varvaro provides written notice within 60 days of such termination, or (C) a failure by the Company to comply with any other material provision of the Amended Varvaro Agreement which has not been cured within 60 days after notice of such noncompliance has been given by Mr. Varvaro to the Company, or if such failure is not capable of being cured in such time, a cure will not have been diligently pursued by the Company within such 60 day period. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation equal to the lesser of the remainder of his agreement or 12 months paid salary.

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

Employment Agreement with Troy Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Troy Rhonemus. The Rhonemus Agreement has a one year term beginning on the date of the agreement that automatically renews unless the Rhonemus Agreement is terminated in accordance with its terms. The Rhonemus Agreement provides for a base salary of $180,000, and provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary (30% of this salary being the “Maximum Annual Bonus”), and provides for option grants of 250,000 shares of Common Stock. The option grants were awarded on February 21, 2014.

The severance terms of the Rhonemus Agreement provide that in the event Mr. Rhonemus’ employment with us is terminated voluntarily by Mr. Rhonemus, he will be entitled to any accrued but unpaid base salary and any accrued but unpaid welfare and retirement benefits. In addition, if Mr. Rhonemus leaves the Company for Good Reason he will also be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary.   “Good Reason” means a failure by the Company to comply with any other material provision of the Rhonemus Agreement which has not been cured within 60 days after notice of such failure has been given by Mr. Rhonemus to the Company, or if such failure is not capable of being cured in such time, a cure will not have been diligently pursued by the Company within such 60 day period.

In the event Mr. Rhonemus is terminated as a result of his death or disability he will be entitled to his accrued but unpaid base salary, and, notwithstanding any policy of the Company to the contrary, any annual bonus that would be due to him for the fiscal year in which termination pursuant to death or disability occurs will be prorated to Mr. Rhonemus (or his estate, as the case may be) at the time Mr. Rhonemus would have received such bonus had he remained an employee of the Company.

In the event that Mr. Rhonemus is terminated by the Company for “Cause” (as defined in the Rhonemus Agreement), he will only be entitled to his accrued but unpaid base salary, and any accrued but unpaid welfare and retirement benefits.

In the event that Mr. Rhonemus is terminated due to a “Cessation of Business” (as defined in the Rhonemus Agreement), Mr. Rhonemus will be entitled to a lump sum payment of (i) base salary until the last to occur of (A) the expiration of the remaining portion of the initial term or the then applicable renewal term, as the case may be, or (B) the expiration of the 12-month period commencing on the date Employee is terminated, and (ii) the Maximum Annual Bonus.

In the event the Company terminates Mr. Rhonemus’ employment “without Cause,” Mr. Rhonemus will be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary, or, if Mr. Rhonemus enters into a standard separation agreement, Mr. Rhonemus will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided until the expiration of the term or renewal term then in effect, however, that in the case of medical and dental insurance, until the expiration of 12 months from the date of termination.

2013 Director Compensation

From time to time, non-employee directors receive a stock award or a grant of options to buy our common stock. These stock awards and options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number shares awarded or the number of options granted and the vesting conditions are determined by the Compensation Committee of the Board of Directors. During the year ended December 28, 2013, the non-employee directors did not receive a stock award or a grant of options to buy our common stock.

Subsequent to the year ended December 28, 2013, the Company awarded shares of the Company’s restricted stock, subject to certain vesting provisions, to the Company’s independent members of the board of directors as follows: Michael H. Brauser 250,000 shares; Barry Honig 250,000 shares, Stephen Block 50,000 shares, Reid Dabney 10,000 shares; Hugh Dunkerley 10,000 shares; Mark S. Germain 10,000 shares; and Glenn L. Halpryn 10,000 shares.

The following table provides information concerning compensation of our directors who were directors for the fiscal year ended December 28, 2013. For the fiscal year ended December 28, 2013, the Company did not provide compensations to directors.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael H. Brauser(1)	-	-	-	-	-	-	-
Barry Honig(2)	-	-	-	-	-	-	-
Stephen Block(3)	-	-	-	-	-	-	-
Reid Dabney(4)	-	-	-	-	-	-	-
Hugh Dunkerley(5)	-	-	-	-	-	-	-
Mark S. Germain(6)	-	-	-	-	-	-	-
Glenn L. Halpryn(7)	-	-	-	-	-	-	-
Curtis Lockshin(8)	-	-	-	-	-	-	-
Frank L. Jaksch Jr.(9)	-	-	-	-	-	-	-

(1)	Michael H. Brauser held an aggregate of 166,738 option awards as of December 28, 2013.
(2)	Barry Honig held an aggregate of 125,000 option awards as of December 28, 2013.
(3)	Stephen Block held an aggregate of 444,981 option awards as of December 28, 2013.
(4)	Reid Dabney held an aggregate of 550,200 option awards as of December 28, 2013.
(5)	Hugh Dunkerley held an aggregate of 418,275 option awards as of December 28, 2013.
(6)	Mark S. Germain held an aggregate of 683,524 option awards as of December 28, 2013.
(7)	Glenn L. Halpryn held an aggregate of 189,309 option awards as of December 28, 2013.
(8)	Curtis Lockshin held an aggregate of 113,151 option awards as of December 28, 2013. On December 31, 2013, Curtis Lockshin resigned from the Board.
(9)	Frank L. Jaksch Jr. held an aggregate of 3,626,418 option awards as of December 28, 2013.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options and restricted stock granted to our named executive officers outstanding as of December 28, 2013.

Outstanding Stock Options at 2013 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	300,000	—		—	1.50	12/1/2016
	700,000	—		—	1.50	4/21/2018
	150,000	—		—	1.50	4/21/2018
	100,000	—		—	0.50	5/13/2019
	89,583	10,417	(1)	—	1.70	5/20/2020
	80,729	44,271	(2)	—	1.54	5/10/2021
	83,333	166,667	(3)	—	0.64	8/28/2022
	792,258	1,109,160	(4)	—	0.945	9/15/2022
Thomas C. Varvaro	240,000	—		—	1.00	1/19/2014
	10,000	—		—	1.00	1/19/2014
	250,000	—		—	1.50	12/1/2016
	100,000	—		—	1.50	4/21/2018
	75,000	—		—	0.50	5/13/2019
	336,700	—		—	1.545	5/20/2020
	67,188	7,812	(5)	—	1.545	5/20/2020
	2,769	1,519	(6)	—	1.54	5/10/2021
	66,667	133,333	(7)	—	0.64	8/28/2022
	359,796	503,715	(8)	—	0.945	9/15/2022

(1)	2,083 of Mr. Jaksch’s options vest on 20th of every month through May 20, 2014.
(2)	2,604 of Mr. Jaksch’s options vest on 10th of every month through May 10, 2015.
(3)	5,208 of Mr. Jaksch’s options vest on 28th of every month through August 28, 2016.
(4)	52,817 of Mr. Jaksch’s options vest on 15th of every month September 15, 2015.
(5)	1,563 of Mr. Varvaro’s options vest on 20th of every month through May 20, 2014.
(6)	89 of Mr. Varvaro’s options vest on 10th of every month through May 10, 2015.
(7)	4,167 of Mr. Varvaro’s options vest on 28th of every month through August 28, 2016.
(8)	23,986 of Mr. Varvaro’s options vest on 15th of every month through September 15, 2015.

Outstanding Restricted Stock at 2013 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Frank L. Jaksch Jr.	—	—	250,000	(2)	$400,000
Thomas C. Varvaro	—	—	250,000	(3)	$400,000

(1)
The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on December 28, 2013.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 20, 2014, there were approximately 106,149,101 shares of our common stock outstanding.   The following table sets forth certain information regarding our common stock, beneficially owned as of March 20, 2014, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after March 20, 2014 are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Aggregate Percentage Ownership

Dr. Phillip Frost (3)	15,252,937	14.37%
Black Sheep, FLP (4)	6,225,155	5.86%
Directors
Michael H. Brauser (5)	8,658,088	8.14%
Barry Honig (6)	8,340,216	7.85%
Stephen Block (7)	494,981	*
Reid Dabney (8)	560,200	*
Hugh Dunkerley (9)	428,275	*
Mark S. Germain (10)	693,524	*
Glenn L. Halpryn (11)	1,470,737	1.38%
Stephen Allen (12)	50,000	*
Frank L. Jaksch Jr. (13)	10,847,580	9.97%
Named Executive Officers
Frank L. Jaksch Jr., Chief Executive Officer	(See above)
Thomas C. Varvaro, Chief Financial Officer (14)	1,906,478	1.77%
Troy Rhonemus, Chief Operating Officer (15)	125,000	*
All directors and executive officers as a group
(9 Directors plus Chief Financial Officer
and Chief Operating Officer) (16)	33,575,079	29.74%

*	Represents less than 1%.

(1)	Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; and Black Sheep, FLP 6 Palm Hill Drive, San Juan Capistrano, CA 92675.

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

(3)
Includes 5,852,937 shares of common stock held by Frost Gamma Investments Trust and 9,400,000 shares of common stock held by Phillip and Patricia Frost Philanthropic Foundation, Inc. Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust.  Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.  Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation.  Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Phillip Frost is President of Phillip and Patricia Frost Philanthropic Foundation, Inc.  Dr. Frost is a stockholder and chairman of the board of Ladenburg Thalmann Financial Services, Inc. (NYSE:LTS), parent company of Ladenburg Thalmann & Co., Triad Advisors, Inc. and Investacorp Inc., each registered broker-dealers.

(4)
Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.

(5)
Direct ownership of (i) 1,143,498 shares of common stock; and (ii) through Michael & Betsy Brauser TBE, 3,626,428 shares of common stock.  Indirect ownership through (i) 628,570 Shares held by Grander Holdings, Inc. 401K Profit Sharing Plan of which Mr. Brauser is a trustee; (ii) 342,857 Shares held by the Brauser 2010 GRAT of which Mr. Brauser is a trustee; (iii) 342,857 Shares held by Birchtree Capital, LLC of which Mr. Brauser is the manager; (iv) 1,692,856 Shares held by BMB Holdings, LLLP of which Mr. Brauser is the manager of its general partner; and (v) 714,284 Shares held by Betsy Brauser Third Amended Trust Agreement beneficially owned by Mr. Brauser's spouse which are disclaimed by him.  Includes 166,738 stock options exercisable within 60 days.

(6)
Direct ownership of 4,824,959 shares of common stock.  Indirect ownership includes (i) 230,000 Shares owned by GRQ Consultants, Inc. Defined Benefits Plan for the benefit of Mr. Honig; (ii) 966,786 Shares owned by GRQ Consultants, Inc. 401K of which Mr. Honig is the beneficiary; (iii) 2,103,571 Shares owned by GRQ Consultants Inc. Roth 401K FBO Renee Honig, Mr. Honig's spouse, of which Mr. Honig has voting and investment power and disclaims beneficial ownership; and (iv) 89,900 shares Shares owned by GRQ Consultants, Inc., of which Mr. Honig is the President.  Includes 125,000 stock options exercisable within 60 days.

(7)	Includes 444,981 stock options exercisable within 60 days.

(8)	Includes 550,200 stock options exercisable within 60 days.

(9)	Includes 418,275 stock options exercisable within 60 days.

(10)
Includes 683,524 stock options exercisable within 60 days. Does not include 2,053,995 shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.

(11)
Direct ownership of 10,000 shares of common stock.  Indirect ownership through IVC Investors, LLLP (in which Glenn Halpryn has an interest) of 1,271,428 shares of common stock. Glenn Halpryn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Includes 189,309 stock options exercisable within 60 days.

(12)	Includes 50,000 stock options exercisable within 60 days.

(13)
Includes 1,429,000 shares owned by the FMJ Family Limited Partnership, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 589,165 shares directly owned by Mr. Jaksch Jr. Includes 2,604,260 stock options exercisable within 60 days.

(14)	Includes 1,402,978 stock options exercisable within 60 days.

(15)	Includes 125,000 stock options exercisable within 60 days.

(16)	Includes 6,760,265 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 28, 2013:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	13,160,955	$1.08	6,953,940	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	13,160,955	$1.08	6,953,940	(1)

(1)
Pursuant to our Second Amended and Restated 2007 Equity Incentive Plan, we are authorized to issue shares under this plan that total no more than 20% of our shares of common stock issued and outstanding, as determined on a fully diluted basis.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On February 9, 2012, the Company and Opko Health, Inc. (“OPKO”) entered into a license, supply and distribution agreement.  Pursuant to this agreement, the Company has licensed to OPKO certain new product offerings and health care technologies for distribution and business development throughout Latin America.  As of December 28, 2013, there were no transactions between the Company and OPKO under this agreement, but the initial products to be commercialized is our proprietary product pterostilbene.  On July 10, 2012, the Company and OPKO entered into another agreement, pursuant to which OPKO was retained to serve as management consultant and advisor to the Company.  That agreement expired on October 10, 2012. As a consideration for the services, the Company granted OPKO 500,000 shares of its common stock. The fair value of this stock award was $320,000 and was measured using the Company’s stock price on the date of award.  The expense was amortized over the three month period which the services had been provided.  Dr. Phillip Frost, who beneficially owns 15,252,937 shares of the Company’s common stock, or 14.5% of the Company’s outstanding shares as of December 28, 2013, is Chairman of the Board and Chief Executive Officer of OPKO.

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

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Michael H. Brauser, Barry Honig, Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain, Glenn L. Halpryn and Stephen Allen has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the independence standards because of he is the Chief Executive Officer of our Company.

Item 14.                      Principal Accounting Fees and Services

Audit Fees

For the fiscal year ending December 29, 2012 and the subsequent period through December 11, 2013, McGladrey, LLP was the Company’s independent registered public accounting firm.  On December 11, 2013, the Audit Committee of the Board approved the dismissal of McGladrey LLP as the Company’s independent registered public accounting firm.  On December 26, 2013, the Audit Committee of the Board engaged Marcum LLP as its independent registered public accounting firm for the Company’s fiscal year ending December 28, 2013.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 28, 2013 and December 29, 2012

McGladrey, LLP	2013	2012
Audit Fees (1)	$37,500	$151,900
Audit-Related Fees (2)	$105,600	$78,000
Tax Fees (3)	$37,000	$37,000
All Other Fees	$—	$—

Marcum, LLP	2013	2012
Audit Fees	$100,000 (4)	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.

(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.

(3)	Tax fees consist of fees for tax compliance matters.
(4)	The amount represents an estimated amount from the engagement letter of the Company’s current auditors and not the final billed amount associated with the audit of the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of March 2014.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR. Frank L. Jaksch Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 27, 2014
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 27, 2014
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ MICHAEL BRAUSER	Co-Chairman of the Board and Director	March 27, 2014
Michael Brauser

/s/ BARRY C. HONIG	Co-Chairman of the Board and Director	March 27, 2014
Barry C. Honig

/s/ STEPHEN BLOCK	Director	March 27, 2014
Stephen Block

/s/ REID DABNEY	Director	March 27, 2014
Reid Dabney

/s/ GLENN L. HALPRYN	Director	March 27, 2014
Glenn L. Halpryn

/s/ STEPHEN ALLEN	Director	March 27, 2014
Stephen Allen

/s/ HUGH DUNKERLEY	Director	March 27, 2014
Hugh Dunkerley

/s/ MARK S. GERMAIN	Director	March 27, 2014
Mark S. Germain

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.5
Form of Warrant to Purchase Shares of Common Stock of ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2008)

4.6
Form of Warrant under the Subscription Agreement, dated as of April 22, 2010 (incorporated by reference from, and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 26, 2010)

4.7
Form of Registered Direct Agreement, dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2012)

4.8
Form of Purchase Agreement dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on February 1, 2012)

10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Employment Agreement dated as of October 27, 2010, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8
Amendment to Employment Agreement, dated as of March 14, 2011, between ChromaDex, Inc. and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011)+

10.9
Separation and Release Agreement, dated as of February 13, 2012 between ChromaDex Corporation and William F. Spengler (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2012)+

10.10
Employment Agreement, dated as of February 7, 2012 between ChromaDex Corporation and Jeffrey Himmel (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012)+

10.11
Separation and Release Agreement, dated as of June 11, 2012 between ChromaDex Corporation and Jeffrey Himmel (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)+

10.12
Employment Agreement, dated as of February 21, 2012 between ChromaDex Corporation and Debra Heim (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2012)+

10.13
Separation and Release Agreement, dated as of June 11, 2012 between ChromaDex Corporation and Debra Heim (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)+

10.14
Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.15
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.17
Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.18
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.19
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.20
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.21
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.22
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation Beteiligungsgesellshaft mbH, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.23
License Agreement, effective September 15, 2005 between L&J Becvar, L.P. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.24
Patent License Agreement between the Board of Regents of The University of Texas Systems and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.25
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.26
Promissory Note, dated June 18, 2008 between ChromaDex, Inc. as borrower and Bayer Innovation GmbH as lender (incorporated by reference from, and filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.27
Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.28
Subscription Agreement, dated November 29, 2009, between Jinke Group (Hong Kong) Ltd and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)

10.29
Subscription Agreement, dated April 22, 2010, between ChromaDex Corporation and the subscribers listed on the signature pages thereto (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2010)

10.30
Placement Agency Agreement, dated as of January 31, 2012 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2012)

10.31
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.32
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.33
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.34
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.35
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2012)*

10.36
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)*

10.37
Asset Purchase and Sale Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.38
Senior Secured Convertible Promissory Note, dated as of March 28, 2013, by NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.39
Security Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.40
Subsidiary Guaranty, dated as of March 28, 2013, executed by Britlor Health and Wellness, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.41
Royalty Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.42
Sales Confirmation and Contract, dated as of March 28, 2013, by and Between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.43
Niagen Supply Agreement, dated July 9, 2013, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.44
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 21, 2013)*

10.45
Form of Subscription Agreement, dated October 17, 2013, between ChromaDex Corporation and the subscribers (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2013)

16.1
Letter from McGladrey LLP, Independent Registered Public Accounting Firm, dated December 17, 2013 re change in certifying accountant (incorporated by reference from, and filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2013)

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)
23.1	Consent of McGladrey, LLP, Independent Registered Public Accounting Firm❖
23.2	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
 _________
❖	Filed herewith.
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