Form 10-Q
period 2014-03-29
ChromaDex Corp.
filed 2014-05-08
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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
Yes ___  No   X

Number of shares of common stock of the registrant: 106,149,101 outstanding as of May 7, 2014.

CHROMADEX CORPORATION

2014 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
March 29, 2014 and December 28, 2013
	March 29, 2014	December 28, 2013
Assets

Current Assets
Cash	$1,924,538	$2,261,336
Trade receivables, less allowance for doubtful accounts and returns
March 29, 2014 $16,000; December 28, 2013 $9,000	1,667,441	838,793
Other receivable	-	215,000
Inventories	2,492,777	2,204,125
Prepaid expenses and other assets	336,046	271,445
Total current assets	6,420,802	5,790,699

Leasehold Improvements and Equipment, net	1,025,690	1,063,239

Other Noncurrent Assets
Deposits	52,508	43,460
Long-term investment in affiliate	773,801	1,887,844
Intangible assets, net	199,017	201,650
Total other noncurrent assets	1,025,326	2,132,954

Total assets	$8,471,818	$8,986,892

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,922,069	$1,440,910
Accrued expenses	731,601	656,707
Current maturities of capital lease obligations	136,090	138,887
Customer deposits and other	389,024	546,044
Deferred rent, current	57,600	55,586
Total current liabilities	3,236,384	2,838,134

Capital lease obligations, less current maturities	249,793	280,342

Deferred rent, less current	191,163	202,965

Total liabilities	3,677,340	3,321,441

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding March 29, 2014 104,559,101 and
December 28, 2013 104,524,738 shares	104,559	104,525
Additional paid-in capital	40,674,072	39,697,063
Accumulated deficit	(35,984,153)	(34,136,137)
Total stockholders' equity	4,794,478	5,665,451

Total liabilities and stockholders' equity	$8,471,818	$8,986,892

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended March 29, 2014 and March 30, 2013

	March 29, 2014	March 30, 2013

Sales, net	$3,074,138	$2,334,566
Cost of sales	2,089,130	1,661,726

Gross profit	985,008	672,840

Operating expenses:
Sales and marketing	464,567	729,424
General and administrative	2,337,663	1,359,901
Loss from investment in affiliate	21,543	-
Operating expenses	2,823,773	2,089,325

Operating loss	(1,838,765)	(1,416,485)

Nonoperating income (expense):
Interest income	640	204
Interest expense	(9,891)	(7,791)
Nonoperating expenses	(9,251)	(7,587)

Net loss	$(1,848,016)	$(1,424,072)

Basic and Diluted loss per common share	$(0.02)	$(0.02)

Basic and Diluted weighted average common shares outstanding	106,076,361	94,626,120

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Month Period Ended March 29, 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 28, 2013	104,524,738	$104,525	$39,697,063	$(34,136,137)	$5,665,451

Exercise of stock options	34,363	34	27,066	-	27,100

Share-based compensation	-	-	949,943	-	949,943

Net loss	-	-	-	(1,848,016)	(1,848,016)

Balance, March 29, 2014	104,559,101	$104,559	$40,674,072	$(35,984,153)	$4,794,478

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 29, 2014 and March 30, 2013
	March 29, 2014	March 30, 2013
Cash Flows From Operating Activities
Net loss	$(1,848,016)	$(1,424,072)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	50,919	79,184
Amortization of intangibles	7,633	4,964
Share-based compensation expense	999,661	351,590
Gain on sale of equipment	(103)	-
Loss from investment in affiliate	21,543	-
Changes in operating assets and liabilities:
Trade receivables	(828,648)	971,153
Other receivable	215,000	-
Inventories	(288,652)	164,322
Prepaid expenses and other assets	(123,367)	(86,181)
Accounts payable	481,159	(683,152)
Accrued expenses	74,894	(72,190)
Customer deposits and other	(157,020)	4,201
Deferred rent	(9,788)	(15,621)
Net cash used in operating activities	(1,404,785)	(705,802)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(14,623)	(7,428)
Purchase of intangible assets	(5,000)	(40,000)
Proceeds from sale of assets	-	500,000
Proceeds from sale of equipment	1,356	-
Proceeds from investment in affiliate	1,092,500	-
Net cash provided by investing activities	1,074,233	452,572

Cash Flows From Financing Activities
Proceeds from exercise of stock options	27,100	6,769
Proceeds from exercise of warrants	-	716,999
Principal payments on capital leases	(33,346)	(23,962)
Net cash provided by (used in) financing activities	(6,246)	699,806

Net (decrese) increase in cash	(336,798)	446,576

Cash Beginning of Period	2,261,336	520,000

Cash Ending of Period	$1,924,538	$966,576

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,891	$7,791

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$-	$116,122

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services rendered in prior period	$-	$14,560
Changes in stock awards issued for future services	$49,718	$182,502

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$-	$3,526,677
Liabilities transferred	$-	$368,873
Carrying value of long-term investment in affiliate, net of $500,000 cash proceeds and $500,000 receivable	$-	$2,157,804

See Notes to Condensed Consolidated Financial Statements.

Note 1.                      Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 29, 2014 and results of operations and cash flows for the three months ended March 29, 2014 and March 30, 2013. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 28, 2013 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2014. Operating results for the three months ended March 29, 2014 are not necessarily indicative of the results to be achieved for the full year ending on January 3, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 28, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2.                      Nature of Business and Liquidity

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

Liquidity:  The Company has incurred a loss from operations of approximately $1,839,000 and a net loss of approximately $1,848,000 for the three-month period ended March 29, 2014.  As of March 29, 2014, cash totaled approximately $1,925,000.  By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through March, 2015.  If the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative expenses.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 3.                      Significant Accounting Policies

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company's fiscal year ends on the Saturday closest to December 31, and the Company’s normal fiscal quarters end on the Saturday 13 weeks after the last fiscal year end or fiscal quarter end.  Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date.  The fiscal year 2014 will include 53 weeks instead of the normal 52 weeks, and will end on January 3, 2015.

Changes in accounting estimate: During the three-month period ended March 29, 2014, the Company evaluated assumptions for estimating the fair value of the Company’s stock options.  The Company uses the Black-Scholes based option valuation model, which requires assumptions on (i) volatility, (ii) expected dividends, (iii) expected term and (iv) risk-free rate.  While evaluating the assumptions on volatility, the Company determined that the historical volatility the Company’s common stock needs to be considered when estimating the expected volatility.  Previously, the Company calculated expected volatility based on publicly held companies in similar industries and did not consider the historical volatility of the Company’s common stock, as the historical measurement period that was available to compute the volatility rate of the Company’s common stock was shorter than the expected life of the options.

For the stock options granted during the three-month period ended March 29, 2014, the Company calculated expected volatility rate based on the combined volatility of publicly held companies in similar industries and the historical volatility of the Company’s common stock.  A 20% weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock covers only the period since June 2008 in a thinly traded market.  The weighted average expected volatility for the stock options granted during the three-month period ended March 29, 2014 using this revised calculation method was approximately 70%.  The weighted average expected volatility would have been approximately 31%, if we calculated based on only publicly held companies in similar industries.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of March 29, 2014 and December 28, 2013 are as follows:

	March 29, 2014	December 28, 2013
Reference standards	$1,772,865	$1,769,160
Bulk ingredients	980,912	694,965
	2,753,777	2,464,125
Less valuation allowance	261,000	260,000
	$2,492,777	$2,204,125

Earnings per share: Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of common stock options for the three-month period ending in March 29, 2014 and common stock options and warrants for the three-month period ending in March 30, 2013.  For all periods presented, the basic and diluted shares reported are equal because the common share equivalents are anti-dilutive.  Below is a tabulation of the potentially dilutive securities that were “in the money” for the three-month periods ended March 29, 2014 and March 30, 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013
Basic weighted average common shares outstanding	106,076,361	94,626,120
Warrants and options in the money, net	4,855,625	3,298,337
Weighted average common shares outstanding assuming dilution	110,931,986	97,924,457

Total warrants and options that were not “in the money” at March 29, 2014 and March 30, 2013 were approximately 65,000 and 12,338,000, respectively.

Note 4.                      Investment in Affiliate

During the year ended December 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. (“NeutriSci”) and consummated the sale of BluScience consumer product line to NeutriSci.  The Company is using the cost recovery method to account the sale transaction, which was estimated at approximately $3,157,804.  The consideration received consisted of following: (a) a $1,000,000 cash payment; (b) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock); and (c) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at the date of the transaction.

The Company has previously applied the equity method of accounting due to a significant influence that it had obtained from the financial instruments noted above, and the carrying value, which includes the Senior Note, was reflected as long-term investment in affiliate in the Company’s consolidated balance sheet at the date of transaction.  The initial carrying value of this investment recognized at the date of transaction was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.  The 669,708 shares of Series I Preferred Shares and the senior convertible secured note were accounted for as one long-term investment in NeutriSci.  Under the cost recovery method, no gain on the sale will be recognized until the Company’s cost basis in the net assets transferred has been recovered.

Sale of Senior Secured Convertible Note

On December 30, 2013, the Company assigned the Senior Note to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fee of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party a number of shares of preferred stock of NeutriSci having a value of $500,000 upon the earlier of (a) December 31, 2014; or (b) the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There is no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC (“Palladium”), a placement agent, a cash fee of $150,000 and agreed to transfer to Palladium a number of shares of preferred stock of NeutriSci having a value of $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  The net proceeds received from the assignment of the Senior Note have been charged against the carrying value of the long-term investment in affiliate.  As of March 29, 2014, the Company has not transferred preferred stock of NeutriSci to either the unrelated party or Palladium.

Subsequent to the consummation of the sale of BluScience consumer product line, NeutriSci has issued additional 950 shares of Series I Preferred Shares pursuant to anti-dilution provision.  As of March 29, 2014, the Company holds a total of 670,658 shares of Series I Preferred Shares.

Loss of Significant Influence

As a result of the assignment of the Senior Note described above, the Company no longer has a significant influence on NeutriSci as of December 30, 2013.  As a result, the Company has discontinued applying equity method of accounting and has applied cost method of accounting from December 30, 2013.  The adjusted carrying amount as of December 30, 2013 became the new cost figure for the investment and no retrospective adjustments to the financial statements have been made.

The Company had elected to record equity method adjustments in losses on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely matter.  The equity method adjustment for the previously unaccounted NeutriSci’s operations from October 1, 2013 to December 31, 2013 is recorded during the three-month period ended March 29, 2014, and is incorporated into the adjusted carrying amount of the investment.

Sales, gross profit, net loss of NeutriSci for the three months ended December 31, 2013 and the changes in carrying value and the Company ownership percentage through December 30, 2013 are summarized as follows:

	December 31, 2013
Sales	$60,575
Gross profit	33,619
Net loss	$(435,208)

Changes in Carrying Value and Ownership Percentage for ChromaDex Corporation
	Carrying Value	Ownership Percentage
At December 28, 2013	$1,887,844	4.9%

Company's share of NeutriSci's loss
for the three-month period ended December 31, 2013;
previously not recognized due to a three-month lag	(21,543)	-

Proceeds from assignment of the Senior Note	(1,092,500)	-

At December 30, 2013	$773,801	4.9%

Valuation assessment of Investment

As of March 29, 2014, the Company has determined that there is no other-than-temporary impairment of the carrying amounts of its investment in NeutriSci.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

Note 5.                      Share-Based Compensation

5A. Employee Share-Based Compensation

Stock Option Plans

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the three months ended March 29, 2014.

Three Months Ended March 29, 2014
Expected volatility	69.64%
Expected dividends	0.00%
Expected term	5.6 years
Risk-free rate	1.75%

The weighted average fair value of options granted during the three months ended March 29, 2014 was $1.10.

Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees.  These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity at March 29, 2014 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	12,113,655	$1.06

Options Granted	485,000	1.76
Options Classification from Employee to Non-Employee	(113,151)	0.76
Options Exercised	(34,363)	0.79
Options Expired	(253,900)	1.00
Options Forfeited	(31,037)	0.96
Outstanding at March 29, 2014	12,166,204	$1.10	7.43	$9,163,000

Exercisable at March 29, 2014	8,382,357	$1.14	6.84	$5,977,000

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.85 on the last day of business for the period ended March 29, 2014.

As of March 29, 2014, there was approximately $1,545,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 1.93 years as of March 29, 2014.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at March 29, 2014 and changes during the three months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 28, 2013	500,000	$0.69

Granted	1,090,000	1.41
Vested	-	-
Forfeited	-	-
Unvested shares at March 29, 2014	1,590,000	$1.18

Expected to Vest as of March 29, 2014	1,590,000	$1.18

On January 2, 2014, the Company awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  The fair values of these restricted stock awards were estimated at the date of award using the Company’s stock price as the service condition prevailed over the market condition.  The expense related the restricted stock award will be amortized over the period of 6 months through July 1, 2014, as the requisite service period is 6 months and the earliest date the shares are eligible to vest is July 1, 2014. The market condition after July 1, 2014 is non-substantive.

As of March 29, 2014, there was approximately $798,000 of total unrecognized expense related to restricted stock awards granted.  That cost is expected to be recognized by July 1, 2014.

For employee share-based compensation, the Company recognized share-based compensation expense of approximately $950,000 and $287,000 in general and administrative expenses in the statement of operations for the three months ended March 29, 2014 and March 30, 2013.

5B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at March 29, 2014 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	847,300	$1.44

Options Granted	-	-
Options Classification from Employee to Non-Employee	113,151	0.76
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at March 29, 2014	960,451	$1.36	5.83	$466,441

Exercisable at March 29, 2014	960,451	$1.36	5.83	$466,441

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.85 on the last day of business for the period ended March 29, 2014.

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $50,000 and $65,000 in general and administrative expenses in the statement of operations for the three months ended March 29, 2014 and March 30, 2013.

Note 6.                      Business Segmentation

Since the year ended December 28, 2013, the Company has generated significant revenue from its ingredients operations and has made operational changes, including changes in the organizational structure to support the ingredients operations.  As a result, on December 29, 2013, the Company began segregating its financial results for ingredients operations, and has following three reportable segments.

•
Core standards, and contract services segment includes supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, reference materials, and related contract services.

•
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

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

	Core Standards and		Scientific and
Three months ended	Contract Services	Ingredients	Regulatory
March 29, 2014	segment	segment	Consulting segment	Other	Total

Net sales	$1,735,883	$1,136,309	$201,946	$-	$3,074,138
Cost of sales	1,193,635	718,177	177,318	-	2,089,130

Gross profit	542,248	418,132	24,628	-	985,008

Operating expenses:
Sales and marketing	212,775	239,960	11,832	-	464,567
General and administrative	-	-	-	2,337,663	2,337,663
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	212,775	239,960	11,832	2,359,206	2,823,773

Operating income (loss)	$329,473	$178,172	$12,796	$(2,359,206)	$(1,838,765)

	Core Standards		Scientific and
Three months ended	and Contract Services	Ingredients	Regulatory Consulting
March 30, 2013	segment	segment	segment	Other	Total

Net sales	$1,573,561	$577,953	$243,338	$(60,285)	$2,334,566
Cost of sales	1,151,540	362,443	146,788	955	1,661,726

Gross profit (loss)	422,020	215,510	96,550	(61,240)	672,840

Operating expenses:
Sales and marketing	384,943	211,834	1,488	131,159	729,424
General and administrative	-	-	-	1,359,901	1,359,901
Operating expenses	384,943	211,834	1,488	1,491,060	2,089,325

Operating income (loss)	$37,077	$3,676	$95,062	$(1,552,300)	$(1,416,485)

	Core Standards and		Scientific and
	Contract Services	Ingredients	Regulatory
At March 29, 2014	segment	segment	Consulting segment	Other	Total

Total assets	$2,934,128	$2,253,549	$147,448	$3,136,693	$8,471,818

	Core Standards and		Scientific and
	Contract Services	Ingredients	Regulatory
At December 28, 2013	segment	segment	Consulting segment	Other	Total

Total assets	$2,952,270	$1,083,856	$139,765	$4,811,001	$8,986,892

Note 7.                      Commitments and Contingencies

Capitalized Lease Obligation

The Company has entered into a financing transaction to purchase laboratory equipment subsequent to March 29, 2014.  Under the lease terms, the Company will make monthly future lease payments, including interest, of approximately $5,000 for 60 months, for a total payment of approximately $271,000.  The Company will record a capital lease of approximately $223,000.  The equipment will be utilized in our core standards and contract services segment.

Employment Agreement with Troy Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Mr. Troy Rhonemus pursuant to which Mr. Rhonemus was appointed to serve as the Chief Operating Officer of the Company.  Upon termination, Mr. Rhonemus will receive severance payments per the terms of the Rhonemus Agreement.  The key terms of the Rhonemus Agreement, including the severance terms are as follows:

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

The severance terms of the Rhonemus Agreement provide that in the event Mr. Rhonemus’ employment with us is terminated voluntarily by Mr. Rhonemus, he will be entitled to any accrued but unpaid base salary and any accrued but unpaid welfare and retirement benefits up to the termination date.  In addition, if Mr. Rhonemus leaves the Company for “Good Reason” (as defined in the Rhonemus Agreement), he will also be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary.

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2014 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending December 28, 2013 and filed with the Commission on March 27, 2014 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Overview

We discover, acquire, develop and commercializes proprietary-based ingredient technologies through our unique business model which utilizes its wholly-owned synergistic business units. These units include the supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. Through our subsidiary Spherix Consulting, Inc., we also provide scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

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

By curtailing certain expenditures, we anticipate that our current cash and cash generated from operations will be sufficient to meet our projected operating plans through March, 2015. We may, however, seek additional capital prior to March, 2015, both to meet our projected operating plans after March, 2015 and/or to fund our longer term strategic objectives.

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

Results of Operations

We generated net sales of $3,074,138 for the three-month period ended March 29, 2014 as compared to $2,334,566 for the three-month period ended March 30, 2013. We incurred a net loss of $1,848,016 for the three-month period ended March 29, 2014 as compared with a net loss of $1,424,072 incurred for the three-month period ended March 30, 2013. This equated to a $0.02 basic and diluted loss per share for the three-month period ended March 29, 2014 as compared with a $0.02 basic and diluted loss per share for the three-month period ended March 30, 2013.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.  We also intend to continue to expand our service capacity through hiring additional staff.  In addition, we plan to expand our chemical library program and to collaborate with a third party company to establish a Good Manufacturing Practice compliant pilot plant to support small to medium scale production of target compounds. There can be no assurance, however, that we will actually implement any of these plans.

Net Sales

Net sales consist of gross sales less discounts and returns. Net sales increased by 32% to $3,074,138 for the three-month period ended March 29, 2014 as compared to $2,334,566 for the three-month period ended March 30, 2013.  The core standards and contract services segment generated net sales of $1,735,883 for the three-month period ended March 29, 2014.  This is an increase of 10%, compared to $1,573,561 for three-month period ended March 30, 2013.  Sales for both phytochemical references standards and contract services increased for the three-month period ended March 29, 2014, compared to the three-month period ended March 30, 2013.  The ingredients segment generated net sales of $1,136,309 for the three-month period ended March 29, 2014.  This is an increase of 97%, compared to $577,953 for the three-month period ended March 30, 2013.  This increase was largely due to the sales of our recently launched ingredients, “NIAGEN” and “PURENERGY,” which we did not have any sales for the comparable period in 2013.  The scientific and regulatory consulting segment generated net sales of $201,946 for the three-month period ended March 29, 2014.  This is a decrease of 17%, compared to $243,338 for the three-month period ended March 30, 2013.  There were fewer consulting projects completed during the three-month period ended March 29, 2014 resulting from client related delays.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended March 29, 2014 was $2,089,130 as compared with $1,661,726 for the three-month period ended March 30, 2013. As a percentage of net sales, this represented a 3% decrease for the three-month period ended March 29, 2014 compared to the three-month period ended March 30, 2013.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the three-month period ended March 29, 2014 was 69% compared to 73% for the three months ended March 30, 2013.  This percentage decrease in cost of sales is largely due to increased sales of analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The cost of sales as a percentage of net sales for the ingredients segment for the three-month period ended March 29, 2014 was 63%.  This percentage was also 63% for the comparable period in 2013.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended March 30, 2013 was 89% compared to 60% for the three month ended March 30, 2013.  The percentage increase in cost of sales is largely due to decreased sales as fixed labor costs make up the majority of costs for the consulting segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased to $985,008 for the three-month period ended March 29, 2014 from $672,840 for the three-month period ended March 30, 2013.  Overall, we increased a fixed labor cost coverage during 2014 as a result of the following changes in our revenue mix.  For the core standards and contract services segment, our gross profit increased 28% to $542,248 for the three-month period ended March 29, 2014 from $422,020 for the three-month period ended March 30, 2013.  The increased sale of analytical testing and contract services which resulted in a higher labor utilization rate as well as increased fixed cost coverage, was the key reason for the increase in gross profit.  For the ingredients segment, our gross profit increased to $418,132 for the three-month period ended March 29, 2014 from $215,510 for the three-month period ended March 30, 2013.  The increased sales from the recently launched ingredients, “NIAGEN” and “PURENERGY” was the main reason for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit decreased 74% to $24,628 for the three month period ended March 29, 2014 from $96,550 for the three-month period ended March 30, 2013.  The decrease in sales which resulted in a lower labor utilization rate was the reason for the decrease in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended March 29, 2014 was $464,567 as compared to $729,424 for the three-month period ended March 30, 2013.  For the core standards and contract services segment, sales and marketing expenses for the three-month period ended March 29, 2014 decreased to $212,775 as compared to $384,943 for the three-month period ended March 30, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the three-month period ended March 29, 2014 increased to $239,960 as compared to $211,834 for the three-month period ended March 30, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three-month period ended March 29, 2014 was $11,832, compared to $1,488 for the three-month period ended March 30, 2013.  Lastly, we incurred $131,159 in sales and marketing expenses for our BluScience product line during the three-month period ended March 30, 2013.  We did not have such expenses for the comparable period in 2014 as we sold the BluScience product line on March 28, 2013.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-month period ended March 29, 2014 increased to $2,337,663 as compared to $1,359,901 for the three-month period ended March 30, 2013.  One of the factors that contributed to this increase is an increase in share-based compensation.  For the three-month period ended March 29, 2014, our share-based compensation increased to $999,661 compared to $351,590 for the comparable period in 2013.  During the three-month period ended March 29, 2014, the Company granted 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors, which resulted in the increase in share-based compensation expense.  Another factor that contributed to the increase in general and administrative expenses is an increase in research and development expenses for our line of proprietary ingredients.  Our research and development expenses increased to $84,788 for the three month period ended March 29, 2014, as compared to $7,350 for the three-month period ended March 30, 2013.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three-month period ended March 29, 2014 was $640 as compared to $204 for the three-month period ended March 30, 2013.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three-month period ended March 29, 2014 was $9,891 as compared to $7,791 for the three-month period ended March 30, 2013.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 29, 2014, was approximately $50,919 as compared to $79,184 for the three-month period ended March 30, 2013. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the three-month period ended March 29, 2014, was approximately $7,633 as compared to $4,964 for the three-month period ended March 30, 2013.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through March 29, 2014, we have incurred aggregate losses of approximately $36 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.

While we anticipate that our current levels of capital, along with curtailment of certain expenses, will be sufficient to meet our projected operating plans through March, 2015, we may seek additional capital prior to March, 2015, both to meet our projected operating plans through and after March, 2015 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March, 2015, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 29, 2014 was approximately $1,405,000 as compared to approximately $706,000 for the three months ended March 30, 2013.  Along with the net loss, an increase in trade receivables and inventories were the largest uses of cash during the three months ended March 29, 2014.  Net cash used in operating activities for the three months ended March 30, 2013 largely reflects a decrease in accounts payable along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $1,074,000 for the three months ended March 29, 2014, compared to approximately $453,000 for the three months ended March 30, 2013. Net cash provided by investing activities for the three months ended March 29, 2014 mainly consisted of proceeds from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.  Net cash provided by investing activities for the three months ended March 30, 2013 mainly consisted of cash consideration received from NeutriSci from the sale of BluScience product line.

Net cash provided by (used in) financing activities

Net cash used in financing activities was approximately $6,000 for the three months ended March 29, 2014, compared to approximately $700,000 provided by for the three months ended March 30, 2013.  Net cash used in financing activities for the three months ended March 29, 2014 mainly consisted of principal payments on capital leases.  Net cash provided by financing activities for the three months ended March 30, 2013 mainly consisted of proceeds from exercise of warrants.

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

Off-Balance Sheet Arrangements

During the three months ended March 29, 2014, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 28, 2013 and filed with the Commission on March 27, 2014.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 29, 2014.

Changes in Internal Control over Financial Reporting

During the three-month period ending March 29, 2014, the Company successfully implemented a remediation plan to address the material weakness in its internal control over financial reporting identified during our review of the interim financial statements for the nine months ended September 28, 2013.  The material weakness was related to its process and procedures related to the accounting sale of assets in exchange for non-cash consideration.  More details on the material weakness are set forth under Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ending December 28, 2013 and filed with the Commission on March 27, 2014.  The implemented remediation plan consisted of, among other things, redesigning the procedures to enhance the Company’s identification, capture, review, approval and recording of contractual terms included in asset sales and its treatment of equity method investments.  As of March 29, 2014, the disclosure controls and procedures related to this implemented remediation plan were operating effectively.  The Company will also seek, when necessary, the counsel of experts in accounting on future unusual and non-recurring transactions.

Except as discussed above with respect to the implementation of our remediation plan, there was no change in internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s  internal control over financial reporting.

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
10.1
Assignment and Escrow Agreement by and among ChromaDex Corporation, Alpha Capital Anstalt, NeutriSci International Inc., Britlor Health and Wellness, Inc. and Grushko & Mittman, P.C. effective as of December 27, 2013. (1)

10.2	Niagen Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014. (2)
10.3	Purenergy Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014. (2)
10.4	Employment Agreement by and between ChromaDex Corp. and Troy Rhonemus dated March 6, 2014. (3)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

(1)	Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed with the SEC on January 3, 2014

(2)
A redacted version of this Exhibit is filed herewith.  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.

(3)	Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed with the SEC on March 10, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
                          (Registrant)

Date:           May 8, 2014                                                                                      /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer