Form 10-Q
period 2014-06-28
ChromaDex Corp.
filed 2014-08-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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

Large accelerated filer ____                                                                                Accelerated filer____
Non-accelerated filer ____                                                                                  Smaller reporting company   X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

 Number of shares of common stock of the registrant: 106,478,593 outstanding as of August 11, 2014.

CHROMADEX CORPORATION

2014 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 28, 2014 and December 28, 2013
	June 28, 2014	December 28, 2013
Assets

Current Assets
Cash	$1,280,627	$2,261,336
Trade receivables, less allowance for doubtful accounts and returns
June 28, 2014 $25,000; December 28, 2013 $9,000	2,121,161	838,793
Other receivable	-	215,000
Inventories	2,873,028	2,204,125
Prepaid expenses and other assets	307,322	271,445
Total current assets	6,582,138	5,790,699

Leasehold Improvements and Equipment, net	1,218,351	1,063,239

Other Noncurrent Assets
Deposits	47,984	43,460
Long-term investment in affiliate	773,801	1,887,844
Intangible assets, net	255,937	201,650
Total other noncurrent assets	1,077,722	2,132,954

Total assets	$8,878,211	$8,986,892

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,758,264	$1,440,910
Accrued expenses	738,408	656,707
Current maturities of capital lease obligations	159,641	138,887
Customer deposits and other	263,270	546,044
Deferred rent, current	60,531	55,586
Total current liabilities	3,980,114	2,838,134

Capital lease obligations, less current maturities	404,081	280,342

Deferred rent, less current	175,496	202,965

Total liabilities	4,559,691	3,321,441

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding June 28, 2014 104,715,842 and December 28, 2013 104,524,738 shares	104,716	104,525
Additional paid-in capital	41,851,099	39,697,063
Accumulated deficit	(37,637,295)	(34,136,137)
Total stockholders' equity	4,318,520	5,665,451

Total liabilities and stockholders' equity	$8,878,211	$8,986,892

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended June 28, 2014 and June 29, 2013

	June 28, 2014	June 29, 2013

Sales, net	$3,856,154	$2,706,896
Cost of sales	2,457,388	1,746,158

Gross profit	1,398,766	960,738

Operating expenses:
Sales and marketing	571,548	631,559
General and administrative	2,468,646	1,342,280
Operating expenses	3,040,194	1,973,839

Operating loss	(1,641,428)	(1,013,101)

Nonoperating income (expense):
Interest income	305	296
Interest expense	(12,019)	(8,061)
Nonoperating expenses	(11,714)	(7,765)

Net loss	$(1,653,142)	$(1,020,866)

Basic and Diluted loss per common share	$(0.02)	$(0.01)

Basic and Diluted weighted average common shares outstanding	106,185,584	99,833,963

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended June 28, 2014 and June 29, 2013

	June 28, 2014	June 29, 2013

Sales, net	$6,930,292	$5,041,462
Cost of sales	4,546,518	3,407,884

Gross profit	2,383,774	1,633,578

Operating expenses:
Sales and marketing	1,036,115	1,360,983
General and administrative	4,806,309	2,702,181
Loss from investment in affiliate	21,543	-
Operating expenses	5,863,967	4,063,164

Operating loss	(3,480,193)	(2,429,586)

Nonoperating income (expense):
Interest income	945	500
Interest expense	(21,910)	(15,852)
Nonoperating expenses	(20,965)	(15,352)

Net loss	$(3,501,158)	$(2,444,938)

Basic and Diluted loss per common share	$(0.03)	$(0.03)

Basic and Diluted weighted average common shares outstanding	106,130,972	97,230,043

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Month Period Ended June 28, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 28, 2013	104,524,738	$104,525	$39,697,063	$(34,136,137)	$5,665,451

Exercise of stock options	34,363	34	27,066	-	27,100

Share-based compensation	-	-	949,943	-	949,943

Net loss	-	-	-	(1,848,016)	(1,848,016)

Balance, March 29, 2014	104,559,101	$104,559	$40,674,072	$(35,984,153)	$4,794,478

Exercise of stock options	24,136	24	17,971	-	17,995

Share-based compensation	6,000	6	1,030,689	-	1,030,695

Stock issued to settle outstanding payable balance	126,605	127	128,367	-	128,494

Net loss	-	-	-	(1,653,142)	(1,653,142)

Balance, June 28, 2014	104,715,842	$104,716	$41,851,099	$(37,637,295)	$4,318,520

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 28, 2014 and June 29, 2013
	June 28, 2014	June 29, 2013
Cash Flows From Operating Activities
Net loss	$(3,501,158)	$(2,444,938)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	106,832	134,325
Amortization of intangibles	15,713	10,621
Share-based compensation expense	2,036,269	728,349
Gain on exchange of equipment	(17,301)	-
Loss from investment in affiliate	21,543	-
Changes in operating assets and liabilities:
Trade receivables	(1,282,368)	770,994
Other receivable	215,000	-
Inventories	(668,903)	(206,824)
Prepaid expenses and other assets	(96,032)	(51,010)
Accounts payable	1,445,848	(907,337)
Accrued expenses	81,701	(150,095)
Customer deposits and other	(282,774)	26,557
Deferred rent	(22,524)	3,298
Net cash used in operating activities	(1,948,154)	(2,086,060)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(23,370)	(39,011)
Purchase of intangible assets	(70,000)	(40,000)
Proceeds from sale of assets	-	750,000
Proceeds from sale of equipment	1,356	-
Proceeds from investment in affiliate	1,092,500	-
Net cash provided by investing activities	1,000,486	670,989

Cash Flows From Financing Activities
Proceeds from exercise of stock options	45,095	131,769
Proceeds from exercise of warrants	-	1,638,748
Principal payments on capital leases	(78,136)	(48,815)
Net cash (used in) provided by financing activities	(33,041)	1,721,702

Net (decrease) increase in cash	(980,709)	306,631

Cash Beginning of Period	2,261,336	520,000

Cash Ending of Period	$1,280,627	$826,631

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$21,910	$15,852

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$222,629	$171,851
Retirement of fully depreciated equipment	$56,110	$-

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$128,494	$-

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services rendered in prior period	$-	$14,560
Changes in prepaid expenses associated with share-based compensation	$55,631	$206,697

Supplemental Schedule of Noncash Activities Related to Sale of BluScience Consumer Product Line
Assets transferred	$-	$3,526,677
Liabilities transferred	$-	$368,873
Carrying value of long-term investment in affiliate, net of $750,000 cash proceeds and $250,000 receivable	$-	$2,157,804

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of June 28, 2014 and results of operations and cash flows for the three and six months ended June 28, 2014 and June 29, 2013. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 28, 2013 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2014. Operating results for the six months ended June 28, 2014 are not necessarily indicative of the results to be achieved for the full year ending on January 3, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 28, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business and Liquidity

Nature of business:  The Company is a natural products company that discovers, acquires, develops and commercializes proprietary-based ingredient technologies through its business model that utilizes its wholly owned business units, including ingredient technologies, natural product fine chemicals (known as “phytochemicals”), chemistry and analytical testing services, and product regulatory and safety consulting (as Spherix Consulting).  The Company provides science-based solutions to the nutritional supplement, food and beverage, animal health, cosmetic and pharmaceutical industries.  The Company acquired Spherix Consulting, Inc. on December 3, 2012, which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

Liquidity:  The Company has incurred a loss from operations of approximately $3,480,000 and a net loss of approximately $3,501,000 for the six-month period ended June 28, 2014.  As of June 28, 2014, cash totaled approximately $1,281,000.  By curtailing certain expenditures, management believes it will be able to support operations of the Company with its current cash and cash from operations through March, 2015.  If the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative expenses.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Changes in accounting estimate: During the six-month period ended June 28, 2014, the Company evaluated assumptions for estimating the fair value of the Company’s stock options.  The Company uses the Black-Scholes based option valuation model, which requires assumptions on (i) volatility, (ii) expected dividends, (iii) expected term and (iv) risk-free rate.  While evaluating the assumptions on volatility, the Company determined that the historical volatility the Company’s common stock needs to be considered when estimating the expected volatility.  Previously, the Company calculated expected volatility based on publicly held companies in similar industries and did not consider the historical volatility of the Company’s common stock, as the historical measurement period that was available to compute the volatility rate of the Company’s common stock was shorter than the expected life of the options.

For the stock options granted during the six-month period ended June 28, 2014, the Company calculated expected volatility rate based on the combined volatility of publicly held companies in similar industries and volatility of the Company’s common stock.  A 20~25% weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock covers only the period since June 2008 in a thinly traded market.  The weighted average expected volatility for the stock options granted during the six-month period ended June 28, 2014 using this revised calculation method was approximately 73%.  The weighted average expected volatility would have been approximately 30%, if we calculated based on only publicly held companies in similar industries.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of June 28, 2014 and December 28, 2013 are as follows:

	June 28, 2014	December 28, 2013
Reference standards	$1,707,272	$1,769,160
Bulk ingredients	1,421,756	694,965
	3,129,028	2,464,125
Less valuation allowance	256,000	260,000
	$2,873,028	$2,204,125

Recent accounting standards: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Note 4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net loss	$(1,653,142)	$(1,020,866)	$(3,501,158)	$(2,444,938)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding (1):	106,185,584	99,833,963	106,130,972	97,230,043

Potentially dilutive securities:
Stock options (2)	14,686,002	13,422,152	14,686,002	13,422,152
Warrants (2)	-	939,047	-	939,047

(1) Includes 1,680,000 nonvested restricted stock as these restricted stock are participating securities and have voting and dividend rights.
(2) The impact of stock options and warrants on earnings per share is antidilutive in a period of loss.

Note 5. Investment in Affiliate

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

Sale of Senior Secured Convertible Note

On December 30, 2013, the Company assigned the Senior Note to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fees of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party a number of shares of preferred stock of NeutriSci having a value of $500,000 upon the earlier of (a) December 31, 2014; or (b) the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There is no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC (“Palladium”), a placement agent, a cash fee of $150,000 and agreed to transfer to Palladium a number of shares of preferred stock of NeutriSci having a value of $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  The net proceeds received from the assignment of the Senior Note have been charged against the carrying value of the long-term investment in affiliate.  As of June 28, 2014, the Company has not transferred preferred stock of NeutriSci to either the unrelated party or Palladium.

Subsequent to the consummation of the sale of BluScience consumer product line, NeutriSci has issued additional 950 shares of Series I Preferred Shares pursuant to anti-dilution provision.  As of June 28, 2014, the Company holds a total of 670,658 shares of Series I Preferred Shares.

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

The Company had elected to record equity method adjustments in losses on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner.  The equity method adjustment for the previously unaccounted NeutriSci’s operations from October 1, 2013 to December 31, 2013 is recorded during the six-month period ended June 28, 2014, and is incorporated into the adjusted carrying amount of the investment.

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

Valuation assessment of Investment

As of June 28, 2014, the Company has determined that there is no other-than-temporary impairment of the carrying amounts of its investment in NeutriSci.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

Note 6. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	June 28, 2014	December 28, 2013

Laboratory equipment	$3,021,510	$2,782,364
Leasehold improvements	495,240	491,125
Computer equipment	328,216	372,851
Furniture and fixtures	13,039	18,313
Office equipment	7,877	7,877
Construction in progress	37,702	40,126
	3,903,584	3,712,656
Less accumulated depreciation	2,685,233	2,649,417
	$1,218,351	$1,063,239

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the six months ended June 28, 2014 and June 29, 2013 was approximately $107,000 and $134,000, respectively.

During the six months ended June 28, 2014, the Company disposed of approximately $56,000 of fully depreciated equipment.

Note 7. Share-Based Compensation

7A. Employee Share-Based Compensation

Stock Option Plans

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended June 28, 2014.

Six Months Ended June 28, 2014
Expected volatility	72.82%
Expected dividends	0.00%
Expected term	5.7 years
Risk-free rate	1.85%

The weighted average fair value of options granted during the six months ended June 28, 2014 was $0.91.

Service Period Based Stock Options

The majority of options granted by the Company are comprised of service-based options granted to employees.  These options vest ratably over a defined period of approximately 3 to 5 years following grant date after a passage of a service period.

The following table summarizes service period based stock options activity at June 28, 2014 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	12,113,655	$1.06	7.43

Options Granted	1,948,987	1.38	10.00
Options Classification from Employee to Non-Employee	(113,151)	0.76
Options Exercised	(58,499)	0.77
Options Expired	(253,900)	1.00
Options Forfeited	(111,541)	1.10
Outstanding at June 28, 2014	13,525,551	$1.11	7.48	$3,582,000

Exercisable at June 28, 2014	8,833,463	$1.13	6.69	$2,354,000

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.30 on the last day of business for the period ended June 28, 2014.

As of June 28, 2014, there was approximately $2,464,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 2.19 years.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at June 28, 2014 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 28, 2013	500,000	$0.69

Granted	1,090,000	1.41
Vested	-	-
Forfeited	-	-
Unvested shares at June 28, 2014	1,590,000	$1.18

Expected to Vest as of June 28, 2014	1,590,000	$1.18

On January 2, 2014, the Company awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  The fair values of these restricted stock awards were estimated at the date of award using the Company’s stock price.  The expense related the restricted stock award will be amortized over the period of six months through July 1, 2014, as the Company determined the requisite service period to be 6 months as that is when they are eligible to vest.

As of June 28, 2014, there was approximately $25,000 of total unrecognized expense related to restricted stock awards granted.  That cost is expected to be recognized by July 1, 2014.

Employee Option and Restricted Stock Compensation

The Company recognized compensation expense of approximately $1,021,000 and $1,970,000 in general and administrative expenses in the statement of operations for the three and six months ended June 28, 2014, respectively, and $286,000 and $573,000 for the three and six months ended June 29, 2013, respectively.

7B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at June 28, 2014 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	847,300	$1.44	5.74

Options Granted	-	-
Options Classification from Employee to Non-Employee	113,151	0.76
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at June 28, 2014	960,451	$1.36	5.58	$109,000

Exercisable at June 28, 2014	960,451	$1.36	5.58	$109,000

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.30 on the last day of business for the period ended June 28, 2014.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally have a time vesting condition tied to the respective service agreements.  The restricted stock awards to non-employees are accounted for using the fair value approach.  The fair value of vested non-employee restricted stock awards during the six months ended June 28, 2014 was approximately $8,000, which represents the market value of the Company’s common stock on the vesting date.

The following table summarizes activity of restricted stock awards to non-employees at June 28, 2014 and changes during the six months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 28, 2013	-	$-

Granted	96,000	1.30
Vested	(6,000)	1.30
Forfeited	-	-
Unvested shares expected to vest at June 28, 2014	90,000	$1.30

As of June 28, 2014, there was approximately $115,000 of total unrecognized compensation expense related to restricted stock awards to non-employees.  That cost is expected to be recognized over a period of 3.7 years as of June 28, 2014.

Non-Employee Option and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $16,000 and $66,000 in general and administrative expenses in the statement of operations for the three and six months ended June 28, 2014, respectively, and $90,000 and $155,000 for the three and six months ended June 29, 2013, respectively.

Note 8. Stock Issuance

On June 11, 2014, the Company issued 44,605 shares of common stock to a vendor to settle an outstanding payable balance of $52,188.

On June 18, 2014, the Company issued 82,000 shares of common stock to a vendor to settle an outstanding payable balance of $76,306 and prepayment of 6 months of $3,000 per month monthly retainer fees through December, 2014.

Note 9. Business Segmentation

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

	Core Standards		Scientific and
Three months ended	and Contract Services	Ingredients	Regulatory Consulting
June 28, 2014	segment	segment	segment	Other	Total

Net sales	$1,856,950	$1,721,872	$277,332	$-	$3,856,154
Cost of sales	1,295,530	1,043,538	118,320	-	2,457,388

Gross profit	561,420	678,334	159,012	-	1,398,766

Operating expenses:
Sales and marketing	221,797	310,386	39,365	-	571,548
General and administrative	-	-	-	2,468,646	2,468,646
Loss from investment in affiliate	-	-	-	-	-
Operating expenses	221,797	310,386	39,365	2,468,646	3,040,194

Operating income (loss)	$339,623	$367,948	$119,647	$(2,468,646)	$(1,641,428)

	Core Standards		Scientific and
Three months ended	and Contract Services	Ingredients	Regulatory Consulting
June 29, 2013	segment	segment	segment	Other	Total

Net sales	$1,830,197	$674,175	$202,524	$-	$2,706,896
Cost of sales	1,200,670	413,743	131,745	-	1,746,158

Gross profit	629,527	260,432	70,779	-	960,738

Operating expenses:
Sales and marketing	407,911	222,536	1,112	-	631,559
General and administrative	-	-	-	1,342,280	1,342,280
Operating expenses	407,911	222,536	1,112	1,342,280	1,973,839

Operating income (loss)	$221,616	$37,896	$69,667	$(1,342,280)	$(1,013,101)

	Core Standards		Scientific and
Six months ended	and Contract Services	Ingredients	Regulatory Consulting
June 28, 2014	segment	segment	segment	Other	Total

Net sales	$3,592,833	$2,858,181	$479,278	$-	$6,930,292
Cost of sales	2,489,165	1,761,715	295,638	-	4,546,518

Gross profit	1,103,668	1,096,466	183,640	-	2,383,774

Operating expenses:
Sales and marketing	434,572	550,346	51,197	-	1,036,115
General and administrative	-	-	-	4,806,309	4,806,309
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	434,572	550,346	51,197	4,827,852	5,863,967

Operating income (loss)	$669,096	$546,120	$132,443	$(4,827,852)	$(3,480,193)

	Core Standards		Scientific and
Six months ended	and Contract Services	Ingredients	Regulatory Consulting
June 29, 2013	segment	segment	segment	Other	Total

Net sales	$3,403,758	$1,252,128	$445,862	$(60,285)	$5,041,462
Cost of sales	2,352,210	776,186	278,533	955	3,407,884

Gross profit (loss)	1,051,547	475,942	167,329	(61,240)	1,633,578

Operating expenses:
Sales and marketing	792,854	434,370	2,600	131,159	1,360,983
General and administrative	-	-	-	2,702,181	2,702,181
Operating expenses	792,854	434,370	2,600	2,833,340	4,063,164

Operating income (loss)	$258,693	$41,572	$164,729	$(2,894,580)	$(2,429,586)

	Core Standards		Scientific and
	and Contract Services	Ingredients	Regulatory Consulting
At June 28, 2014	segment	segment	segment	Other	Total

Total assets	$3,216,680	$3,019,217	$171,262	$2,471,052	$8,878,211

	Core Standards		Scientific and
	and Contract Services	Ingredients	Regulatory Consulting
At December 28, 2013	segment	segment	segment	Other	Total

Total assets	$2,952,270	$1,083,856	$139,765	$4,811,001	$8,986,892

Note 10. Commitments and Contingencies

Capitalized Lease Obligation

On March 30, 2014, the Company entered into a financing transaction to purchase laboratory equipment.  Under the lease terms, the Company will make monthly future lease payments, including interest, of approximately $5,000 for 60 months, for a total payment of approximately $271,000.  The Company has recorded a capital lease of approximately $223,000.  The equipment will be utilized in our core standards and contract services segment.

Employment Agreement with Troy Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Mr. Troy Rhonemus pursuant to which Mr. Rhonemus was appointed to serve as the Chief Operating Officer of the Company.  The Rhonemus Agreement provides for a base salary of $180,000, and provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary (30% of this salary being the “Maximum Annual Bonus”), and provides for option grants of 250,000 shares of Common Stock.  The option grants were awarded on February 21, 2014 at an exercise price of $1.75 per share, which vest 33% one year from the date of grant with the remainder vesting in 24 equal monthly installments thereafter.  Upon termination, Mr. Rhonemus will be entitled to any accrued but unpaid base salary and any accrued but unpaid welfare and retirement benefits up to the termination date.  In addition, if Mr. Rhonemus leaves the Company for “Good Reason” (as defined in the Rhonemus Agreement), he will also be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary.   In the event the Company terminates Mr. Rhonemus’ employment “without Cause,” Mr. Rhonemus will be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary, or, if Mr. Rhonemus enters into a standard separation agreement, Mr. Rhonemus will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided until the expiration of the term or renewal term then in effect, however, that in the case of medical and dental insurance, until the expiration of 12 months from the date of termination.

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

During the six-month period ended June 28, 2014, the Company settled and paid approximately $125,000 to a certain claimant.  This payment was recognized in general and administrative expenses in the statements of operations for the six-month period ended June 28, 2014.

Note 11. Subsequent Events

On July 1, 2014, the Company awarded 65,000 shares of common stock with a deemed fair value of $1.29 per share to a certain non-employee for services to be provided.

From June 29, 2014 through August 11, 2014, 17,751 of stock options with exercise prices of $0.50 ~ $0.945 per share have been exercised and the Company received proceeds of $13,974.

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

Overview

We discover, acquire, develop and commercialize proprietary-based ingredient technologies through our business model which utilizes our wholly-owned synergistic business units. These units include the supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. Through our subsidiary Spherix Consulting, Inc., we also provide scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

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

Results of Operations

We generated net sales of $6,930,292 for the six-month period ended June 28, 2014 as compared to $5,041,462 for the six-month period ended June 29, 2013. We incurred a net loss of $3,501,158 for the six-month period ended June 28, 2014 as compared with a net loss of $2,444,938 incurred for the six-month period ended June 29, 2013. This equated to a $0.03 basic and diluted loss per share for the six-month period ended June 28, 2014 as compared with a $0.03 basic and diluted loss per share for the six-month period ended June 29, 2013.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns. Net sales increased by 42% to $3,856,154 for the three-month period ended June 28, 2014 as compared to $2,706,896 for the three-month period ended June 29, 2013.  The core standards and contract services segment generated net sales of $1,856,950 for the three-month period ended June 28, 2014.  This is an increase of 1%, compared to $1,830,197 for three-month period ended June 29, 2013.  The ingredients segment generated net sales of $1,721,872 for the three-month period ended June 28, 2014.  This is an increase of 155%, compared to $674,175 for the three-month period ended June 29, 2013.  This increase was largely due to the sales of our recently launched ingredients, “NIAGEN” and “PURENERGY,” which we hardly had any sales in the comparable period in 2013.  The scientific and regulatory consulting segment generated net sales of $277,332 for the three-month period ended June 28, 2014.  This is an increase of 37%, compared to $202,524 for the three-month period ended June 29, 2013.  There were more consulting projects completed during the three-month period ended June 28, 2014 than during the comparable period in 2013.

For the six-month period ended June 28, 2014, net sales increased by 37% to $6,930,292 as compared to $5,041,462 for the six-month period ended June 29, 2013.  The core standards and contract services segment generated net sales of $3,592,833 for the six-month period ended June 28, 2014.  This is an increase of 6%, compared to $3,403,758 for the six-month period ended June 29, 2013.  This increase was primarily due to increased sales of phytochemical references standards.  The ingredients segment generated net sales of $2,858,181 for the six-month period ended June 28, 2014.  This is an increase of 128%, compared to $1,252,128 for the six-month period ended June 29, 2013.  The sales of our recently launched ingredients, “NIAGEN” and PURENERGY,” were the main reason for this increase in sales.  The scientific and regulatory consulting segment generated net sales of $479,278 for the six-month period ended June 28, 2014.  This is an increase of 7%, compared to $445,862 for the six-month period ended June 29, 2013.  There were more consulting projects completed during the six-month period ended June 28, 2014 than during the comparable period in 2013.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended June 28, 2014 was $2,457,388 as compared with $1,746,158 for the three-month period ended June 29, 2013. As a percentage of net sales, this represented a 1% decrease for the three-month period ended June 28, 2014 compared to the three-month period ended June 29, 2013.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the three-month period ended June 28, 2014 was 70% compared to 66% for the three-month period ended June 29, 2013.  This percentage increase in cost of sales is largely due to decreased sales in analytical testing and contract services area, which the sales decreased about 15% compared to the comparable period in 2013.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not decrease in proportion to sales.  The cost of sales as a percentage of net sales for the ingredients segment for the three-month period ended June 28, 2014 was 61%.  This percentage was also 61% for the comparable period in 2013.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended June 28, 2014 was 43% compared to 65% for the three-month period ended June 29, 2013.  The percentage decrease in cost of sales is largely due to increased sales as fixed labor costs make up the majority of costs for the consulting segment.

Cost of sales for the six-month period ended June 28, 2014 was $4,546,518 versus $3,407,884 for the six-month period ended June 29, 2013.  As a percentage of net sales, this represented 2% decrease for the six-month period ended June 28, 2014 compared to the six-month period ended June 29, 2013.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the six-month period ended June 28, 2014 was 69%.  This percentage was also 69% for the comparable period in 2013.  The cost of sales as a percentage of net sales for the ingredients segment for the six-month period ended June 28, 2014 was 62%.  This percentage was also 62% for the comparable period in 2013.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the six-month period ended June 28, 2014 was 62%, compared to 62% for the six-month period ended June 29, 2013.  The cost of sales as a percentage of net sales for the six-month period ended June 28, 2014 did not change much compared to the comparable period in 2013 for each of the business segment, however, the cost of sales as a percentage of net sales decreased overall as our revenue mix changed with increased revenue from ingredients segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased to $1,398,766 for the three-month period ended June 28, 2014 from $960,738 for the three-month period ended June 29, 2013.  For the core standards and contract services segment, our gross profit decreased 11% to $561,420 for the three-month period ended June 28, 2014 from $629,527 for the three-month period ended June 29, 2013.  The decreased sale of analytical testing and contract services which resulted in a lower labor utilization rate as well as decreased fixed cost coverage was the main reason for the decrease in gross profit.  For the ingredients segment, our gross profit increased to $678,334 for the three-month period ended June 28, 2014 from $260,432 for the three-month period ended June 29, 2013.  The increased sales from the recently launched ingredients, “NIAGEN” and “PURENERGY” was the main reason for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit increased 125% to $159,012 for the three-month period ended June 28, 2014 from $70,779 for the three-month period ended June 29, 2013.  The increase in sales which resulted in a higher labor utilization rate was the reason for the increase in gross profit.

Our gross profit increased to $2,383,774 for the six-month period ended June 28, 2014 from $1,633,578 for the six-month period ended June 29, 2013.  For the core standards and contract services segment, our gross profit increased 5% to $1,103,668 for the six-month period ended June 28, 2014 from $1,051,547 for the six-month period ended June 29, 2013.  The increased sales was the primary reason for the increase in gross profit.  For the ingredients segment, our gross profit increased to $1,096,466 for the six-month period ended June 28, 2014 from $475,942 for the six-month period ended June 29, 2013.  The increased sales from the recently launched ingredients, “NIAGEN” and “PURENERGY” was the main reason for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit increased 10% to $183,640 for the six-month period ended June 28, 2014 from $167,329 for the six-month period ended June 29, 2013.  The increase in sales which resulted in a higher labor utilization rate was the reason for the increase in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended June 28, 2014 were $571,548 as compared to $631,559 for the three-month period ended June 29, 2013.  For the core standards and contract services segment, sales and marketing expenses for the three-month period ended June 28, 2014 decreased to $221,797 as compared to $407,911 for the three-month period ended June 29, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the three-month period ended June 28, 2014 increased to $310,386 as compared to $222,536 for the three-month period ended June 29, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three-month period ended June 28, 2014 were $39,365, compared to $1,112 for the three-month period ended June 29, 2013.

Sales and marketing expenses for the six-month period ended June 28, 2014 were $1,036,115 as compared to $1,360,983 for the six-month period ended June 29, 2013.  For the core standards and contract services segment, sales and marketing expenses for the six-month period ended June 28, 2014 decreased to $434,572 as compared to $792,854 for the six-month period ended June 29, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the six-month period ended June 29, 2013 increased to $550,346 as compared to $434,370 for the six-month period ended June 29, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the six-month period ended June 28, 2014 were $51,197, compared to $2,600 for the six-month period ended June 29, 2013.  Lastly, we incurred $131,159 in sales and marketing expenses for our BluScience product line during the six-month period ended June 29, 2013.  We did not have such expenses for the comparable period in 2014 as we sold the BluScience product line on March 28, 2013.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-and six-month periods ended June 28, 2014 were $2,468,646 and $4,806,309 compared to $1,342,280 and $2,702,181 for the three- and six-month periods ended June 29, 2013.  One of the factors that contributed to this increase is an increase in share-based compensation.  For the three- and six-month periods ended June 28, 2014, our share-based compensation increased to $1,036,608 and $2,036,269, respectively, compared to $376,759 and $728,349 for the comparable periods in 2013.  During the three- and six-month periods ended June 28, 2014, the Company recognized expenses for the 1,090,000 shares of restricted stock granted to the Company’s officers and members of the board of directors, which resulted in the increase in share-based compensation expense.  Another factor that contributed to the increase in general and administrative expenses is an increase in research and development expenses for our line of proprietary ingredients.  Our research and development expenses increased to $122,865 and $207,653 for the three- and six-month periods ended June 28, 2014, as compared to $29,505 and $36,855 for the three- and six-month periods ended June 29, 2013.  Lastly, there was one-time expense of $125,000 during the three-month period ended June 28, 2014, which we have paid as a settlement fee to a certain claimant.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three- and six-month periods ended June 28, 2014 was $305 and $945 as compared to $296 and $500 for the three- and six-month periods ended June 29, 2013.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three- and six-month periods ended June 28, 2014 was $12,019 and $21,910 as compared to $8,061 and $15,852 for the three- and six-month periods ended June 29, 2013.  Interest expense increased as we entered into a new capital lease of approximately $223,000 on March 30, 2014.

Depreciation and Amortization

Depreciation expense for the six-month period ended June 28, 2014, was approximately $106,832 as compared to $134,325 for the six-month period ended June 29, 2013. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the six-month period ended June 28, 2014, was approximately $15,713 as compared to $10,621 for the six-month period ended June 29, 2013.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through June 28, 2014, we have incurred aggregate losses of approximately $38 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

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

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 28, 2014 was approximately $1,948,000 as compared to approximately $2,086,000 for the six months ended June 29, 2013.  Along with the net loss, an increase in trade receivables and inventories were the largest uses of cash during the six months ended June 28, 2014.  Net cash used in operating activities for the six months ended June 29, 2013 largely reflects a decrease in accounts payable along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $1,000,000 for the six months ended June 28, 2014, compared to approximately $671,000 for the six months ended June 29, 2013. Net cash provided by investing activities for the six months ended June 28, 2014 mainly consisted of proceeds from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.  Net cash provided by investing activities for the six months ended June 29, 2013 mainly consisted of cash consideration received from NeutriSci from the sale of BluScience product line.

Net cash (used in) provided by financing activities

Net cash used in financing activities was approximately $33,000 for the six months ended June 28, 2014, compared to approximately $1,722,000 provided by for the six months ended June 29, 2013.  Net cash used in financing activities for the six months ended June 28, 2014 mainly consisted of principal payments on capital leases.  Net cash provided by financing activities for the six months ended June 29, 2013 mainly consisted of proceeds from exercise of warrants.

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

Off-Balance Sheet Arrangements

During the six months ended June 28, 2014, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 28, 2013 and filed with the Commission on March 27, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 28, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2014, we issued 44,605 shares of common stock to a vendor to settle an outstanding payable balance of $52,188.

On June 18, 2014, we issued unregistered securities as set forth below:

•	82,000 shares of common stock to a vendor in full satisfaction of $76,306 in outstanding fees and prepayment of 6 months of $3,000 per month monthly retainer fees

•	96,000 shares of common stock to a vendor, of which 90,000 remain unvested as of June 28, 2014

•
options to purchase 350,000 shares of common stock at an exercise price of $1.25 per share to executive officers, which vest 25% one year from the date of grant with the remainder vesting in 36 equal monthly installments thereafter

•	options to purchase 615,000 shares of common stock at an exercise price of $1.25 per share to directors that shall vest in 12 equal monthly installments from the date of grant

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

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

ChromaDex Corporation
(Registrant)

Date: August 12, 2014	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer