Form 10-Q
period 2014-09-27
ChromaDex Corp.
filed 2014-11-06
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014

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

Number of shares of common stock of the registrant: 106,924,193 outstanding as of November 5, 2014.

CHROMADEX CORPORATION

2014 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
September 27, 2014 and December 28, 2013

	September 27, 2014	December 28, 2013
Assets

Current Assets
Cash	$1,203,758	$2,261,336
Trade receivables, less allowance for doubtful accounts and returns September 27, 2014 $33,000; December 28, 2013 $9,000	2,528,638	838,793
Other receivable	-	215,000
Inventories	2,286,086	2,204,125
Prepaid expenses and other assets	294,296	271,445
Total current assets	6,312,778	5,790,699

Leasehold Improvements and Equipment, net	1,293,702	1,063,239

Other Noncurrent Assets
Deposits	52,046	43,460
Long-term investment in affiliate	773,801	1,887,844
Intangible assets, net	266,824	201,650
Total other noncurrent assets	1,092,671	2,132,954

Total assets	$8,699,151	$8,986,892

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,270,645	$1,440,910
Accrued expenses	857,854	656,707
Current maturities of capital lease obligations	162,566	138,887
Customer deposits and other	225,917	546,044
Deferred rent, current	65,040	55,586
Total current liabilities	3,582,022	2,838,134

Capital lease obligations, less current maturities	456,969	280,342

Deferred rent, less current	156,779	202,965

Total liabilities	4,195,770	3,321,441

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares; issued and outstanding September 27, 2014 105,239,985 and December 28, 2013 104,524,738 shares	105,240	104,525
Additional paid-in capital	42,695,089	39,697,063
Accumulated deficit	(38,296,948)	(34,136,137)
Total stockholders' equity	4,503,381	5,665,451

Total liabilities and stockholders' equity	$8,699,151	$8,986,892

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended September 27, 2014 and September 28, 2013

	September 27, 2014	September 28, 2013

Sales, net	$4,139,710	$2,718,207
Cost of sales	2,616,764	1,968,020

Gross profit	1,522,946	750,187

Operating expenses:
Sales and marketing	518,662	505,068
General and administrative	1,651,718	1,453,611
Loss from investment in affiliate	-	33,281
Operating expenses	2,170,380	1,991,960

Operating loss	(647,434)	(1,241,773)

Nonoperating income (expense):
Interest income	230	179
Interest expense	(12,449)	(8,669)
Nonoperating expenses	(12,219)	(8,490)

Net loss	$(659,653)	$(1,250,263)

Basic and Diluted loss per common share	$(0.01)	$(0.01)

Basic and Diluted weighted average common shares outstanding	106,610,400	101,309,939

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended September 27, 2014 and September 28, 2013

	September 27, 2014	September 28, 2013

Sales, net	$11,070,002	$7,759,668
Cost of sales	7,163,282	5,375,903

Gross profit	3,906,720	2,383,765

Operating expenses:
Sales and marketing	1,554,777	1,866,051
General and administrative	6,458,027	4,155,792
Loss from investment in affiliate	21,543	33,281
Operating expenses	8,034,347	6,055,124

Operating loss	(4,127,627)	(3,671,359)

Nonoperating income (expense):
Interest income	1,175	679
Interest expense	(34,359)	(24,521)
Nonoperating expenses	(33,184)	(23,842)

Net loss	$(4,160,811)	$(3,695,201)

Basic and Diluted loss per common share	$(0.04)	$(0.04)

Basic and Diluted weighted average common shares outstanding	106,290,782	98,590,008

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Month Period Ended September 27, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 28, 2013	104,524,738	$104,525	$39,697,063	$(34,136,137)	$5,665,451

Exercise of stock options	34,363	34	27,066	-	27,100

Issuance of unvested restricted stock	1,090,000	1,090	-	-	1,090

Unvested restricted stock	(1,090,000)	(1,090)	-	-	(1,090)

Share-based compensation	-	-	949,943	-	949,943

Net loss	-	-	-	(1,848,016)	(1,848,016)

Balance, March 29, 2014	104,559,101	$104,559	$40,674,072	$(35,984,153)	$4,794,478

Exercise of stock options	24,136	24	17,971	-	17,995

Issuance of unvested restricted stock	96,000	96	-	-	96

Unvested restricted stock	(96,000)	(96)	-	-	(96)

Share-based compensation	6,000	6	1,030,689	-	1,030,695

Stock issued to settle outstanding payable balance	126,605	127	128,367	-	128,494

Net loss	-	-	-	(1,653,142)	(1,653,142)

Balance, June 28, 2014	104,715,842	$104,716	$41,851,099	$(37,637,295)	$4,318,520

Exercise of stock options	453,143	453	403,610	-	404,063

Share-based compensation	71,000	71	431,380	-	431,451

Stock issued to settle outstanding payable balance	-	-	9,000	-	9,000

Net loss	-	-	-	(659,653)	(659,653)

Balance, September 27, 2014	105,239,985	$105,240	$42,695,089	$(38,296,948)	$4,503,381

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 27, 2014 and September 28, 2013
	September 27, 2014	September 28, 2013
Cash Flows From Operating Activities
Net loss	$(4,160,811)	$(3,695,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	161,712	187,667
Amortization of intangibles	24,826	16,819
Share-based compensation expense	2,467,720	1,059,653
Gain on exchange of equipment	(17,301)	-
Loss from disposal of equipment	-	68,378
Loss from investment in affiliate	21,543	33,281
Changes in operating assets and liabilities:
Trade receivables	(1,689,845)	931,904
Other receivable	215,000	-
Inventories	(81,961)	(479,924)
Prepaid expenses and other assets	(87,068)	(50,991)
Accounts payable	967,229	(712,138)
Accrued expenses	201,147	72,336
Customer deposits and other	(320,127)	349,378
Deferred rent	(36,732)	45,661
Net cash used in operating activities	(2,334,668)	(2,173,177)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(53,428)	(117,523)
Purchases of intangible assets	(90,000)	(69,000)
Proceeds from sale of assets	-	1,000,000
Proceeds from sale of equipment	1,356	-
Proceeds from investment in affiliate	1,092,500	225,000
Net cash provided by investing activities	950,428	1,038,477

Cash Flows From Financing Activities
Proceeds from exercise of stock options	449,158	138,369
Proceeds from exercise of warrants	-	1,638,748
Principal payments on capital leases	(122,496)	(74,993)
Net cash provided by financing activities	326,662	1,702,124

Net (decrease) increase in cash	(1,057,578)	567,424

Cash Beginning of Period	2,261,336	520,000

Cash Ending of Period	$1,203,758	$1,087,424

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$34,359	$24,521

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$322,802	$171,851
Retirement of fully depreciated equipment - cost	$56,110	$-
Retirement of fully depreciated equipment - accumulated depreciation	$(56,110)	$-

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outsanding payable balance	$137,494	$-

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services rendered in prior period	$-	$14,560
Changes in prepaid expenses associated with share-based compensation	$55,631	$119,375

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$-	$3,526,677
Liabilities transferred	$-	$368,873
Carrying value of long-term investment in affiliate, net of $1,000,000 cash proceeds	$-	$2,157,804

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 27, 2014 and results of operations and cash flows for the three and nine months ended September 27, 2014 and September 28, 2013. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 28, 2013 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2014. Operating results for the nine months ended September 27, 2014 are not necessarily indicative of the results to be achieved for the full year ending on January 3, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity:  The Company has incurred a loss from operations of approximately $4,128,000 and a net loss of approximately $4,161,000 for the nine-month period ended September 27, 2014.  As of September 27, 2014, cash totaled approximately $1,204,000.  Subsequent to the nine-month period ended September 27, 2014, the Company entered into a loan and security agreement with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital Inc., as agent.  Lender will provide the Company with access to a term loan up to $5 million.  The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at the Company’s option at any time but no later than July 31, 2015.  For more details on the term loan, please see Note 11. Subsequent Events of the Financial Statements.

With the term loan described above, management believes it will be able to support operations of the Company with its current cash and cash from operations through at least November 6, 2015; however there can be no assurance that unforeseen circumstances will not require the Company to seek additional financing.  If the Company determines that it shall require additional financing to further enable it to achieve its long-term strategic objectives, there can be no assurance that such financing will be available on terms favorable to it or at all.  If adequate financing is not available, the Company may delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative expenses.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Changes in accounting estimate: During the nine-month period ended September 27, 2014, the Company evaluated assumptions for estimating the fair value of the Company’s stock options.  The Company uses the Black-Scholes based option valuation model, which requires assumptions on (i) volatility, (ii) expected dividends, (iii) expected term and (iv) risk-free rate.  While evaluating the assumptions on volatility, the Company determined that the historical volatility the Company’s common stock needs to be considered when estimating the expected volatility.  Previously, the Company calculated expected volatility based on publicly held companies in similar industries and did not consider the historical volatility of the Company’s common stock, as the historical measurement period that was available to compute the volatility rate of the Company’s common stock was shorter than the expected life of the options.

For the stock options granted during the nine-month period ended September 27, 2014, the Company calculated expected volatility rate based on the combined volatility of publicly held companies in similar industries and volatility of the Company’s common stock.  A 20~30% weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock covers only the period since June 2008 in a thinly traded market.  The weighted average expected volatility for the stock options granted during the nine-month period ended September 27, 2014 following the update to our estimate is approximately 73%.  The weighted average expected volatility would have been approximately 30%, had we computed solely based on the volatility rates of similarly situated public companies. For the year ended December 28, 2013, the weighted average expected volatility the Company used to estimate the fair value of the Company’s stock options granted was approximately 33%.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of September 27, 2014 and December 28, 2013 are as follows:

	September 27, 2014	December 28, 2013
Reference standards	$1,715,507	$1,769,160
Bulk ingredients	866,509	694,965
	2,582,016	2,464,125
Less valuation allowance	295,930	260,000
	$2,286,086	$2,204,125

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

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. On September 27, 2014, the Company early adopted ASU 2014-15.  The adoption of ASU 2014-15 had no impacts on the Company’s consolidated financial statements.

Note 4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net loss	$(659,653)	$(1,250,263)	$(4,160,811)	$(3,695,201)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding (1):	106,610,400	101,309,939	106,290,782	98,590,008

Potentially dilutive securities (2):
Stock options	13,890,766	13,609,700	13,890,766	13,609,700
Warrants	-	535,000	-	535,000

(1) Includes 1,676,175 and 500,000 weighted average nonvested shares of restricted stock for the three months ended September 27, 2014 and September 28, 2013, respectively, and 1,606,380 and 500,000 weighted average nonvested shares of restricted stock for the nine months ended September 27, 2014 and September 28, 2013, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

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

Subsequent to the consummation of the sale of BluScience consumer product line, NeutriSci has issued additional 950 shares of Series I Preferred Shares pursuant to anti-dilution provision.  There was no accounting transaction for this additional shares received as the Company is using the cost recovery method to account the BluScience sale transaction.  As of September 27, 2014, the Company holds a total of 670,658 shares of Series I Preferred Shares.

As of September 27, 2014, the Company has not transferred preferred stock of NeutriSci to either the unrelated party or Palladium.  Based on the latest estimates of share price of Neutrisci upon listing, the Company would transfer approximately 110,000 shares of Series I Preferred Shares to the unrelated party and approximately 11,000 shares of Series I Preferred Shares, contingent upon NeutriSci’s common stock being listed on an exchange.  If NeutriSci’s common stock does not list on an exchange by December 31, 2014, then the Company would transfer approximately 250,000 shares of Series I Preferred Shares and approximately 25,000 shares of Series I Preferred Shares based on the terms of the assignment of the note.

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

The Company had elected to record equity method adjustments in losses on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner.  The equity method adjustment for the previously unaccounted NeutriSci’s operations from October 1, 2013 to December 31, 2013 is recorded during the nine-month period ended September 27, 2014, and is incorporated into the adjusted carrying amount of the investment.

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

Valuation assessment of Investment

As of September 27, 2014, the Company has determined that there is no other-than-temporary impairment of the carrying amounts of its investment in NeutriSci.  The Company will continue to monitor NeutriSci’s performance and evaluate if there are any such events or indicators to consider.

Note 6. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	September 27, 2014	December 28, 2013

Laboratory equipment	$3,028,644	$2,782,364
Leasehold improvements	495,240	491,125
Computer equipment	329,737	372,851
Furniture and fixtures	13,039	18,313
Office equipment	7,877	7,877
Construction in progress	159,277	40,126
	4,033,814	3,712,656
Less accumulated depreciation	2,740,112	2,649,417
	$1,293,702	$1,063,239

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the nine months ended September 27, 2014 and September 28, 2013 was approximately $162,000 and $188,000, respectively.

During the nine months ended September 27, 2014, the Company disposed of approximately $56,000 of fully depreciated equipment.

Note 7. Share-Based Compensation

7A. Employee Share-Based Compensation

Stock Option Plans

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted to employees during the nine months ended September 27, 2014.

Nine Months Ended September 27, 2014
Expected volatility	73.55%
Expected dividends	0.00%
Expected term	5.7 years
Risk-free rate	1.86%

The weighted average grant date fair value of options granted during the nine months ended September 27, 2014 was $0.91.

Service Period Based Stock Options

The majority of options granted by the Company feature service conditions.  Accordingly, these options vest ratably over specified periods of approximately 3 to 5 years following the date of grant.

The following table summarizes our stock option activity during the nine months ended September 27, 2014:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	12,113,655	$1.06	7.43

Options Granted	2,033,987	1.37	10.00
Options Classification from Employee to Non-Employee	(113,151)	0.76
Options Exercised	(511,642)	0.88
Options Expired	(253,900)	1.00
Options Forfeited	(628,634)	1.11
Outstanding at September 27, 2014	12,640,315	$1.12	7.22	$1,475,920

Exercisable at September 27, 2014	8,822,108	$1.13	6.53	$1,071,805

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.06 on the last day of business for the period ended September 27, 2014.

As of September 27, 2014, there was approximately $2,035,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 2.12 years.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at September 27, 2014 and changes during the nine months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 28, 2013	500,000	$0.69

Granted	1,090,000	1.41
Vested	-	-
Forfeited	-	-
Unvested shares at September 27, 2014	1,590,000	$1.18

Expected to Vest as of September 27, 2014	1,590,000	$1.18

On January 2, 2014, the Company awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  The fair values of these restricted stock awards were based on the trading price of the Company’s common stock on the date of grant.  The expense related to the restricted stock award has been amortized over the period of six months through July 1, 2014, as the Company determined the requisite service period to be 6 months as that is when they are eligible to vest.

Employee Option and Restricted Stock Compensation

The Company recognized compensation expense of approximately $388,000 and $2,359,000 in general and administrative expenses in the statement of operations for the three and nine months ended September 27, 2014, respectively, and $244,000 and $817,000 for the three and nine months ended September 28, 2013, respectively.

7B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at September 27, 2014 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	847,300	$1.44	5.74

Options Granted	90,000	1.24	10.00
Options Classification from Employee to Non-Employee	113,151	0.76
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at September 27, 2014	1,050,451	$1.35	5.73	$64,067

Exercisable at September 27, 2014	960,451	$1.36	5.34	$64,067

The aggregate intrinsic values in the table above are before income taxes, based on the Company’s closing stock price of $1.06 on the last day of business for the period ended September 27, 2014.

Stock Awards

On July 1, 2014, the Company awarded 65,000 shares of the Company’s common stock that were fully vested and non-forfeitable to a non-employee.  The fair value of the award, which amounted to $83,850 was based on the trading price of the Company’s stock on the date of grant.  The expense related to this stock award is being amortized over the period of approximately 7 months, as the services relating to this award are being provided over this period of time.  The expense the Company recognized for this award was approximately $35,000 for the nine months ended September 27, 2014.  During the nine months ended September 28, 2013, the Company awarded an aggregate of 600,000 shares of the Company’s common stock to non-employees and recognized approximately $238,000 for the expense.

As of September 27, 2014, there was approximately $49,000 of total unrecognized compensation expense related to the stock award to a non-employee.  That cost is expected to be recognized over a period of approximately 4 months as of September 27, 2014.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  The fair value of vested non-employee restricted shares awarded during the nine months ended September 27, 2014 was approximately $15,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees at September 27, 2014 and changes during the nine months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 28, 2013	-	$-

Granted	96,000	1.30
Vested	(12,000)	1.28
Forfeited	-	-
Unvested shares expected to vest at September 27, 2014	84,000	$1.06

As of September 27, 2014, there was approximately $87,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 3.4 years as of September 27, 2014.

Non-Employee Option, Stock and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $43,000 and $109,000 in general and administrative expenses in the statement of operations for the three and nine months ended September 27, 2014, respectively, and $87,000 and $243,000 for the three and nine months ended September 28, 2013, respectively.

Note 8. Stock Issuance

On June 11, 2014, the Company issued 44,605 shares of common stock to a vendor to settle an outstanding payable balance of $52,188.

On June 18, 2014, the Company issued 82,000 shares of common stock to a vendor to settle an outstanding payable balance of $76,306 and payment of 6 months of $3,000 per month monthly retainer fees from July 2014 through December 2014.

Note 9. Business Segments

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

●
Core standards, and contract services segment includes supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, reference materials, and related contract services.

●
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

●
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

	Core Standards		Scientific and
	and Contract		Regulatory
Three months ended September 27, 2014	Services segment	Ingredients segment	Consulting segment	Other	Total
Net sales	$1,814,622	$2,031,250	$293,838	$-	$4,139,710
Cost of sales	1,239,356	1,200,790	176,618	-	2,616,764

Gross profit	575,266	830,460	117,220	-	1,522,946

Operating expenses:
Sales and marketing	259,951	243,068	15,643	-	518,662
General and administrative	-	-	-	1,651,718	1,651,718
Operating expenses	259,951	243,068	15,643	1,651,718	2,170,380

Operating income (loss)	$315,315	$587,392	$101,577	$(1,651,718)	$(647,434)

	Core Standards		Scientific and
	and Contract		Regulatory
Three months ended September 28, 2013	Services segment	Ingredients segment	Consulting segment	Other	Total
Net sales	$1,574,970	$780,489	$362,749	$-	$2,718,207
Cost of sales	1,309,562	484,511	173,947	-	1,968,020

Gross profit	265,408	295,977	188,802	-	750,187

Operating expenses:
Sales and marketing	328,043	165,025	12,000	-	505,068
General and administrative	-	-	-	1,453,611	1,453,611
Loss from investment in affiliate	-	-	-	33,281	33,281
Operating expenses	328,043	165,025	12,000	1,486,892	1,991,960

Operating income (loss)	$(62,635)	$130,952	$176,802	$(1,486,892)	$(1,241,773)

	Core Standards
	and Contract		Regulatory
Nine months ended September 27, 2014	Services segment	Ingredients segment	Consulting segment	Other	Total
Net sales	$5,407,455	$4,889,431	$773,116	$-	$11,070,002
Cost of sales	3,728,521	2,962,505	472,256	-	7,163,282

Gross profit	1,678,934	1,926,926	300,860	-	3,906,720

Operating expenses:
Sales and marketing	694,523	793,414	66,840	-	1,554,777
General and administrative	-	-	-	6,458,027	6,458,027
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	694,523	793,414	66,840	6,479,570	8,034,347

Operating income (loss)	$984,411	$1,133,512	$234,020	$(6,479,570)	$(4,127,627)

	Core Standards		Scientific and
	and Contract		Regulatory
Nine months ended September 28, 2013	Services segment	Ingredients segment	Consulting segment	Other	Total
Net sales	$4,978,727	$2,032,616	$808,610	$(60,285)	$7,759,668
Cost of sales	3,661,772	1,260,697	452,479	955	5,375,903

Gross profit (loss)	1,316,955	771,919	356,131	(61,240)	2,383,765

Operating expenses:
Sales and marketing	1,120,897	599,395	14,600	131,159	1,866,051
General and administrative	-	-	-	4,155,792	4,155,792
Loss from investment in affiliate	-	-	-	33,281	33,281
Operating expenses	1,120,897	599,395	14,600	4,320,232	6,055,124

Operating income (loss)	$196,058	$172,524	$341,531	$(4,381,472)	$(3,671,359)

	Core Standards and		Scientific and
	Contract Services	Ingredients	Regulatory Consulting
At September 27, 2014	segment	segment	segment	Other	Total
Total assets	$3,394,033	$2,618,062	$277,007	$2,410,049	$8,699,151

	Core Standards and		Scientific and
	Contract Services	Ingredients	Regulatory Consulting
At December 28, 2013	segment	segment	segment	Other	Total
Total assets	$2,952,270	$1,083,856	$139,765	$4,811,001	$8,986,892

Note 10. Commitments and Contingencies

Capitalized Lease Obligations

During the nine months ended September 27, 2014, the Company entered into two financing transactions to purchase laboratory equipment.  Under the lease terms, the Company will make monthly future lease payments, including interest, of approximately $2,000 and $5,000, respectively, for 60 months, for a total payment of approximately $122,000 and $271,000, respectively.  The Company has recorded a capital lease of approximately $100,000 and $223,000, respectively.  The equipment will be utilized in our core standards and contract services segment.

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

During the nine-month period ended September 27, 2014, the Company settled and paid approximately $125,000 to a certain claimant.  This payment was recognized in general and administrative expenses in the statements of operations for the nine-month period ended September 27, 2014.

Note 11. Subsequent Events

Subsequent to the nine-month period ended September 27, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in equal monthly installments of principal and interest (mortgage style) over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015. In connection with the loan, the Company paid a $50,000 facility charge to Lender.

The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 9.35%. The Company may prepay all, but no less than all, of the outstanding loan balance, subject to prepayment charges of 3% during the first twelve months following closing, 2% during the next twelve months and 1% thereafter. On the earliest to occur of the (a) the loan maturity date, (b) the date the Company prepays the outstanding loan balance or (c) the date the outstanding loan balance becomes due and payable, the Company will pay Lender an end of term charge equal to 3.75% of all amounts drawn under the loan.

The Loan Agreement further provides that, subject to certain conditions, any regularly scheduled installment of principal due to Lender may be paid, in whole or in part at the option of the Company or Lender, by converting a portion of the principal of the term loan into shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $1.293, in lieu of payment in cash.  The aggregate principal amount to be paid in Conversion Shares shall not exceed $1,000,000.  Of this amount 50% shall convert at the Lender’s option and 50% shall convert at the Company’s option.

Pursuant to the Loan Agreement, the Company issued Lender a warrant (the “Warrant”) to purchase 419,020 shares of our common stock at an exercise price of $1.062 per share, subject to customary adjustments under certain circumstances.   The Warrant is exercisable beginning on the date of issuance and expires five years from that date.

In connection with the Loan Agreement, the Company granted first priority liens and security interest in substantially all of our assets, exclusive of intellectual property and 35% of the capital stock of any foreign subsidiary, as collateral for the obligations under the Loan Agreement.  The Loan Agreement also contains representations and warranties by the Company and Lender, indemnification provisions in favor of Lender and customary covenants, and events of default.  Upon the occurrence of an event of default, a default interest rate of an additional 4% will be applied to the outstanding loan balances, and Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement.

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

Overview

We discover, acquire, develop and commercialize proprietary-based ingredient technologies through our business model which utilizes our wholly-owned synergistic business units. These units include the supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, and reference materials, related contract services, and proprietary ingredients.  We perform chemistry-based analytical services at our laboratory in Boulder, Colorado, typically in support of quality control or quality assurance activities within the dietary supplement industry. Through our subsidiary Spherix Consulting, Inc., we also provide scientific and regulatory consulting to clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Subsequent to the nine-month period ended September 27, 2014, the Company entered into a loan and security agreement with Hercules Technology II, L.P. (“Lender”).  Lender will provide the Company with access to a term loan up to $5 million.  The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at the Company’s option at any time but no later than July 31, 2015.

With the term loan described above, we anticipate that our current cash and cash generated from operations will be sufficient to meet our projected operating plans through at least November 6, 2015. We may, however, seek additional capital prior to November 6, 2015, both to meet our projected operating plans after November 6, 2015 and/or to fund our longer term strategic objectives.

Additional capital may come from public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all.  Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to look for third party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

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

Results of Operations

We generated net sales of $11,070,002 for the nine-month period ended September 27, 2014 as compared to $7,759,668 for the nine-month period ended September 28, 2013. We incurred a net loss of $4,160,811 for the nine-month period ended September 27, 2014 as compared with a net loss of $3,695,201 incurred for the nine-month period ended September 28, 2013. This equated to a $0.04 basic and diluted loss per share for the nine-month period ended September 27, 2014 as compared with a $0.04 basic and diluted loss per share for the nine-month period ended September 28, 2013.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns. Net sales increased by 52% to $4,139,710 for the three-month period ended September 27, 2014 as compared to $2,718,207 for the three-month period ended September 28, 2013.  The core standards and contract services segment generated net sales of $1,814,622 for the three-month period ended September 27, 2014.  This is an increase of 15%, compared to $1,574,970 for three-month period ended September 28, 2013.  This increase was primarily due to increased sales of analytical testing and contract services.  The ingredients segment generated net sales of $2,031,250 for the three-month period ended September 27, 2014.  This is an increase of 160%, compared to $780,489 for the three-month period ended September 28, 2013.  This increase was due to the increased sales throughout most of the ingredients we sell, including “NIAGEN,” “PTEROPURE,” and “PURENERGY.” The scientific and regulatory consulting segment generated net sales of $293,838 for the three-month period ended September 27, 2014.  This is a decrease of 19%, compared to $362,749 for the three-month period ended September 28, 2013.  There were fewer consulting projects completed during the three-month period ended September 27, 2014, resulting from client related delays.

For the nine-month period ended September 27, 2014, net sales increased by 43% to $11,070,002 as compared to $7,759,668 for the nine-month period ended September 28, 2013.  The core standards and contract services segment generated net sales of $5,407,455 for the nine-month period ended September 27, 2014.  This is an increase of 9%, compared to $4,978,727 for the nine-month period ended September 28, 2013.  This increase was due to increased sales of both phytochemical references standards and contract services.  The ingredients segment generated net sales of $4,889,431 for the nine-month period ended September 27, 2014.  This is an increase of 141%, compared to $2,032,616 for the nine-month period ended September 28, 2013.  This increase was due to the increased sales throughout most of the ingredients we sell, including “NIAGEN,” “PTEROPURE,” and “PURENERGY.”  The scientific and regulatory consulting segment generated net sales of $773,116 for the nine-month period ended September 27, 2014.  This is a decrease of 4%, compared to $808,610 for the nine-month period ended September 28, 2013.  There were fewer consulting projects completed during the nine-month period ended September 27, 2014 than during the comparable period in 2013.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the three-month period ended September 27, 2014 was $2,616,764 as compared with $1,968,020 for the three-month period ended September 28, 2013.  As a percentage of net sales, this represented a 9% decrease for the three-month period ended September 27, 2014 compared to the three-month period ended September 28, 2013.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the three-month period ended September 27, 2014 was 68% compared to 83% for the three-month period ended September 28, 2013.  This percentage decrease in cost of sales is largely due to increased sales in analytical testing and contract services area, which the sales increased about 34% compared to the comparable period in 2013.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not decrease in proportion to sales.  The cost of sales as a percentage of net sales for the ingredients segment for the three-month period ended September 27, 2014 was 59% compared to 62% for the three-month period ended September 28, 2013.  This percentage decrease in cost of sales is largely due to the increased purchasing volume, which we were able to obtain better purchasing costs from our suppliers as a result.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the three-month period ended September 27, 2014 was 60% compared to 48% for the three-month period ended September 28, 2013.  The percentage increase in cost of sales is largely due to decreased sales as fixed labor costs make up the majority of costs for the consulting segment.

Cost of sales for the nine-month period ended September 27, 2014 was $7,163,282 versus $5,375,903 for the nine-month period ended September 28, 2013.  As a percentage of net sales, this represented 5% decrease for the nine-month period ended September 27, 2014 compared to the nine-month period ended September 28, 2013.  The cost of sales as a percentage of net sales decreased overall as our revenue mix changed with increased revenue from ingredients segment.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the nine-month period ended September 27, 2014 was 69% compared to 74% for the nine-month period ended September 28, 2013.  The percentage decrease in cost of sales is mainly due to increased sales in analytical testing and contract services area, as fixed labor and equipment costs consist of the majority of costs for analytical testing and contract services area.  The cost of sales as a percentage of net sales for the ingredients segment for the nine-month period ended September 27, 2014 was 61%.  This percentage was 62% for the comparable period in 2013.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the nine-month period ended September 27, 2014 was 61%, compared to 56% for the nine-month period ended September 28, 2013.  The increase in cost of sales was largely due to completing fewer consulting projects during the nine-month period ended September 27, 2014 than during the comparable period in 2013.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services. Our gross profit increased to $1,522,946 for the three-month period ended September 27, 2014 from $750,187, for the three-month period ended September 28, 2013.  For the core standards and contract services segment, our gross profit increased 117% to $575,266 for the three-month period ended September 27, 2014 from $265,408 for the three-month period ended September 28, 2013.  The increased sale of analytical testing and contract services which resulted in a higher labor utilization rate as well as increased fixed cost coverage was the main reason for the increase in gross profit.  For the ingredients segment, our gross profit increased to $830,460 for the three-month period ended September 27, 2014 from $295,977 for the three-month period ended September 28, 2013.  The increased sales throughout the ingredient portfolio we offer was the main reason for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit decreased 38% to $117,220 for the three-month period ended September 27, 2014 from $188,802 for the three-month period ended September 28, 2013.  The decrease in sales which resulted in a lower labor utilization rate was the reason for the decrease in gross profit.

Our gross profit increased to $3,906,720 for the nine-month period ended September 27, 2014 from $2,383,765 for the nine-month period ended September 28, 2013.  For the core standards and contract services segment, our gross profit increased 27% to $1,678,934 for the nine-month period ended September 27, 2014 from $1,316,955 for the nine-month period ended September 28, 2013.  The increased sales was the primary reason for the increase in gross profit.  For the ingredients segment, our gross profit increased to $1,926,926 for the nine-month period ended September 27, 2014 from $771,919 for the nine-month period ended September 28, 2013.  The increased sales throughout the ingredient portfolio we offer was the main reason for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit decreased 16% to $300,860 for the nine-month period ended September 27, 2014 from $356,131 for the nine-month period ended September 28, 2013.  The decrease in sales which resulted in a lower labor utilization rate was the reason for the decrease in gross profit.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the three-month period ended September 27, 2014 were $518,662 as compared to $505,068 for the three-month period ended September 28, 2013.  For the core standards and contract services segment, sales and marketing expenses for the three-month period ended September 27, 2014 decreased to $259,951 as compared to $328,043 for the three-month period ended September 28, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the three-month period ended September 27, 2014 increased to $243,068 as compared to $165,025 for the three-month period ended September 28, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the three-month period ended September 27, 2014 increased to $15,643, compared to $12,000 for the three-month period ended September 28, 2013.

Sales and marketing expenses for the nine-month period ended September 27, 2014 were $1,554,777 as compared to $1,866,051 for the nine-month period ended September 28, 2013.  For the core standards and contract services segment, sales and marketing expenses for the nine-month period ended September 27, 2014 decreased to $694,523 as compared to $1,120,897 for the nine-month period ended September 28, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the nine-month period ended September 27, 2014 increased to $793,414 as compared to $599,395 for the nine-month period ended September 28, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the nine-month period ended September 27, 2014 were $66,840, compared to $14,600 for the nine-month period ended September 28, 2013.  This increase was largely due to our increased marketing efforts to raise the awareness of our consulting services within the industry.  Lastly, we incurred $131,159 in sales and marketing expenses for our BluScience product line during the nine-month period ended September 28, 2013.  We did not have such expenses for the comparable period in 2014 as we sold the BluScience product line on March 28, 2013.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the three-and nine-month periods ended September 27, 2014 were $1,651,718 and $6,458,027 compared to $1,453,611 and $4,155,792 for the three- and nine-month periods ended September 28, 2013.  One of the factors that contributed to this increase is an increase in share-based compensation.  For the three- and nine-month periods ended September 27, 2014, our share-based compensation increased to $431,452 and $2,467,720, respectively, compared to $331,304 and $1,059,653 for the comparable periods in 2013.  During the nine-month period ended September 27, 2014, the Company recognized expenses for the 1,090,000 shares of restricted stock granted to the Company’s officers and members of the board of directors, which resulted in the increase in share-based compensation expense.  Another factor that contributed to the increase in general and administrative expenses is an increase in research and development expenses for our line of proprietary ingredients.  Our research and development expenses increased to $152,687 and $360,340 for the three- and nine-month periods ended September 27, 2014, as compared to $83,783 and $120,638 for the three- and nine-month periods ended September 28, 2013.  In addition, during the nine-month period ended September 27, 2014, there was an increase in wages as a result of hiring additional personnel to support our operations, including an in-house legal counsel.  Lastly, there was one-time expense of $125,000 during the nine-month period ended September 27, 2014, which we have paid as a settlement fee to a certain claimant.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three- and nine-month periods ended September 27, 2014 was $230 and $1,175 as compared to $179 and $679 for the three- and nine-month periods ended September 28, 2013.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on capital leases. Interest expense for the three- and nine-month periods ended September 27, 2014 was $12,449 and $34,359 as compared to $8,669 and $24,521 for the three- and nine-month periods ended September 28, 2013.  The increase of the interest expense is largely due to a new capital lease of approximately $223,000 we entered on March 30, 2014.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 27, 2014, was approximately $161,712 as compared to $187,667 for the nine-month period ended September 28, 2013. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the nine-month period ended September 27, 2014, was approximately $24,826 as compared to $16,819 for the nine-month period ended September 28, 2013.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through September 27, 2014, we have incurred aggregate losses of approximately $38 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions and the issuance of common stock and warrants through private placements and through our registered direct offering.

Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing selling and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.

Subsequent to the nine-month period ended September 27, 2014, the Company entered into a loan and security agreement with Hercules Technology II, L.P. (“Lender”).  Lender will provide the Company with access to a term loan up to $5 million.  The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at the Company’s option at any time but no later than July 31, 2015.  For more details on the term loan, please see Note 11. Subsequent Events presented in Item 1 of this Form 10-Q.

With the term loan described above, we anticipate that our current levels of capital will be sufficient to meet our projected operating plans through at least November 6, 2015.  We may however seek additional capital prior to November 6, 2015, both to meet our projected operating plans through and after November 6, 2015 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to November 6, 2015, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 27, 2014 was approximately $2,335,000 as compared to approximately $2,173,000 for the nine months ended September 28, 2013.  Along with the net loss, we experienced an increase in trade receivables commensurate with the increase in net sales and fulfilled performance obligations relative to customer deposits, which together comprise of our largest uses of cash during the nine months ended September 27, 2014.  Net cash used in operating activities for the nine months ended September 28, 2013 largely reflects a decrease in accounts payable and an increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $950,000 for the nine months ended September 27, 2014, compared to approximately $1,038,000 for the nine months ended September 28, 2013.  Net cash provided by investing activities for the nine months ended September 27, 2014 principally consisted of proceeds received from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.  Net cash provided by investing activities for the nine months ended September 28, 2013 mainly consisted of cash consideration received from NeutriSci from the sale of BluScience product line as well as a repayment received from the Senior Note issued by NeutriSci.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $327,000 for the nine months ended September 27, 2014, compared to approximately $1,702,000 provided by for the nine months ended September 28, 2013.  Net cash provided by financing activities for the nine months ended September 27, 2014 mainly consisted of proceeds from exercise of stock options.  Net cash provided by financing activities for the nine months ended September 28, 2013 mainly consisted of proceeds from exercise of warrants.

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

Off-Balance Sheet Arrangements

During the nine months ended September 27, 2014, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending December 28, 2013 and filed with the Commission on March 27, 2014.

Recent Licensing Agreement

On September 19, 2014, the Company entered into a First Amendment to the License Agreement (the “First Amendment”) with The Regents of the University of California Corporation (“UC”).  The First Amendment amends the Exclusive License Agreement (“the Agreement”) dated September 8, 2011, by and between the Company and UC which was filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 10, 2011.

Under the terms of the First Amendment, UC granted to the Company a worldwide, exclusive, sublicensable right and license to use certain additional patent rights relating to the use of the compound known as Pterostilbene in a specified field of use.  Pterostilbene is a compound found in blueberries, grapes and other small fruits, as well as the bark of some trees.  The Agreement terminates on the earliest of (i) the expiration date or abandonment of the last valid claim of the patent rights licensed under the Agreement, (ii) failure by the Company to meet certain pre-development milestones or an uncured default by the Company under the Agreement or (iii) upon prior written notice given by the Company.

As consideration for the additional licenses granted, the Company will make additional cash payments to UC, including certain annual license maintenance fees, earned royalties on net sales of additional licensed products subject to a certain minimum amount, payments in the aggregate amount of $60,000 upon the completion of certain strategic milestones, as well as other consideration associated with sublicensing.  The license issuance fee of $10,000 has been capitalized as an intangible asset and is being amortized over 10 years using a straight-line method.  The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the redacted version of the First Amendment, which is filed as Exhibit 10.1 to this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 27, 2014.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2014, we issued 65,000 shares of common stock to a vendor as a part of compensation for certain services to be provided through January 31, 2015.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits
10.1	First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

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

ChromaDex Corporation
                          (Registrant)

Date:  November 6, 2014                                                                                                 /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer