Form 10-K
period 2015-01-03
ChromaDex Corp.
filed 2015-03-19
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 3, 2015

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

Large accelerated filer [ ]	Accelerated Filer [X]
Non-accelerated filer [ ]	Smaller Reporting Company [ ] (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 28, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $83,626,518.
Number of shares of common stock of the registrant outstanding as of March 18, 2015: 107,287,058

DOCUMENTS INCORPORATED BY REFERENCE                                                                                                             None.

Item
PART I

	Cautionary Notice Regarding Forward-Looking Statements	1
1.	Business	1
1A.	Risk Factors	14
2.	Properties	28
3.	Legal Proceedings	28
4.	Mine Safety Disclosures	28

PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6.	Selected Financial Data	30
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	37
8.	Financial Statements and Supplementary Data	38
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
9A	Controls and Procedures	69
9B.	Other Information	72

PART III

10.	Directors, Executive Officers and Corporate Governance	73
11.	Executive Compensation	80
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
13.	Certain Relationships and Related Transactions, and Director Independence	92
14.	Principal Accounting Fees and Services	93

PART IV

15.	Exhibits, Financial Statement Schedules	95
	Signatures	96

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

Item 1.                                Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Chromadex Analytics, Inc. and Spherix Consulting, Inc. (“Spherix”).  ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) is a natural products company that discovers, acquires, develops and commercializes proprietary-based ingredient technologies through its business model that utilizes its wholly owned synergistic business units, including ingredient technologies, natural product fine chemicals (known as “phytochemicals”), chemistry and analytical testing services, and product regulatory and safety consulting.  The Company provides science-based solutions to the nutritional supplement, food and beverage, animal health, cosmetic and pharmaceutical industries.  The ChromaDex ingredient technologies unit includes products backed with scientific research and intellectual property.  Its ingredient portfolio includes pTeroPure® pterostilbene; ProC3G®, a natural black rice containing cyanidin-3-glucoside; PURENERGY®, a caffeine-pTeroPure co-crystal; and NIAGEN®, its recently launched branded nicotinamide riboside, a next-generation B vitamin.

Through Chromadex Analytics, we perform chemistry-based analytical services located at our laboratory in Boulder, Colorado, setting the standard in support of quality control or quality assurance activities within the dietary supplement industry.  Through Spherix, we provide scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  For the fiscal years ended January 3, 2015 and December 28, 2013, our revenues were approximately $15,313,000 and $10,161,000, respectively.

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

We believe there is a growing need at both the manufacturing and government regulatory levels for reference standards, analytical methods and other quality assurance methods to ensure that products that contain plants, plant extracts and naturally occurring compounds distributed to consumers are safe. We further believe that this need is driven by the perception at the consumer level regarding a lack of adequate quality controls related to certain functional food or dietary supplement based products, as well as increased effort on the part of the Food and Drug Administration (“FDA”) to assure Good Manufacturing Practices (“GMP”).

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates through our relationships with various universities and research institutions. By selecting the most promising ingredients leveraged from this market-based screening model, which is grounded by primary research performed through leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pterostilbene, is marketed and sold under our brand name, pTeroPure®. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on this compound and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market. We believe that we have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners.

Another one of our proprietary compounds is nicotinamide riboside (“NR”), for which our brand name is NIAGEN®.  NR is found naturally in trace amounts in milk and other foods and is the “no-flush” version of the B vitamin known as niacin.  The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to NAD+ in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme nicotinamide adenine dinucleotide (NAD+) in health human volunteers.  In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial.  We are currently analyzing the molecular data obtained from the clinical trial relating to NAD+ metabolome.  We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

Through Spherix, we provide our clients in the food, supplement and pharmaceutical industries with effective scientific solutions to manage their potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  Spherix has complemented and expanded our leadership in reference standards and business services by providing a more comprehensive suite of science-based and regulatory services.  Through Spherix, we have more efficiently advanced products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

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

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new natural products and technologies, with an initial industry focus on the dietary supplement, nutraceutical, food and beverage, functional food, animal health, pharmaceutical and skin care markets. We plan to utilize our experienced management team to commercialize these natural product technologies by advancing them through any required regulatory approval processes, selectively conducting clinical trials, arranging for reliable and cost-effective manufacturing, and ultimately either directly selling the products or licensing the intellectual property to third parties.  We plan to conduct clinical trials to (a) reinforce the health benefits that may be associated with our ingredients in support of sales made into the dietary supplement and food, cosmetics and beverage markets, (b) potentially improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and (c) potentially lead us toward pharmaceutical applications for our ingredients.

•
Commercialization of intellectual property:  We believe that many of our products currently in development have the potential to spin off technologies that may themselves be independently capable of commercialization and becoming significant new revenue sources. We believe that new intellectual property can also be developed from our expansion into new markets.

•
Expansion and growth of the core business: We intend to continue to expand our phytochemical standards offerings, which is the core of our business. Currently, we have approximately 5,000 defined standards. We expect to add about 500 new standards each year for the foreseeable future.

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

Overview of our Products and Services

We are headquartered in Irvine, California, and our analytical and research laboratory facility, Chromadex Analytics, is located in Boulder, Colorado. Chromadex Analytics operates a facility with 13,000 square feet of laboratory and office space. While we perform many of the contract services and research for our clients, Chromadex Analytics manufactures certain phytochemical reference standards, provides research and development, all analytical services and laboratory support for ChromaDex.  Since 2003, we have invested in excess of $3.0 million in laboratory equipment, and we currently have personnel possessing over 200 years of combined pharmaceutical and natural products chemistry experience.

In December 2012, we acquired Spherix, located in the greater Washington D.C. area.  Spherix provides its clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.

Current products and services provided are:

•
Ingredient technologies. We offer bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products.  This is an area where we are increasing our focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors.

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

•
Consulting services. We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support.  Through Spherix, we provide and offer product regulatory approval and scientific advisory services.

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

International:

For our core reference standards business, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.  Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

•	Europe (LGC Limited)

•	South America (JMC, Inc.)

•	Korea (Dongmyung Scientific Co.)

•	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or groups of countries:

•	Japan

•	Australia and New Zealand

•	China

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

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

Business Model

We have taken advantage of both supply chain needs and regulatory requirements such as the GMPs for dietary supplements to build our core standards and analytical services businesses.   We believe that we create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

•	Combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

•	Helping companies to comply with government regulations; and

•	Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

In addition, through Spherix, we provide product regulatory approval and scientific advisory services to our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

We will continue to expand this aspect of our business and, more importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with our core standards and contract service businesses.

Our core standards and contract service businesses provide us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates through our relationships with various universities and research institutions. By selecting the most promising ingredients leveraged from this market-based screening model, which is grounded by primary research performed through leading universities and institutions, followed by selective investments in further research and development, new natural products-related intellectual property can be identified and brought to various markets with a much lower investment cost and an increased chance of success. The first of these proprietary compounds, pterostilbene, is marketed and sold under our brand name, pTeroPure®. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related issues. We have in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on this compound and anticipate entering the dietary supplement, and, if clinical results are favorable, possibly the pharmaceutical market. We believe that we have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners.

Another one of our proprietary compounds is nicotinamide riboside (“NR”), for which our brand name for this compound is NIAGEN®.  NR is found naturally in trace amounts in milk and other foods and is a “no-flush” version of the B vitamin known as niacin.  The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to NAD+ in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme nicotinamide adenine dinucleotide (NAD+) in healthy human volunteers.  In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial.  We are currently analyzing the molecular data obtained from the clinical trial relating to NAD+ metabolome. We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

We continue to identify and in-license novel, proprietary compounds with significant potential health benefits.  Among these next generation compounds are pterostilbene and caffeine co-crystal, which allows formulators of energy products to reduce the amount of caffeine in their products, and anthocyanins, which are compounds responsible for the dark pigment found in certain berries and flowers.  Like pTeroPure® and NIAGEN®, these compounds also have potential in multiple markets.

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

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	2/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,338,791	Production of Flavanoids by Recombinant Microorganisms	7/11/2005	3/4/2008	7/11/2025	Licensed from The Research Foundation of State University of New York
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/3/2025	Licensed from Washington University
7,807,422	Production of Flavanoids by Recombinant Microorganisms	3/3/2008	10/5/2010	3/3/2028	Licensed from The Research Foundation of State University of New York
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	10/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College

8,227,510	Combine use of pterostilbene and quercetin for the production of cancer treatment medicaments	7/19/2005	7/24/2012	7/19/2025	Licensed from Green Molecular S.L.
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	2/1/2032	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,318,807	Pterostilbene Caffeine Co-Crystal Forms	7/30/2010	11/27/2012	7/30/2030	Licensed from Laurus Labs Private Limited
8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College
8,524,782	Key intermediate for the preparation of Stilbenes, solid forms of Pterostilbene, and methods for making the same	6/1/2009	9/3/2013	6/1/2029	Licensed from Laurus Labs Private Limited
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	6/10/2008	8/19/2014	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/22/2014	5/8/2032	Co-owned by ChromaDex and University of California

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

Research and Development

We have successfully conducted a clinical trial, together with the University of Mississippi, on our proprietary compound pterostilbene for its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement and, if clinical results are favorable, possibly the pharmaceutical markets as well.  We also have completed a study on our proprietary compound pterostilbene with caffeine co-crystal.  The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine.

We also have completed the first human clinical trial on our proprietary compound nicotinamide riboside (“NR”) and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme nicotinamide adenine dinucleotide (NAD+) in healthy human volunteers.  In addition, NR was also found to be safe as no adverse events were observed.  We are currently analyzing the molecular data obtained from the clinical trial relating to NAD+ metabolome, which is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these ingredients and support various health-related claims or obtain additional regulatory clearances.

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

Research and development costs for the fiscal years ended January 3, 2015 and December 28, 2013 were approximately $514,000 and $134,000, respectively.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense in order to comply with Federal, state and local environmental laws and regulations.

Facilities

For information on our facilities, see “Properties” in Item 2 of this Form 10-K.

Employees

As of January 3, 2015, ChromaDex (including Chromadex Analytics and Spherix Consulting, Inc.) had 74 employees, 67 of whom were full-time and 7 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to our Company and our Business

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

On September 29, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015.  The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 9.35%.  For further details on the Loan Agreement, please refer to Note 8. Loan Payable appearing on Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of January 3, 2015 and March 12, 2015, we had $2.5 million of indebtedness under the Loan Agreement.  Such indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our other debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under the Loan Agreement is variable;

•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting our industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the Loan Agreement are secured by a security interest in all of our assets, exclusive of intellectual property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future, including pursuant to the Loan Agreement. Our incurrence of additional indebtedness would intensify the risks described above.

The Loan Agreement contains various covenants limiting the discretion of our management in operating our business.

The Loan Agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business; and

•	make fundamental business changes.

If we fail to comply with the restrictions in the Loan Agreement, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The Loan Agreement governing our indebtedness also contains various covenants that may limit our ability to pay dividends.

We have a history of operating losses and we may need additional financing to meet our future long-term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $5,388,000 for the year ended January 3, 2015 and a net loss of approximately $4,420,000 for the year ended December 28, 2013. As of January 3, 2015, our accumulated deficit was approximately $39,524,000. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations and $2.5 million we can additionally draw down at our option pursuant to the Loan Agreement will be sufficient to meet our projected operating plans through at least March 20, 2016, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and cash generated from operations and $2.5 million we can additionally draw down at our option pursuant to the Loan Agreement will be sufficient to implement our operating plan through at least March 20, 2016. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to March 20, 2016 both to meet our projected operating plans after March 20, 2016 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

We depend greatly on Frank L. Jaksch Jr., Thomas C. Varvaro and Troy A. Rhonemus who are our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

If we fail to maintain adequate quality standards for our products and services, our business may be adverselyaffected and our reputation harmed.

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

The prosecution and enforcement of patents licensed to us by third parties are not within our control.  Withoutthese technologies, our product may not be successful and our business would be harmed if the patents wereinfringed on or misappropriated without action by such third parties.

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

If we experience a significant disruption in our information technology systems or if we fail to implement newsystems and software successfully, our business could be adversely affected.

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

The process by which our customer’s industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time-consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce GMPs, regulations that will likely affect many of our customers.  These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

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

We have a significant number of outstanding options and warrants, and future sales of these shares could adversely affect the market price of our common stock.

As of January 3, 2015, we had outstanding options exercisable for an aggregate of 13,974,052 shares of common stock at a weighted average exercise price of $1.14 per share and outstanding warrants exercisable for an aggregate of 469,020 shares of common stock at a weighted average exercise price of $1.07 per share.  The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.                                Properties

As of January 3, 2015, we lease approximately 15,000 square feet of office space in Irvine, California with 6 years remaining on the lease, approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with 16 months remaining on the lease, and approximately 1,700 square feet of office space in Rockville, Maryland with 16 months remaining on the lease.  We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado.  We use the apartments to accommodate our traveling employees to each of our California and Colorado locations.  We do not own any real estate.  For the year ended January 3, 2015, our total annual rental expense was approximately $537,000.

Item 3.                                Legal Proceedings

We are not involved in any legal proceedings which management believes may have a material adverse effect on our business, financial condition, operations, cash flows, or prospects.  However, the Company from time to time is involved in legal proceedings in the ordinary course of our business, which can include employment claims, product claims and patent infringements.  We do not believe that any of these claims and proceedings against us as they arise are likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 4.                                Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 2014, we have been quoted on the top tier of the OTC Markets Group, Inc. (the “OTCQX”) under the symbol “CDXC.”  From April 2010 to November 2014, we have been quoted on the middle tier of the OTC Markets Group, Inc. (the “OTCQB”) under the symbol “CDXC.”  OTCQX and OTCQB are networks of securities dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for ChromaDex common stock for each of the periods indicated as reported by OTCQX and OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 3, 2015
Quarter Ended	High	Low
January 3, 2015	$1.25	$0.84
September 27, 2014	$1.46	$1.02
June 28, 2014	$1.90	$1.21
March 29, 2014	$2.08	$1.41

Fiscal Year Ending December 28, 2013
Quarter Ended	High	Low
December 28, 2013	$1.58	$0.78
September 28, 2013	$0.95	$0.68
June 29, 2013	$0.86	$0.61
March 30, 2013	$0.80	$0.50

On March 12, 2015, the closing bid quotation was $1.26.

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

Holders of Our Common Stock

As of March 12, 2015, we had approximately 82 registered holders of record of our common stock.

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

On September 29, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015.

With the term loan described above, we anticipate that our current cash and cash generated from operations will be sufficient to meet our projected operating plans through at least March 20, 2016.  We may, however, seek additional capital prior to March 20, 2016, both to meet our projected operating plans after March 20, 2016 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales for the twelve-month periods ended January 3, 2015 and December 28, 2013 were approximately $15,313,000 and $10,161,000, respectively. We incurred a net loss of approximately $5,388,000 for the twelve-month period ended January 3, 2015 and a net loss of approximately $4,420,000 for the twelve-month period ended December 28, 2013. This equated to a $0.05 loss per basic and diluted share for the twelve-month period ended January 3, 2015 versus a $0.04 loss per basic and diluted share for the twelve-month period ended December 28, 2013.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change
Sales	$15,313,179	$10,160,964	51%
Cost of sales	9,987,514	7,027,828	42%
Gross profit	5,325,665	3,133,136	70%
Operating expenses-Sales and marketing	2,136,584	2,357,605	-9%
-General and administrative	8,374,601	5,117,016	64%
-Loss from investment in affiliate	45,829	44,961	2%
Nonoperating-Interest income	2,013	1,251	61%
-Interest expenses	(158,849)	(34,330)	363%
Net loss	$(5,388,185)	$(4,419,525)	22%

Net Sales

Net sales consist of gross sales less discounts and returns. Net sales increased by 51% to $15,313,179 for the twelve-month period ended January 3, 2015 as compared to $10,160,964 for the twelve-month period ended December 28, 2013. The core standards and contract services segment generated net sales of $7,487,189 for the twelve-month period ended January 3, 2015.  This is an increase of 13%, compared to $6,643,832 for the twelve-month period ended December 28, 2013.  This increase was due to increased sales of both phytochemical reference standards and contract services.  The ingredients segment generated net sales of $6,857,177 for the twelve-month period ended January 3, 2015.  This is an increase of 182%, compared to $2,430,699 for the twelve-month period ended December 28, 2013.  This increase was due to the increased sales throughout most of the ingredients we sell, “NIAGEN®” in particular, which we launched in the third quarter of 2013.  The scientific and regulatory consulting segment generated net sales of $968,813 for the twelve-month period ended January 3, 2015.  This is a decrease of 16%, compared to $1,146,718 for the twelve-month period ended December 28, 2013.  There were fewer consulting projects completed during the twelve-month period ended January 3, 2015 than during the twelve-month period ended December 28, 2013.

Cost of Sales

Costs of sales include raw materials, labor, overhead, and delivery costs. Cost of sales for the twelve-month period ended January 3, 2015 was $9,987,514 as compared with $7,027,828 for the twelve-month period ended December 28, 2013.  As a percentage of net sales, this represented a 4% decrease for the twelve-month period ended January 3, 2015 compared to the twelve-month period ended December 28, 2013.  The cost of sales as a percentage of net sales for the core standards and contract services segment for the twelve-month period ended January 3, 2015 was 69% compared to 74% for the twelve-month period ended December 28, 2013.  This percentage decrease in cost of sales is largely due to increased sales in analytical testing and contract services area, which the sales increased about 16% compared to the twelve-month period ended December 28, 2013.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.  The cost of sales as a percentage of net sales for the ingredients segment for the twelve-month period ended January 3, 2015 was 62%.  This percentage was also 62% for the twelve-month period ended December 28, 2013.  The cost of sales as a percentage of net sales for the scientific and regulatory consulting segment for the twelve-month period ended January 3, 2015 was 61% compared to 55% for the twelve-month period ended December 28, 2013.  The increase in cost of sales was largely due to completing fewer consulting projects during the twelve-month period ended January 3, 2015 than during the comparable period in 2013.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.  Our gross profit increased 70% to $5,325,665 for the twelve-month period ended January 3, 2015 from $3,133,136 for the twelve-month period ended December 28, 2013.  For the core standards and contract services segment, our gross profit increased 34% to $2,345,522 for the twelve-month period ended January 3, 2015 from $1,750,183 for the twelve-month period ended December 28, 2013.  The increased sales of analytical testing and contract services which resulted in a higher labor utilization rate as well as increased fixed cost coverage, was the primary reason for the increase in gross profit.  For the ingredients segment, our gross profit increased to $2,599,830 for the twelve-month period ended January 3, 2015 from $929,512 for the twelve-month period ended December 28, 2013.  The increased sales throughout our ingredient portfolio, especially for our recently launched “NIAGEN®” was the main factor for the increase in gross profit.  For the scientific and regulatory consulting segment, our gross profit decreased 26% to $380,313 for the twelve-month period ended January 3, 2015 from $514,681 for the twelve-month period ended December 28, 2013.  The decrease in sales which resulted in a lower labor utilization rate was the reason for the decrease in gross profit.

Operating Expenses - Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses. Sales and marketing expenses for the twelve-month period ended January 3, 2015 were $2,136,584 as compared to $2,357,605 for the twelve-month period ended December 28, 2013.  For the core standards and contract services segment, sales and marketing expenses for the twelve-month period ended January 3, 2015, decreased to $975,800 as compared to $1,459,620 for the twelve-month period ended December 28, 2013.  This decrease was largely due to operational changes in sales and marketing staff and a decrease in marketing and advertising spend.  For the ingredients segment, sales and marketing expenses for the twelve-month period ended January 3, 2015 increased to $1,081,209 as compared to $752,121 for the twelve-month period ended December 28, 2013.  The increase was largely due to increased marketing efforts for our line of proprietary ingredients.  For the scientific and regulatory consulting segment, sales and marketing expenses for the twelve-month period ended January 3, 2015 were $79,575 as compared to $14,705 for the twelve-month period ended December 28, 2013.  This increase was largely due to our increased marketing efforts to raise the awareness of our consulting services within the industry.  Lastly, we incurred $131,159 in sales and marketing expenses for our BluScience product line during the twelve-month period ended December 28, 2013.  We did not have such expenses for the comparable period in 2014 as we sold the BluScience product line on March 28, 2013.

Operating Expenses - General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management. General and administrative expenses for the twelve-month period ended January 3, 2015 increased to $8,374,601 as compared to $5,117,016 for the twelve-month period ended December 28, 2013.  One of the factors that contributed to this increase was an increase in share-based compensation expense.  Our share-based compensation expense for the twelve-month period ended January 3, 2015 was $2,916,924 as compared to $1,287,917 for the twelve-month period ended December 28, 2013.  During the twelve-month period ended January 3, 2015, the Company recognized expenses for the 1,090,000 shares of restricted stock granted to the Company’s officers and members of the board of directors, which resulted in the increase in share-based compensation expenses.  Another factor that contributed to the increase in general and administrative expenses was an increase in expenses related to the patents we license, including maintenance, consulting, filing and related royalty expenses.  Our patent related expenses increased to $815,195 as compared to $293,643 for the twelve-month period ended December 28, 2013.  Another factor that contributed to the increase in general and administrative expenses was an increase in research and development expenses for our line of proprietary ingredients.  Our research and development expenses increased to $513,671 as compared to $134,040 for the twelve-month period ended December 28, 2013.  In addition, during the twelve-month period ended January 3, 2015, there was an increase of approximately $176,000 in wages and related expenses as a result of hiring additional personnel to support our operations, including an in-house legal counsel.  Lastly, there was one-time expense for $125,000 during the twelve-month period ended January 3, 2015, which we have paid as a settlement fee to a certain claimant.

Nonoperating - Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended January 3, 2015, was $2,013 as compared to $1,251 for the twelve-month period ended December 28, 2013.

Nonoperating - Interest Expense

Interest expense consists of interest on loan payable and capital leases. Interest expense for the twelve-month period ended January 3, 2015, was $158,849 as compared to $34,330 for the twelve-month period ended December 28, 2013.  This increase was largely related to the Loan Agreement the Company entered into with Hercules Technology II, L.P., which the Company has drawn down $2.5 million on September 29, 2014.

Depreciation and Amortization

For the twelve-month period ended January 3, 2015, we recorded approximately $222,721 in depreciation compared to approximately $246,175 for the twelve-month period ended December 28, 2013. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve-month period ended January 3, 2015, we recorded amortization on intangible assets of approximately $35,589 compared to approximately $23,532 for the twelve-month period ended December 28, 2013.

Income Taxes

At January 3, 2015 and December 28, 2013, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2014 and 2013.

Liquidity and Capital Resources

For the twelve-month periods ended January 3, 2015 and December 28, 2013, the Company has incurred operating losses of approximately $5,231,000 and $4,386,000, respectively.  Net cash used in operating activities for the twelve-month periods ended January 3, 2015 and December 28, 2013 were approximately $2,580,000 and $3,906,000, respectively.  The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

On September 29, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015.

While we anticipate that our current cash, cash equivalents and cash generated from operations and $2.5 million we can additionally draw down at our option pursuant to the Loan Agreement will be sufficient to meet our projected operating plans through at least March 20, 2016, we may seek additional capital prior to March 20, 2016, both to meet our projected operating plans through and after March 20, 2016 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March 20, 2016, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the twelve-month period ended January 3, 2015 was approximately $2,580,000 as compared to approximately $3,906,000 for the twelve-month period ended December 28, 2013.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the twelve-month period ended January 3, 2015.  Net cash used in operating activities for the twelve-month period ended December 28, 2013 largely reflects decrease in accounts payable and increase in inventories, along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $1,590,000 for the twelve-month period ended January 3, 2015, compared to approximately $999,000 for the twelve-month period ended December 28, 2013.  Net cash provided by investing activities for the twelve-month period ended January 3, 2015 principally consisted of proceeds received from unrelated third parties from the assignment of the Senior Note and the sale of the Preferred Shares.  NeutriSci originally issued the Senior Note and the Preferred Shares to the Company as a part of the consideration for the purchase of BluScience product line.  Net cash provided investing activities for the twelve-month period ended December 28, 2013 mainly consisted of cash consideration received from NeutriSci from the sale of BluScience product line as well as a repayment received from the Senior Note issued by NeutriSci.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $2,694,000 for the twelve-month period ended January 3, 2015, compared to approximately $4,649,000 for the twelve-month period ended December 28, 2013.  Net cash provided by financing activities for the twelve-month period ended January 3, 2015 mainly consisted of proceeds from the loan we entered into with Hercules Technology II, L.P.  Net cash provided by financing activities for the twelve-month period ended December 28, 2013 mainly consisted of proceeds from issuance of our common stock through a private offering as well as from the exercise of warrants.

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

Trade Receivables

As of January 3, 2015, we had $1,906,709 in trade receivables as compared to $838,793 as of December 28, 2013.  This increase was largely due to the increase in our sales from the ingredients segment.

Other Receivable

As of January 3, 2015, the Company did not have any other receivable, however, as of December 28, 2013, we had $215,000 in other receivable.  This amount was from a legal settlement agreement related to a lawsuit over the violation of the Company’s trademarks.  The counterparty had already remitted the payment to a third party escrow agent prior to December 28, 2013 and this payment was deposited by the Company on January 14, 2014.

Inventories

As of January 3, 2015, we had $3,734,341 in inventory, compared to $2,204,125 as of December 28, 2013. This increase was mainly due to increase in inventory for the ingredients business segment.  As of January 3, 2015, our inventory consisted of approximately $2,276,000 of bulk ingredients and approximately $1,458,000 of phytochemical reference standards.  Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products.  Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company has approximately 5,000 defined standards and holds a lot of these standards as inventory in small quantities, mostly in grams and milligrams.

Our normal operating cycle for reference standards is currently longer than one year.  Due to the large number of different items we carry, certain groups of these reference standards have sales frequency that is slower than others and varies greatly year to year.  In addition, for certain reference standards, the cost saving is advantageous when purchased in larger quantities and we have taken advantage of such opportunities when available.  Such factors have resulted in an operating cycle to be more than one year on average.  The Company gains competitive advantage through the broad offering of reference standards and it is critical for the Company to continue to expand its library of reference standards it offers for the growth of business.  Nevertheless, the Company has recently made changes in its reference standards inventory purchasing practice, which the management believes will result in an improved turnover rate and shorter operating cycle without impacting our competitive advantage.

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

We strive to optimize our supply chain as we constantly search for better and more reliable sources and suppliers of bulk ingredients and phytochemical reference standards.  By doing so, we believe we can lower the costs of our inventory, which we can then pass along the savings to our customers.  In addition, we are working with our suppliers and partners to develop more efficient manufacturing methods of the raw materials, in an effort to lower the costs of our inventory.

Accounts Payable

As of January 3, 2015, we had $3,451,608 in accounts payable compared to $1,440,910 as of December 28, 2013.  This increase was primarily due the growth in our ingredients business segment and reflects the timing of payments related to our purchases of inventory.

Advances from Customers

As of January 3, 2015, we had $243,435 in advances from customers compared to $546,044 as of December 28, 2013.  These advances are for large-scale consulting projects, contract services and contract research projects where we require a deposit before beginning work.  This decrease was due to completion of certain large-scale research projects during the twelve-month period ended January 3, 2015 which the advances were outstanding as of December 28, 2013.

Off-Balance Sheet Arrangements

During the fiscal years ended January 3, 2015 and December 28, 2013, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

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

From time to time, the Company awards shares of its common stock to non-employees for services provided or to be provided.  The fair value of the awards are measured either based on the fair market value of stock at the date of grant or the value of the services provided, based on which is more reliably measurable.  Since these stock awards are fully vested and non-forfeitable, upon issuance the measurement date for the award is usually reached on the date of the award.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.                                Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChromaDex Corporation and Subsidiaries, as of January 3, 2015 and December 28, 2013, and the results of its operations and its cash flows for the years ended January 3, 2015 and December 28, 2013  in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ChromaDex Corporation and Subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum LLP
New York, NY
March 19, 2015

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
January 3, 2015 and December 28, 2013
	2014	2013
Assets

Current Assets
Cash	$3,964,750	$2,261,336
Trade receivables, less allowance for doubtful accounts and returns 2014 $38,000; 2013 $9,000	1,906,709	838,793
Other receivable	-	215,000
Inventories	3,734,341	2,204,125
Prepaid expenses and other assets	292,891	271,445
Total current assets	9,898,691	5,790,699

Leasehold Improvements and Equipment, net	1,264,660	1,063,239

Other Noncurrent Assets
Deposits and other	148,796	43,460
Long-term investment in affiliate	-	1,887,844
Intangible assets, net	296,061	201,650
Total other noncurrent assets	444,857	2,132,954

Total assets	$11,608,208	$8,986,892

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,451,608	$1,440,910
Accrued expenses	853,685	656,707
Current maturities of loan payable	223,358	-
Current maturities of capital lease obligations	148,278	138,887
Customer deposits and other	234,435	546,044
Deferred rent, current	69,456	55,586
Total current liabilities	4,980,820	2,838,134

Loan payable, less current maturities, net	2,068,474	-

Capital lease obligations, less current maturities	423,015	280,342

Deferred rent, less current	137,508	202,965

Total liabilities	7,609,817	3,321,441

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding 2014 105,271,058 and 2013 104,524,738 shares	105,271	104,525
Additional paid-in capital	43,417,442	39,697,063
Accumulated deficit	(39,524,322)	(34,136,137)
Total stockholders' equity	3,998,391	5,665,451

Total liabilities and stockholders' equity	$11,608,208	$8,986,892

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations
Years Ended January 3, 2015 and December 28, 2013
	2014	2013

Sales, net	$15,313,179	$10,160,964
Cost of sales	9,987,514	7,027,828

Gross profit	5,325,665	3,133,136

Operating expenses:
Sales and marketing	2,136,584	2,357,605
General and administrative	8,374,601	5,117,016
Loss from investment in affiliate	45,829	44,961
Operating expenses	10,557,014	7,519,582

Operating loss	(5,231,349)	(4,386,446)

Nonoperating income (expense):
Interest income	2,013	1,251
Interest expense	(158,849)	(34,330)
Nonoperating expenses	(156,836)	(33,079)

Net loss	$(5,388,185)	$(4,419,525)

Basic and Diluted loss per common share	$(0.05)	$(0.04)

Basic and Diluted weighted average common shares outstanding	106,459,379	99,987,443

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended January 3, 2015 and December 28, 2013
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

Issuance of common stock, net of
offering costs of $20,000	3,529,411	3,529	2,976,471	-	2,980,000

Exercise of stock options	276,038	276	138,093	-	138,369

Exercise of warrants	7,979,227	7,979	1,630,769	-	1,638,748

Share-based compensation	600,000	600	1,333,930	-	1,334,530

Net loss	-	-	-	(4,419,525)	(4,419,525)

Balance, December 28, 2013	104,524,738	104,525	39,697,063	(34,136,137)	5,665,451

Issuance of warrant	-	-	246,189	-	246,189

Exercise of stock options	534,715	535	466,614	-	467,149

Issuance of unvested restricted stock	1,186,000	1,186	-	-	1,186

Unvested restricted stock	(1,186,000)	(1,186)	-	-	(1,186)

Share-based compensation	85,000	85	2,861,208	-	2,861,293

Stock issued to settle outstanding payable balance	126,605	126	146,368	-	146,494

Net loss	-	-	-	(5,388,185)	(5,388,185)

Balance, January 3, 2015	105,271,058	$105,271	$43,417,442	$(39,524,322)	$3,998,391

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended January 3, 2015 and December 28, 2013

	2014	2013

Cash Flows From Operating Activities
Net loss	$(5,388,185)	$(4,419,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	222,721	246,175
Amortization of intangibles	35,589	23,532
Share-based compensation expense	2,916,924	1,287,917
Loss from disposal of equipment	20,400	66,378
Loss from investment in affiliate	45,829	44,961
Non-cash financing costs	49,527	-
Changes in operating assets and liabilities:
Trade receivables	(1,067,916)	1,118,730
Other receivable	215,000	(215,000)
Inventories	(1,530,216)	(466,352)
Prepaid expenses and other assets	(91,053)	(62,913)
Accounts payable	2,157,192	(1,618,450)
Accrued expenses	196,978	(204,891)
Customer deposits and other	(311,609)	235,777
Deferred rent	(51,587)	57,650
Net cash used in operating activities	(2,580,406)	(3,906,011)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(123,096)	(137,349)
Purchase of intangible assets	(130,000)	(89,000)
Proceeds from sales of assets	-	1,000,000
Proceeds from sales of equipment	1,356	-
Proceeds from investment in affiliate	1,842,015	225,000
Net cash provided by investing activities	1,590,275	998,651

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	2,980,000
Proceeds from exercise of stock options	467,149	138,369
Proceeds from exercise of warrants	-	1,638,748
Proceeds from loan payable	2,500,000	-
Payment of debt issuance costs	(102,866)	-
Principal payments on capital leases	(170,738)	(108,421)
Net cash provided by financing activities	2,693,545	4,648,696

Net increase in cash	1,703,414	1,741,336

Cash Beginning of Year	2,261,336	520,000

Cash Ending of Year	$3,964,750	$2,261,336

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$74,996	$34,330

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$322,802	$302,017
Retirement of fully depreciated equipment - cost	$56,110	$-
Retirement of fully depreciated equipment - accumulated depreciation	$(56,110)	$-

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$146,494	$-

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services rendered in prior period	$-	$14,560
Changes in prepaid expenses associated with share-based compensation	$55,631	$32,053
Warrant issued, net of offering costs	$246,189	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$-	$3,526,677
Liabilities transferred	$-	$368,873
Carrying value of long-term investment in affiliate, net of $1,000,000 cash proceeds	$-	$2,157,804

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

Liquidity:  The Company has incurred a loss from operations of approximately $5.2 million and a net loss of approximately $5.4 million for the year ended January 3, 2015, and a net loss of approximately $4.4 million for the year ended December 28, 2013.  As of January 3, 2015, the cash and cash equivalents totaled approximately $3,965,000.

On September 29, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015.  The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 9.35%.  For further details on the Loan Agreement, please refer to Note 8. Loan Payable.

While we anticipate that our current cash, cash equivalents and cash generated from operations and $2.5 million we can additionally draw down at our option pursuant to the Loan Agreement will be sufficient to meet our projected operating plans through at least March 20, 2016, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 2.                                Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.  The fiscal year ended January 3, 2015 (referred to as 2014) consisted of 53 weeks and the fiscal year ended December 28, 2013 (referred to as 2013) consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2015 will include 52 weeks.

Use of accounting estimates:  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in accounting estimates:  During the year ended January 3, 2015, the Company evaluated assumptions for estimating the fair value of the Company’s stock options.  The Company uses the Black-Scholes based option valuation model, which requires assumptions on (i) volatility, (ii) expected dividends, (iii) expected term and (iv) risk-free rate.  While evaluating the assumptions on volatility, the Company determined that the historical volatility the Company’s common stock needs to be considered when estimating the expected volatility.  Previously, the Company calculated expected volatility based principally on the volatility rates of similarly situated publicly held companies, as the historical measurement period that was available to compute the volatility rate of the Company’s common stock was shorter than the expected life of the options.

For stock options granted during the year ended January 3, 2015, the Company calculated expected volatility rate based on the combined volatility of publicly held companies in similar industries and volatility of the Company’s common stock.  Based on the expected term of stock options, a 20~75% weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock from June 2008 through April 2010 was exceptionally high due to a thinly traded market.  Below table illustrates the Company’s historical volatility and the average daily trading volume of the Company’s common stock from June 2008 through April 2010 and from April 2010 through December 2014.

Period	Volatility	Average Daily Trading Volume
6/20/2008 ~ 4/19/2010	402%	11,455
4/20/2010 ~ 1/2/2015	77%	155,111

The weighted average expected volatility for the stock options granted during the twelve-month period ended January 3, 2015 following the update to our estimate is approximately 75%.  The weighted average expected volatility would have been approximately 30%, had we computed solely based on the volatility rates of similarly situated public companies. For the year ended December 28, 2013, the weighted average expected volatility the Company used to estimate the fair value of the Company’s stock options granted was approximately 33%.

The following is a pro-forma disclosure of our historical calculation of estimated volatility over the expected term based on a grant with an expected term of 6 years:

Fiscal Year 2013			Fiscal Year 2013
Name	Use	Volatility	Name	Use	Volatility
Covance, Inc.	50%	35%	ChromaDex Corp.	20%	243%
Sigma-Aldrich Corp.	50%	30%	Covance Inc.	40%	35%
			Sigma-Aldrich Corp.	40%	30%
Weighted Average		33%	Weighted Average		75%

The change in our estimate of volatility did not result to a material additional expense to our statement of operations.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in net sales.  For the year ending in January 3, 2015, shipping and handling fees billed to customers were approximately $115,000 and the cost of shipping and handling fees billed to customers was approximately $130,000.  For the year ending in December 28, 2013, shipping and handling fees billed to customers were approximately $110,000 and the cost of shipping and handling fees billed to customers was approximately $128,000.  Shipping and handling fees not billed to customers are recognized as cost of sales.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Cash concentration:  The Company maintains substantially all of its cash in three different accounts in one bank.

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

Other receivables:  Other receivables are amounts due for payment to the Company other than the Company’s normal customer invoices for merchandise shipped or services performed.  The other receivable amount as of December 28, 2013 was from a legal settlement agreement, which the settlement was reached at arbitration form a lawsuit for the violation of the Company’s trademarks.  The counterparty had already remitted the payment to a third party escrow agent prior to December 28, 2013.  This payment was deposited by the Company on January 14, 2014.  The other receivable amount was recorded as a gain in general and administrative expenses in the statement of operations for the period ended December 28, 2013.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended January 3, 2015 and December 28, 2013 are as follows:

	2014	2013
Reference standards	$1,760,305	$1,769,160
Bulk ingredients	2,298,036	694,965
	4,058,341	2,464,125
Less valuation allowance	324,000	260,000
	$3,734,341	$2,204,125

Our normal operating cycle for reference standards is currently longer than one year.  The Company has approximately 5,000 defined standards and holds a lot of these standards as inventory in small quantities, mostly in grams and milligrams.  Due to the large number of different items we carry, certain groups of these reference standards have sales frequency that is slower than others and varies greatly year to year.  In addition, for certain reference standards, the cost saving is advantageous when purchased in larger quantities and we have taken advantage of such opportunities when available.  Such factors have resulted in an operating cycle to be more than one year on average.  The Company gains competitive advantage through the broad offering of reference standards and it is critical for the Company to continue to expand its library of reference standards it offers for the growth of business.  Nevertheless, the Company has recently made changes in its reference standards inventory purchasing practice, which the management believes will result in an improved turnover rate and shorter operating cycle without impacting our competitive advantage.

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

Leasehold improvements and equipment:  Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment. Depreciation on equipment under capital lease is included with depreciation on owned assets.  Maintenance and repairs are charged to operating expenses as they are incurred.  Improvements and betterments, which extend the lives of the assets, are capitalized.  Useful lives of leasehold improvements and equipment for each of the category are as follows:

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

Long-term investment in affiliate: The Company accounts for its investment in affiliate under the equity method.  The Company records equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a three-month lag, pending on the timely availability of financial information of the investee.  Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, and other adjustments required by the equity method.  The long-term investment in affiliate is subject to a periodic impairment review and is considered to be impaired when a decline in carrying value is judged to be other-than-temporary.  Evidence of a loss in value might include (i) absence of an ability to recover the carrying amount of the investment or (ii) inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2011 to 2014, which statutes expire in 2015 to 2018, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of January 3, 2015, the Company has no liability for unrecognized tax benefits.

Research and development costs:  Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.  Research and development costs for the periods ended January 3, 2015 and December 28, 2013 were approximately $514,000 and $134,000, respectively.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended January 3, 2015 and December 28, 2013 were approximately $171,000 and $355,000, respectively.

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

From time to time, the Company awards shares of its common stock to non-employees for services provided or to be provided.  The fair value of the awards are measured either based on the fair market value of stock at the date of grant or the value of the services provided, based on which is more reliably measureable.  Since these stock awards are fully vested and non-forfeitable, upon issuance the measurement date for the award is usually reached on the date of the award.

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

Financial instruments:  The estimated fair value of financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. The Company’s financial instruments that are included in current assets and current liabilities are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

The carrying amounts reported in the balance sheet for capital lease obligations are present values of the obligations, excluding the interest portion.  Capital lease obligations with maturities less than one year are classified as current liabilities.

The carrying amounts reported in the balance sheet for loan payable are present values net of discount, excluding the interest portion.  The carrying value of long-term portion of the loan payable approximates fair value because the Company’s interest rate yield based on the credit rating of the Company is believed to be near current market rates.  The long-term portion of the Company’s loan payable is considered a Level 3 liability within the fair value hierarchy.  Loan payable with maturities less than one year are classified as current liabilities.

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

Note 3.                                Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the year ended January 3, 2015 and December 28, 2013.

	Years Ended
	2014	2013

Net loss	$(5,388,185)	$(4,419,525)

Basic and diluted loss per common share	$(0.05)	$(0.04)

Weighted average common shares outstanding (1):	106,459,379	99,987,443

Potentially dilutive securities (2):
Stock options	13,974,052	13,160,955
Warrants	469,020	-
Convertible Debt	773,395	-

(1) Includes 1,623,186 and 500,000 weighted average nonvested shares of restricted stock for the year 2014 and 2013, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 4.                                Investment in Affiliate

During the year ended December 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. (“NeutriSci”) and consummated the sale of BluScience consumer product line to NeutriSci.  The Company used the cost recovery method to account the sale transaction, which was estimated at approximately $3,157,804.  The consideration received consisted of following: (a) a $1,000,000 cash payment; (b) a $2,500,000 senior convertible secured note (convertible into 625,000 shares Series I Preferred Stock); and (c) 669,708 shares of Series I Preferred Shares that are convertible into 2,678,832 Class “A” common shares of NeutriSci, representing an aggregate of 19% of the NeutriSci shares at the date of the transaction.

The Company had previously applied the equity method of accounting due to a significant influence that it had obtained from the financial instruments noted above, and the carrying value, which includes the Senior Note, was reflected as long-term investment in affiliate in the Company’s consolidated balance sheet at the date of transaction.  The initial carrying value of this investment recognized at the date of transaction was $2,157,804, which is the Company’s unrecovered cost or the difference between the net assets transferred to NeutriSci and the initial monetary consideration received.  The 669,708 shares of Series I Preferred Shares and the senior convertible secured note were accounted for as one long-term investment in NeutriSci.  Under the cost recovery method, no gain on the sale is recognized until the Company’s cost basis in the net assets transferred has been recovered.

During the year ended December 28, 2013, the Company received a partial payment of $225,000 for the first installment repayment that was due under the Senior Note.

Sale of Senior Secured Convertible Note

On December 30, 2013, the Company assigned the Senior Note to an unrelated third party for $1,250,000.  $2,275,000 remained outstanding on the Senior Note at the date of the assignment.  The Company also paid legal fees of $7,500 out of the proceeds of the purchase price.  The Company also agreed to transfer to the third party a number of shares of preferred stock of NeutriSci having a value of $500,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  There was no recourse provision to the Company associated with the assignment of the note.  In connection with the assignment of the note, the Company paid Palladium Capital Advisors, LLC (“Palladium”), a placement agent, a cash fee of $150,000 and agreed to transfer to Palladium a number of shares of preferred stock of NeutriSci having a value of $50,000 upon the consummation by NeutriSci of any action resulting in the shares of its common stock being listed on an exchange.  The net proceeds received from the assignment of the Senior Note have been charged against the carrying value of the long-term investment in affiliate.

Sale and Transfer of Preferred Shares

On December 1, 2014, NeutriSci consummated its reverse merger with Disani Capital Corporation and became listed on Toronto Stock Exchange, TSX Venture Exchange.  Immediately prior to NeutriSci’s listing, the Company transferred 108,676 and 10,868 Series I Preferred Shares of NeutriSci to the unrelated third party and Palladium, respectively, pursuant to the terms of the assignment of the Senior Note.  In addition, the Company sold the remaining 551,114 Series I Preferred Shares to another unrelated third party for $749,515.  The Company recorded a loss of $24,286 as the carrying value prior to these transactions was $773,801.  As of January 3, 2015, the Company does not have any investments in NeutriSci.

Loss of Significant Influence

As a result of the assignment of the Senior Note described above, the Company no longer had a significant influence on NeutriSci as of December 30, 2013.  As a result, the Company discontinued applying equity method of accounting and applied cost method of accounting from December 30, 2013.  The adjusted carrying amount as of December 30, 2013 became the new cost figure for the investment and no retrospective adjustments to the financial statements have been made. The Company had elected to record equity method adjustments in losses on the investment in NeutriSci, with a three-month lag, as the financial information of NeutriSci was not available in a timely manner.  The equity method adjustment for the previously unaccounted NeutriSci’s operations from October 1, 2013 to December 31, 2013 was recorded during the year ended January 3, 2015, and was incorporated into the adjusted carrying amount of the investment.

Sales, gross profit, net loss of NeutriSci for the six months ended September 30, 2013 and the three months ended December 31, 2013 are as follows:

	Six Months Ended	Three Months Ended
	September 30, 2013	December 31, 2013
Sales	$36,451	$60,575
Gross profit	13,310	33,619
Net loss	$(813,212)	$(435,208)

Changes in carrying value and the Company ownership percentage since the inception are summarized as follows:

	Carrying Value	Ownership Percentage
At March 28, 2013	$2,157,804	5.7%

Company's share of NeutriSci's loss
through September 30, 2013	(44,961)
Proceeds from investment in affiliate	(225,000)

At December 28, 2013	1,887,844	4.9%

Company's share of NeutriSci's loss
for the three-month period ended December 31, 2013;
previously not recognized due to a three-month lag	(21,543)

Proceeds from assignment of the Senior Note	(1,092,500)
Proceeds from sale and transfer of the Preferred Shares	(749,515)
Loss from investment in affiliate	(24,286)

At January 3, 2015	$-	0.0%

Note 5.                                Intangible Assets

Intangible assets consisted of the following:

	2014		2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
License agreements and other	$1,205,275	$909,224	$1,075,285	$873,635

Amortization expense on amortizable intangible assets included in the consolidated statement of operations for the year ended January 3, 2015 and December 28, 2013 was approximately $36,000 and $24,000, respectively.  The unamortized expense is expected to be recognized over a weighted average period of 7.3 years as of January 3, 2015.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2015	$40,000
2016	40,000
2017	40,000
2018	36,000
2019	33,000
Thereafter	107,000
$296,000

Note 6.                                Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2014	2013

Laboratory equipment	$3,151,748	$2,782,364
Leasehold improvements	495,240	491,125
Computer equipment	329,737	372,851
Furniture and fixtures	13,039	18,313
Office equipment	7,877	7,877
Construction in progress	68,141	40,126
	4,065,782	3,712,656
Less accumulated depreciation	2,801,122	2,649,417
	$1,264,660	$1,063,239

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the year ended January 3, 2015 and December 28, 2013 was approximately $223,000 and $246,000, respectively.

The Company leases equipment under capitalized lease obligations with a total cost of $1,073,601 and $695,461 and accumulated amortization of $242,887 and $136,358 as of January 3, 2015 and December 28, 2013, respectively.

During the year ended January 3, 2015, the Company disposed of approximately $56,000 of fully depreciated equipment.

Note 7.                                Capitalized Lease Obligations

Minimum future lease payments under capital leases as of January 3, 2015, are as follows:

Year ending December:
2015	$191,454
2016	178,563
2017	157,713
2018	108,860
2019	33,884
Total minimum lease payments	670,474
Less amount representing interest at a rate of approximately 8.8% per year	99,181
Present value of net minimum lease payments	571,293
Less current portion	148,278
Long-term obligations under capital leases	$423,015

Interest expense related to capital leases was approximately $47,000 and $34,000 for the years ended January 3, 2015 and December 28, 2013, respectively.

Subsequent to January 3, 2015, the Company entered into a financing transaction to purchase laboratory equipment.  Under the lease terms, the Company will make monthly lease payments, including interest, of approximately $7,000 for 48 months, for a total payment of approximately $356,000.  The Company will record a capital lease of approximately $304,000.  The equipment will be utilized in our core standards and contract services segment.

Note 8.                                Loan Payable

On September 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender will provide us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing, and is repayable in equal monthly installments of principal and interest (mortgage style) over 30 months, following an initial interest-only period of twelve months after closing.  The remaining $2.5 million of the term loan can be drawn down at our option at any time but no later than July 31, 2015. In connection with the loan, the Company paid a $50,000 facility charge to Lender and recorded as debt issuance cost.

The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 9.35%. The Company may prepay all, but no less than all, of the outstanding loan balance, subject to prepayment charges of 3% during the first twelve months following closing, 2% during the next twelve months and 1% thereafter. On the earliest to occur of the (a) the loan maturity date, (b) the date the Company prepays the outstanding loan balance or (c) the date the outstanding loan balance becomes due and payable, the Company will pay Lender an end of term charge equal to 3.75% of all amounts drawn under the loan.

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

Pursuant to the Loan Agreement, the Company issued Lender a warrant (the “Warrant”) to purchase 419,020 shares of our common stock at an exercise price of $1.062 per share, subject to customary anti-dilution provisions.   The Warrant is exercisable and expires five years from the date of issuance.

In connection with the Loan Agreement, the Company granted first priority liens and security interest in substantially all of our assets, exclusive of intellectual property and 35% of the capital stock of any foreign subsidiary, as collateral for the obligations under the Loan Agreement.  The Loan Agreement also contains representations and warranties by the Company and Lender, indemnification provisions in favor of Lender and customary covenants, and events of default.  Upon the occurrence of an event of default, a default interest rate of an additional 4% will be applied to the outstanding loan balances, and Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement.  We are currently in compliance with all loan covenants.

Debt Issuance Costs and End of Term Charge

The Company incurred debt issuance costs of $102,866 in connection with this term loan.  The debt issuance costs are being amortized as interest expense using the effective interest method over the term of the loan.  Amortization of debt issuance costs was $11,505 for the year ended January 3, 2015 and the remaining unamortized debt issuance costs of $91,361 are included in other noncurrent assets.  In addition, the Company will pay an end of term charge of $93,750, which is 3.75% of the $2.5 million drawn under the loan.  The end of term charge is being accrued as additional interest expense using the effective interest rate method over the term of the loan.  The Company accrued $10,486 of this fee during the year ended January 3, 2015.

Warrant Issued to Lender

The Company determined the Warrant issued to Lender to be equity classified.  The Company estimated the fair value of this Warrant as of the issuance date using a Black-Scholes option pricing model with the following assumptions:

September 29, 2014
Fair value of common stock	$1.08
Volatility	72.40%
Expected dividends	0.00%
Contractual term	5.0 years
Risk-free rate	1.76%

The Company utilized this fair value in its allocation of the loan proceeds between loan payable and the Warrant which was performed on a relative fair value basis.  The fair value of the Warrant to purchase 419,020 shares of our common stock was approximately $273,081.  Ultimately, the Company allocated $246,189 to the Warrant and recognized this amount in additional paid in capital.  Accordingly, this amount is recognized as a debt discount and is being amortized as interest expense using the effective interest method over the term of the loan.  Amortization of this debt discount was $27,535 for the year ended January 3, 2015.

Loan payable as of January 3, 2015 consists of the following:

Principal amount payable for following years ending December
2015	$223,358
2016	867,247
2017	1,035,995
2018	373,400
Total principal payments	2,500,000
Accrued end of term charge	10,486
Total loan payable	2,510,486
Less unamortized debt discount	218,654
Less current portion	223,358
Loan payable – long term	$2,068,474

The total interest expenses related the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of end of term charge were approximately $112,000 for the year ended January 3, 2015.

Note 9.                                Income Taxes

At January 3, 2015 and December 28, 2013, the company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2014 and 2013. The valuation allowance increased by $2,308,000 as of January 3, 2015.

A reconciliation of income taxes computed at the statutory Federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2014	2013

Federal income tax expense at statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(5.3)%	(4.3)%
Permanent differences	2.7%	2.6%
Change in tax rates	(6.1)%	(3.7)%
Change in valuation allowance	42.8%	39.2%
Other	(0.1)%	0.2%
Effective tax rate	0.0%	0.0%

The deferred income tax assets and liabilities consisted of the following components as of January 3, 2015 and December 28, 2013:

	2014	2013

Deferred tax assets:
Net operating loss carryforward	$11,401,000	$8,953,000
Stock options and restricted stock	2,934,000	1,945,000
Investment in affiliate related to BluScience transaction	-	1,187,000
Inventory reserve	226,000	100,000
Allowance for doubtful accounts	15,000	3,000
Accrued expenses	125,000	100,000
Deferred revenue	4,000	64,000
Intangibles	26,000	36,000
Deferred rent	81,000	99,000
	14,812,000	12,487,000
Less valuation allowance	14,669,000	12,361,000
	143,000	126,000

Deferred tax liabilities:
Leasehold improvements and equipment	(108,000)	(100,000)
Prepaid expenses	(35,000)	(26,000)
	(143,000)	(126,000)

	$-	$-

The Company has tax net operating loss carryforwards and other tax attributes available to offset future federal taxable income and future state taxable income of approximately $28,956,000 and $29,092,000, respectively which begin to expire in the year ending December 31, 2023 and 2015, respectively.  The net operating loss can be carried forward up to 20 years for federal tax returns and from 5 to 20 years for various state tax returns.  Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward.  The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The company has not identified any uncertain tax positions requiring a reserve as of January 3, 2015 and December 28, 2013.

Note 10.                      Share-Based Compensation

10A. Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 4,738,496 at January 3, 2015. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the years ended January 3, 2015 and December 28, 2013.

Year Ended December	2014	2013
Expected Volatility	74.63%	32.75%
Expected dividends	0.00%	0.00%
Expected term	5.76 years	6.0 years
Risk-free rate	1.86%	1.51%

Prior to the year 2014, the Company calculated expected volatility from the volatility of publicly held companies in similar industries, as the historical volatility of the Company’s common stock did not cover the period equal to the expected life of the options.  For the stock options granted during the year ended January 3, 2015, the Company calculated expected volatility rate based principally on the combined volatility of similarly situated publicly held companies.  Based on the expected term of stock options, a 20~75% weight was assigned to the volatility of the Company common stock as the historical volatility of the Company’s common stock from June 2008 through April 2010 was exceptionally high due to a thinly traded market.  Below table illustrates the Company’s historical volatility and the average daily trading volume of the Company’s common stock from June 2008 through April 2010 and from April 2010 through December 2014.

Period	Volatility	Average Daily Trading Volume
6/20/2008 ~ 4/19/2010	402%	11,455
4/20/2010 ~ 1/2/2015	77%	155,111

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

The following table summarizes service period based stock options activity at January 3, 2015 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	12,113,655	$1.06	7.43

Options Granted	2,233,987	1.39	10.00
Options Classification from Employee to Non-Employee	(113,151)	0.76
Options Exercised	(534,715)	0.87
Options Expired	(253,900)	1.00
Options Forfeited	(722,275)	1.13
Outstanding at January 3, 2015	12,723,601	$1.13	7.00	$581,050

Exercisable at January 3, 2015	9,362,374	$1.13	6.40	$455,570

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $0.90 on the last day of business for the year ended January 3, 2015.  The weighted average fair value of options granted during the years ended January 3, 2015, and December 28, 2013 was $0.90, and $0.29 respectively.  The aggregate intrinsic value for options exercised during the years ended January 3, 2015, and December 28, 2013 was approximately $156,000 and $7,000 respectively.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at January 3, 2015 and changes during the year then ended:

Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	200,000	$0.63	9.08

Options Granted	-	-
Options Exercised	-	-
Options Expired	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	200,000	$0.63	8.08	$54,000

Exercisable at January 3, 2015	95,833	$0.63	8.08	$25,875

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $0.90 on the last day of business for the period ended January 3, 2015.

As of January 3, 2015, there was approximately $1,768,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.20 years.  The realized tax benefit from stock options for the years ended January 3, 2015, and December 28, 2013 was $0, based on the Company’s election of the “with and without” approach.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at January 3, 2015 and changes during the year then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 28, 2013	500,000	$0.69

Granted	1,090,000	1.41
Vested	-	-
Forfeited	-	-
Unvested shares at January 3, 2015	1,590,000	$1.18

Expected to Vest as of January 3, 2015	1,590,000	$1.18

On January 2, 2014, the Company awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  These shares shall vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  The fair values of these restricted stock awards were $1,536,900 in aggregate, and they were based on the trading price of the Company’s common stock on the date of grant.  The expense related to the restricted stock award has been amortized over the period of six months through July 1, 2014, as the Company determined the requisite service period to be 6 months as that is when they are eligible to vest.

Employee Option and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $2,747,000 and $958,000 in general and administrative expenses in the statement of operations for the year ended January 3, 2015 and December 28, 2013.

10B.           Non-Employee Share-Based Compensation

Stock Option Plan

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

The following table summarizes activity of stock options granted to non-employees at January 3, 2015 and changes during the year then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	847,300	$1.44	5.74

Options Granted	90,000	1.24	10.00
Options Classification from Employe to Non-Employee	113,151	0.76
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	1,050,451	$1.35	5.46	$37,550

Exercisable at January 3, 2015	971,701	$1.36	5.12	$37,550

The aggregate intrinsic values in the table above are, based on the Company’s closing stock price of $0.90 on the last day of business for the year ended January 3, 2015.  The aggregate intrinsic value for options exercised during the year ended December 28, 2013 was $35,000.

As of January 3, 2015, there was approximately $44,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plan for non-employee stock options.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

Stock Awards

On July 1, 2014, the Company awarded 65,000 shares of the Company’s common stock that were fully vested and non-forfeitable to a non-employee.  The fair value of the award, which amounted to $83,850 was based on the trading price of the Company’s stock on the date of grant.  The expense related to this stock award is being amortized over the period of approximately 7 months, as the services relating to this award are being provided over this period of time.  In addition, there were stock awards made in 2013, which the Company has recognized a portion of the expense in 2014 as the required service periods extended into 2014.  The total expense the Company recognized for stock awards to non-employees was approximately $129,000 for the twelve months ended January 3, 2015.  During the twelve months ended December 28, 2013, the Company awarded an aggregate of 600,000 shares and recognized a total expense of approximately $325,000.

As of January 3, 2015, there was approximately $11,000 of total unrecognized compensation expense related to the stock award to a non-employee.  That cost is expected to be recognized over a period of approximately one month.

Warrant Awards

On October 27, 2014, the Company awarded a warrant to purchase 50,000 shares of the Company’s common stock to a certain non-employee.  The exercise price of the warrant was $1.10 per share and the term of the warrant was 2 years.  The fair value of the warrant was estimated at the date of award using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrant granted.

October 27, 2014
Volatility	66.9%
Expected dividends	0.00%
Contractual term	2.0 years
Risk-free rate	0.41%

The Company calculated expected volatility from the historical volatility of Company’s common stock.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  The expected term of the warrants represents the contractual terms.  For the year ended January 3, 2015, the expense the Company recognized for this warrant award was approximately $6,000.  As of January 3, 2015, there was approximately $10,000 of total unrecognized compensation expense related to this warrant, expected to be recognized over a period of approximately 4 months.

During the year ended December 28, 2013, the Company recognized an expense of approximately $4,000 for the warrant that was previously awarded to a certain non-employee on August 7, 2012.  On December 9, 2013, the warrant was exercised and the Company issued 74,186 shares of common stock.  The non-employee who held the warrant elected a cashless exercise pursuant to the provisions of the warrant and received 74,186 shares of common stock in lieu of 250,000 shares for a cash payment of $0.75 per share.  The intrinsic value of the warrant exercised was $90,507.

Restricted Stock Award

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  The fair value of vested non-employee restricted shares awarded during the twelve months ended January 3, 2015 was approximately $24,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees at January 3, 2015 and changes during the year then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 28, 2013	-	$-

Granted	96,000	1.30
Vested	(20,000)	1.17
Forfeited	-	-
Unvested shares expected to vest at January 3, 2015	76,000	$0.90

As of January 3, 2015, there was approximately $68,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 3.2 years as of January 3, 2015.

Non-Employee Option, Stock, Warrant and Restricted Stock Awards

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $170,000 and $330,000 in general and administrative expenses in the statement of operations for the year ended January 3, 2015 and December 28, 2013.

Note 11.                      Stock Issuance

On June 11, 2014, the Company issued 44,605 shares of common stock to a vendor to settle an outstanding payable balance of $52,188.

On June 18, 2014, the Company issued 82,000 shares of common stock to a vendor to settle an outstanding payable balance of $76,306 and payment of 6 months of $3,000 per month monthly retainer fees from July 2014 through December 2014.

In Fiscal Year 2013, the Company sold approximately 3.5 million shares with gross proceeds of approximately $3.0 million to two strategic accredited investors pursuant to a subscription agreement.  A total placement agent fee of $20,000 was incurred in connection with the investments.

Note 12.                      Warrants

The following table summarizes activity of warrants at January 3, 2015 and December 28, 2013 and changes during the years then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	10,056,914	$0.72	0.44

Warrants Issued
Warrants Exercised	(8,338,564)	0.25
Warrants Expired	(1,718,350)	3.00
Outstanding at December 28, 2013	-	-

Warrants Issued	469,020	1.07	4.68
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 3, 2015	469,020	$1.07	4.43	$-

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $0.90 on the last day of business for the year ended January 3, 2015.

On September 29, 2014, the Company issued Hercules Technology II, L.P. a warrant to purchase 419,020 shares of the Company’s common stock at an exercise price of $1.062 per share pursuant to the Loan Agreement.  This warrant has not been exercised as of January 3, 2015.

On October 27, 2014, the Company awarded a certain non-employee a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.10 per share.  This warrant has not been exercised as of January 3, 2015.

Note 13.                      Commitments and Contingencies

Lease

The Company leases its office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from August 2015 through September 2019. Monthly lease payments range from $1,320 per month to $22,788 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases are as follows:

Fiscal years ending:
2015	$544,000
2016	319,000
2017	225,000
2018	233,000
2019	181,000
$1,502,000

Rent expense was approximately $537,000, and $519,000 for the years ended January 3, 2015 and December 28, 2013, respectively.

Royalty

The Company has 10 licensing agreements with leading research universities, pursuant to which the Company acquired patents related to certain products the Company offers to its customers.  These agreements afford for future royalty payments based on contractual minimums and expire at various dates from December 31, 2019 through April 12, 2032.  Yearly minimum royalty payments including license maintenance fees range from $5,000 per year to $50,000 per year, however, these minimum payments escalate each year with a maximum of $150,000 per year.  In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements.  Total royalty expense including license maintenance fees from continuing operations for the year ended January 3, 2015 and December 28, 2013 was approximately $323,000 and $111,000, respectively under these agreements.  Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2015	$272,000
2016	283,000
2017	320,000
2018	338,000
2019	339,000
$1,552,000

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

Severance payments to executive officers

As of January 3, 2015, the Company has three executive officers, Frank Jaksch, Jr., Chief Executive Officer, Thomas Varvaro, Chief Financial Officer and Troy A. Rhonemus, Chief Executive Officer.  Upon termination, Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus will receive severance payments per the terms of the respective employment agreements entered with the Company.  The key terms of the employment agreements, including the severance terms are as follows:

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Amended Jaksch Agreement”) with Frank L. Jaksch Jr. The Amended Jaksch Agreement has a three year term, beginning on the date of the Agreement that automatically renews unless the Amended Jaksch Agreement is terminated in accordance with its terms. On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Jaksch to $275,000 per year and raising the annual cash bonus target for Mr. Jaksch up to 50% of his base salary.

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

Employment Agreement with Troy A. Rhonemus

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

Note 14.                      Business Segmentation and Geographical Distribution

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

Year ended January 3, 2015	Core Standards and Contract Services segment	Ingredients segment	Regulatory Consulting segment	Other	Total

Net sales	$7,487,189	$6,857,177	$968,813	$-	$15,313,179
Cost of sales	5,141,667	4,257,347	588,500	-	9,987,514

Gross profit	2,345,522	2,599,830	380,313	-	5,325,665

Operating expenses:
Sales and marketing	975,800	1,081,209	79,575	-	2,136,584
General and administrative	-	-	-	8,374,601	8,374,601
Loss from investment in affiliate	-	-	-	45,829	45,829
Operating expenses	975,800	1,081,209	79,575	8,420,430	10,557,014

Operating income (loss)	$1,369,722	$1,518,621	$300,738	$(8,420,430)	$(5,231,349)

Year ended December 28, 2013	Core Standards and Contract Services segment	Ingredients segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$6,643,832	$2,430,699	$1,146,718	$(60,285)	$10,160,964
Cost of sales	4,893,649	1,501,187	632,037	955	7,027,828

Gross profit (loss)	1,750,183	929,512	514,681	(61,240)	3,133,136

Operating expenses:
Sales and marketing	1,459,620	752,121	14,705	131,159	2,357,605
General and administrative	-	-	-	5,117,016	5,117,016
Loss from investment in affiliate	-	-	-	44,961	44,961
Operating expenses	1,459,620	752,121	14,705	5,293,136	7,519,582

Operating income (loss)	$290,563	$177,391	$499,976	$(5,354,376)	$(4,386,446)

At January 3, 2015	Core Standards and Contract Services segment	Ingredients segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$3,220,518	$3,757,073	$105,711	$4,524,906	$11,608,208

At December 28, 2013	Core Standards and Contract Services segment	Ingredients segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$2,952,270	$1,083,856	$139,765	$4,811,001	$8,986,892

Revenue from international sources for the core standards and contract services segment approximated $1,756,000 and $1,488,000 for the years ended January 3, 2015 and December 28, 2013, respectively.  Revenues from international sources for the ingredients segment approximated $35,000 and $22,000 for the years ended January 3, 2015 and December 28, 2013, respectively.  Revenues from international sources for the scientific and regulatory consulting segment approximated $104,000 and $450,000 for the years ended January 3, 2015 and December 28, 2013, respectively.  International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s long-lived assets are located within the United States.

Note 15.                      Subsequent Events

On January 28, 2015, the Company awarded 350,000 shares of common stock to consultants for certain investor relations services to be provided.

On February 25, 2015, the Board of Directors (the “Board”) appointed Stephen Allen, a current Board member, to serve as Chairman of the Board.  Mr. Allen remained on the Board’s Compensation Committee and chairperson of the Board’s Nominating and Corporate Governance Committee.

Also on February 25, 2015, Michael Brauser and Barry Honig, who were Co-Chairmen of the Board of Directors (the “Board”) of the Company, resigned from the Board.  Mr. Brauser’s and Mr. Honig’s resignations were not a result of any disagreements with the Company’s operations, policies or practices.  At the time of resignation, Mr. Brauser and Mr. Honig held following unvested securities of the Company:

•	Michael Brauser – 26,667 stock options at an exercise price of $1.25 per share; 250,000 shares of restricted stock.

•	Barry Honig – 26,667 stock options at an exercise price of $1.25 per share; 250,000 shares of restricted stock.

The Board made a resolution that above unvested securities are immediately vested on the date of resignation.  In addition, the Board made a resolution that all stock options held by Mr. Brauser and Mr. Honig will expire in accordance with their terms as if Mr. Brauser and Mr. Honig remained directors of the Company.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 3, 2015. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 3, 2015.

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

Management Report on Internal Control over Financial Reporting

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013.  Based on this assessment, our management concluded that, as of January 3, 2015, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was subject to attestation by the Company’s registered public accounting firm since the Company is presently reporting as an “accelerated filer.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited ChromaDex Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, ChromaDex Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 3, 2015 and December 28, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended of the Company and our report dated March 19, 2015 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 19, 2015

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

Name	Age	Position
Frank Jaksch, Jr.	46	Chief Executive Officer and Director
Thomas Varvaro	45	Chief Financial Officer
Troy Rhonemus	42	Chief Operating Officer
Stephen Allen (2)(3)	65	Chairman of the Board
Stephen A. Block (1)(2)	70	Director
Reid Dabney (1)	63	Director
Hugh Dunkerley (2)	41	Director
Mark S. Germain (3)	64	Director
Glenn L. Halpryn (1)(3)	54	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Governance Committee.

Board of Directors

The Board currently consists of seven members, six of whom are independent within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. On February 25, 2015, the Board appointed Stephen Allen, an existing Board member, to serve as Chairman of the Board.  Mr. Allen remained on the Board’s Compensation Committee and chairperson of the Board’s Nominating and Corporate Governance Committee.  Also on February 25, 2015, Michael Brauser and Barry Honig, who were Co-Chairmen of the Board, resigned from the Board.  Mr. Brauser’s and Mr. Honig’s resignations were not as a result of any disagreements with the Company’s operations, policies or practices.

Listed below are the biographical summaries and ages as of March 12, 2015 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Frank L. Jaksch Jr., 46, is a co-founder of the Company and has served as a member of Board since February 2000.  Mr. Jaksch served as Chairman of the Board from May 2010 to October 2011 and was its Co-Chairman from February 2000 to May 2010.  Mr. Jaksch currently serves as our Chief Executive Officer. Mr. Jaksch oversees research, strategy and operations for the Company with a focus on scientific and novel products for pharmaceutical and nutraceutical markets.  From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions.  Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business bring an understanding of the industries in which the Company operates as well as scientific expertise to the Board.

Stephen Allen, 65, has served as Chairman of the Board since February 2015, and as a director of the Board, Chair of the Nominating and Corporate Governance Committee and member of the Compensation Committee since January 2014.  Until 2009, Mr. Allen worked for Nestlé, at which point he retired from a 30 year career where he served in various sales, marketing and management roles, including 7 years serving in Nestlé’s Mergers and Acquisitions department.  Until 2012, Mr. Allen served on the Advisory Board of Vitamin Angels, an organization focused on eliminating childhood malnutrition in Africa and the Middle East. Currently, Mr. Allen serves as the non-executive Vice Chairman of 6 Pacific group, a Los Angeles based boutique advisory and investment firm.  Mr. Allen also serves as the Managing Partner of California Agricultural Orchards LLC and California Nut Orchards LLC which, along with growing almonds and grapes, manages the assets of high net-worth individuals. Mr. Allen also serves as the President of the Board of the North American Foundation for the University of Leeds where Mr. Allen plays a key role in fundraising efforts.  Mr. Allen received his B.Sc. with honors from the University of Leeds and his M.Sc. at the University of London, School of Hygiene & Tropical Medicine.  The Nominating and Corporate Governance Committee believes that Mr. Allen’s past experience in the nutritional industry bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Stephen A. Block, 70, has been a director of the Company since October 2007 and Chair of the Compensation Committee and a member of the Audit Committee since October 2007.  From May 2010 to October 2011, Mr. Block served as Lead Independent Director to the Board. Mr. Block is also a director and chair of the nominating and corporate governance committee and a member of the audit committee of Senomyx, Inc. (NASDAQ:SNMX).  He has served on the board of directors of Senomyx, Inc. since 2005. Since September 2013, he has served as a director of GetThis, Corp., a privately held digital media company bringing real-time shopping through a second screen to consumers watching television programming.  Until December 2011, he also served as the chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and, until March 2012, as a director of Allylix, Inc. He served on the boards of directors of these privately held companies since 2008, and 2007, respectively.  Mr. Block retired as senior vice president, general counsel and secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s chief legal officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as senior vice president, general counsel, secretary and director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock & Stroock & Lavan.  Mr. Block currently serves as an industry consultant and as a Managing Director of Venture Farm LLC, an early stage venture capital firm, and as a Venture Partner of K5 Venture Partners, LLC, an Orange County early stage venture firm.  He is also a Managing Director of K5 Venture Partner, LLC’s affiliated accelerator K5 Launch and a member of the executive committee of the Orange County network of Tech Coast Angels, a leading investing group.  Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School.  The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the chief legal officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 63, has served as a director of the Company and has chaired the Audit Committee since October 2007.  Mr. Dabney is the Company’s audit committee financial expert.  Since December 2014, he has served as a managing director and chief compliance officer of CVCapital Securities, LLC.  From October 2012 to November 2013, he has also served as a managing director of Merriman Capital, Inc. From May 2008 to July 2012, he has also served as a managing director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.'s (OTC Markets: CEOS) (a Software As A Service (SaaS) technology provider) senior vice president and chief financial officer. From July 2003 to the present, Mr. Dabney has been engaged by CFO911 as a managing director and business and financial consultant.  From January 2003 to August 2004, Mr. Dabney served as vice president of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California.  Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School. Mr. Dabney also holds Series 7, 24, 63, 79 and 99 licenses from the Financial Industry Regulatory Authority (FINRA).  The Nominating and Corporate Governance Committee believes that Mr. Dabney's experience as chief financial officer of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 41, has served as a director of the Company since December 2005 and has served on the Compensation Committee since May 2010 and has served on the Nominating and Governance Committee from October 2007 to December 2013. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex.  Since September 2013, Mr. Dunkerley has been a Managing Director of Burnham Securities Inc., a New York based investment bank, and has been setting up their new operations in Irvine, CA. Prior to Burnham, Mr. Dunkerley was an EVP, Capital Markets of COR Capital LLC, an investment fund based in Santa Monica, CA. He is a director and sits on the compensation committee for COR Securities Holdings, Inc., the parent company of COR Clearing LLC, a national clearing and settlements firm.  Mr. Dunkerley is also the President and Director of Wealth Assurance Holdings a Bermudian based and listed company that oversees a portfolio of insurance assets in the EU.  Mr. Dunkerley was a Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, from February 2009 to March 2011 where he was active in implementing the Dodd-Frank Wall Street Reform Act, along with the oversight of securities and derivatives portfolios for large money center banks. He was president and chief executive officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October, 2007 to February, 2009. He had served as Cecor's chief operating officer and as vice president of corporate finance starting in June 2006. During 2006 Mr. Dunkerley also served as VP of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies.  Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7, 24, 66 and 79 licenses from FINRA.  The Nominating and Corporate Governance Committee believe that Mr. Dunkerley's experience as the chief executive officer of a public company and his extensive financial market experience qualify him to sit on the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Mark S. Germain, 64, is a co-founder of the Company and has served on the Nominating and Corporate Governance since May 2010. He served on the Audit Committee from October 2007 to May 2010, and as Co-Chairman of the Board from February 2000 to May 2010.  Mr. Germain has extensive experience as a merchant banker in the biotech and life sciences industries. He has been involved as a founder, director, chairman of the board of directors of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He was a partner in a New York law firm practicing corporate and securities law until 1986. Between 1986 and 1991, he served businesses in senior executive capacities, including as president of a public company sold in 1991.  Mr. Germain was or is a director of the following companies that are or were publicly traded: Omnimmune Holdings, Inc. (OTC Markets: OMMH), a biotechnology company, Stem Cell Innovations, Inc. (OTC Markets: SCLL), a cell biology company, Collexis Holdings, Inc. (OTC Markets: CLXS), a developer of semantic search and knowledge discovery software, and Pluristem Therapeutics, Inc. (NASDAQ: PSTI), a bio-therapeutics company.  During the past five years, Mr. Germain also served as a board member of two publicly traded companies, Reis, Inc. (NASDAQ: REIS), a commercial real estate market information provider, and Intellect Neurosciences, Inc. (OTC Markets: ILNS), a biopharmaceutical company. He is also a co-founder and director of a number of private companies in the biotechnology field.  He graduated from New York University School of Law, Order of the Coif, in 1975.  The Nominating and Corporate Governance Committee believes that Mr. Germain’s past experience as the president of a public company and as the board member of other public companies bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Glenn L. Halpryn, 54, has served on the Nominating and Corporate Governance Committee since 2010 and has served as Chairman of the Nominating and Corporate Governance Committee from May 2010 to December 2013.  Mr. Halpryn has also served on the Audit Committee since May 2010.  Mr. Halpryn has been the chief executive officer and a director of Transworld Investment Corporation, a private investment company, since June 2001.  Mr. Halpryn currently serves as a director of Castle Brands Inc. (AMEX: ROX), a developer and international marketer of premium branded spirits and served as a director of Sorrento Therapeutics (OTC Markets:SRNE), a biopharmaceutical company until September 2012.  Mr. Halpryn served as a director of Tiger Media Inc. f/k/a SearchMedia Holdings Limited (NYSE:IDI), a China-based billboard and in-elevator advertising company until June 2011.  From April 2010 until October 2011, Mr. Halpryn served as a director of CDSI Holdings, Inc., a public shell company seeking new business opportunities.  From September 2008 until May 2010, Mr. Halpryn also served as a director of Winston Pharmaceuticals, Inc. (OTC Markets: WPHM), a pharmaceutical company specializing in skin creams and pain medications.  From October 2002 to September 2008, Mr. Halpryn served as a director of Ivax Diagnostics, Inc. (AMEX: IVD). From June 1987 until April 2012, Mr. Halpryn served as the president of and a beneficial owner of United Security Corporation, a broker-dealer registered with FINRA. The Nominating and Corporate Governance Committee believes that Mr. Halpryn’s past experience as the board member of other public companies bring financial expertise and industry knowledge to the Board.

Executive Officers

Thomas C. Varvaro, 45, has served as the Company’s Chief Financial Officer since January 2004 and Secretary since March 2006.  He also served as a director from March 2006 until May 2010.  Mr. Varvaro is responsible for overseeing all of Company’s operations including all aspects of accounting, information technology, inventory, distribution, and human resources management.  Mr. Varvaro has extensive process mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment.  Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property (IP), contract and employment law.  From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources.  From 1993 to 1998, Mr. Varvaro was employed by Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty products. During his tenure Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products.  Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.

Troy Rhonemus, 42, has served as the Company’s Chief Operating Officer since March 2014 and a Director of New Technology and Supply Chain from January 2013 to February 2014.  Mr. Rhonemus is responsible for overseeing all of Company’s operations including all aspects of sales, marketing, supply chain management, distribution, and new technology development.  Mr. Rhonemus also consults with customers to improve the supply chain management of raw materials to meet government regulations, which includes developing supply chain strategies, auditing manufacturers and developing an understanding of how to manage supplies from countries outside the Unites States.  Mr. Rhonemus has extensive experience in managing operations and supply chain, business strategies, and the roll-out of new processes, technologies and products.  From 2006 to 2012, Mr. Rhonemus held several positions at Cargill, Inc.  As Truvia® Business Process Manager, he served as the product line lead for managing the operations and supply chain of the Truvia® enterprise from leaf to consumer products.  As Technology Manger, Mr. Rhonemus served as technical lead for process and product development for Truvia® consumer products and ingredient business.  From 2004 to 2006, Mr. Rhonemus served as Principal Research Scientist at E&J Gallo Winery, where he developed experimental designs to ensure that all project work was statistically valid in the lab, pilot and production wineries.  From 1998 to 2004, Mr. Rhonemus served as Senior Research Scientist and as Process Technology Manager at Cargill, Inc.  In these positions, Mr. Rhonemus solved technical problems and implemented new technologies into production.  He identified potential tolling facilities, coordinated tolling efforts, directly supervised and developed new processes and solved technical issues in existing business units in Cargill.  Mr. Rhonemus has earned a M.A. in Chemistry and a B.S. in Chemistry from Ball State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended January 3, 2015 except as follows:  Frank L. Jaksch Jr. was late in filing one report for one transaction; Michael Brauser was late in filing one report for one transaction; Barry Honig was late in filing one report for one transaction; Stephen Allen was late in filing one report for one transaction; Stephen A. Block was late in filing one report for one transaction; Reid Dabney was late in filing one report for one transaction; Hugh Dunkerley was late in filing one report for one transaction; Mark S. Germain was late in filing one report for one transaction; Glenn L. Halpryn was late in filing one report for one transaction; Thomas C. Varvaro was late in filing one report for one transaction; and Troy A. Rhonemus was late in filing one report for one transaction.

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

Director Attendance

The Board held 4 meetings during 2014. Each director attended at least 75% of Board meetings and meetings of the committees on which he served.

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

Board Leadership Structure and Risk Oversight

The leadership of the Board is structured so that it is led by non-executive Chairman, Stephen Allen.  The Nominating and Corporate Governance Committee believes it is in the best interest of the Company to have an independent director as Chairman of the Board considering past experience of Mr. Allen, who has an extensive business and management expertise in food and nutrition industry.

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

In this context, the Audit Committee has reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended January 3, 2015 (our 2014 fiscal year) and the notes thereto. It has discussed with Marcum, LLP, our independent registered public accounting firm for the 2014 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee also received the written disclosures and the letter from Marcum, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Marcum’s communications by the Audit Committee concerning independence and discussed with Marcum, LLP its independence from us. Based on such review and discussions, the Audit Committee recommended to the Board that our audited consolidated financial statements be included in this Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and be filed with the SEC.

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

Submitted by the Compensation Committee

Stephen A. Block, Chairman

Hugh Dunkerley

Stephen Allen

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2014 should be read together with the compensation tables and related disclosures set forth below.

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

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer), our Chief Financial Officer (the principal financial officer) and our Chief Operating Officer, each of whom served during the year ended January 3, 2015 as our executive officers.

Name	Year	Salary	Bonus	Stock Awards (1)		Option Awards (2)		All Other Compensation	Total ($)
Frank L. Jaksch Jr.	2014	$275,000	$30,000	$352,500	(3)	$138,518	(4)	-	$796,018
	2013	$225,000	$51,242	-		-		-	$276,242
Thomas C. Varvaro	2014	$225,000	$24,200	$352,500	(5)	$115,807	(6)	-	$717,507
	2013	$175,000	$29,891	-		-		-	$204,891
Troy A. Rhonemus(7)	2014	$179,039	-	-		$358,723	(8)	-	$537,762
	2013	-	-	-		-		-	-

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards.  These restricted stock awards shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.50 per share over any six month period, (B) the Company experiences a change in control, (C) the Company’s common stock or assets are acquired by, or the Company merges with, another entity or engages in another form of reorganization as a result of which it is not the surviving corporation, (D) service is terminated without cause for any reason, or (E) the Company’s stock is listed on a national securities exchange, but in no event would any shares vest prior to July 1, 2014.  The fair values of these restricted stock awards were based on the trading price of the Company’s common stock on the date of grant.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 3, 2015.  See Note 10 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 3, 2015 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)	On January 2, 2014, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock. As of January 3, 2015, these shares have not vested.

(4)
On June 18, 2014, Frank L. Jaksch Jr. was granted options to purchase 150,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vest on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

(5)	On January 2, 2014, Thomas C. Varvaro was awarded 250,000 shares of restricted stock. As of January 3, 2015, these shares have not vested.

(6)
On June 18, 2014, Thomas C. Varvaro was granted options to purchase 125,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vest on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

(7)	Troy A. Rhonemus became the Company’s Chief Operating Officer on March 6, 2014.

(8)
On February 21, 2014, Troy A. Rhonemus was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $1.75.  These options expire on February 21, 2024 and 33% of the options vested on February 21, 2015 and the remaining 67% vest 2.778% monthly thereafter.  In addition, on June 18, 2014, Troy A. Rhonemus was granted options to purchase 75,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vest on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

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

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Jaksch to $275,000 per year and raising the annual cash bonus target for Mr. Jaksch up to 50% of his base salary.  In addition, the Board approved granting 250,000 shares of the Company’s restricted stock, subject to certain vesting provisions to Mr. Jaksch.  In February 2015, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Jaksch a bonus of $85,890 for services provided to the Company during the fiscal year ending January 3, 2015.

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

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target for Mr. Varvaro up to 40% of his base salary.  In addition, the Board approved granting 250,000 shares of the Company’s restricted stock, subject to certain vesting provisions to Mr. Varvaro.  In February 2015, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Varvaro a bonus of $56,219 for services provided to the Company during the fiscal year ending January 3, 2015.

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

In February 2015, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Rhonemus a bonus of $33,731 for services provided to the Company during the fiscal year ending January 3, 2015.

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

2014 Director Compensation

From time to time, non-employee directors receive a stock award or a grant of options to buy our common stock. These stock awards and options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number of shares awarded or the number of options granted and the vesting conditions are determined by the Compensation Committee of the Board of Directors. The vesting schedule on the options awarded for the fiscal year ended January 3, 2015 is as follows: 8.333% of the options vest monthly.

On January 2, 2014, the Company awarded shares of the Company’s restricted stock, subject to certain vesting provisions, to the Company’s independent members of the board of directors as follows: Michael H. Brauser 250,000 shares; Barry Honig 250,000 shares, Stephen Block 50,000 shares, Reid Dabney 10,000 shares; Hugh Dunkerley 10,000 shares; Mark S. Germain 10,000 shares; and Glenn L. Halpryn 10,000 shares.  Effective February 25, 2015 upon their resignations from the Board, Mr. Brauser’s and Mr. Honig’s unvested options and restricted stock vested immediately.  The options issued to Mr. Brauser and Mr. Honig shall expire according to their terms as if Mr. Brauser and Mr. Honig had not resigned from the Board.

The following table provides information concerning compensation of our non-employee directors who were directors for the fiscal year ended January 3, 2015. The compensation reported is for services as directors for the fiscal year ended January 3, 2015.  The Company did not compensate its non-employee directors for services for the fiscal year ended December 28, 2013.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Allen (3)	-	-	262,241	-	-	-	262,241
Stephen Block(4)	-	70,500	60,221	-	-	-	130,721
Reid Dabney(5)	-	14,100	58,396	-	-	-	72,496
Hugh Dunkerley(6)	-	14,100	49,272	-	-	-	63,372
Mark S. Germain(7)	-	14,100	49,272	-	-	-	63,372
Glenn L. Halpryn(8)	-	14,100	54,746	-	-	-	68,846
Michael H. Brauser(9)	-	352,500	58,396	-	-	-	410,896
Barry Honig(10)	-	352,500	58,396	-	-	-	410,896

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards.  Except as stated below with respect to restricted stock held by Mr. Brauser and Mr. Honig, restricted stock awards shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.50 per share over any six month period, (B) the Company experiences a change in control, (C) the Company’s common stock or assets are acquired by, or the Company merges with, another entity or engages in another form of reorganization as a result of which it is not the surviving corporation, (D) service is terminated without cause for any reason, or (E) the Company’s stock is listed on a national securities exchange, but in no event would any shares vest prior to July 1, 2014.  The fair values of these restricted stock awards were based on the trading price of the Company’s common stock on the date of grant.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 3, 2015.  See Note 10 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 3, 2015 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.  Except as stated below with respect to options awarded to Mr. Allen, the options have an exercise price of $1.25 and, except as stated below with respect to options held by Mr. Brauser and Mr. Honig, vest 1/12th every month for 12 months commencing in June 2014.

(3)
On February 21, 2014, Stephen Allen was awarded the option to purchase 200,000 shares of the Company’s common stock with an exercise price of $1.75 per share.  On June 18, 2014, Stephen Allen was awarded the option to purchase 82,500 shares of the Company’s common stock.

(4)	On January 2, 2014, Stephen Block was awarded 50,000 shares of restricted stock. On June 18, 2014, Stephen Block was awarded the option to purchase 82,500 shares of the Company’s common stock.
(5)	On January 2, 2014, Reid Dabney was awarded 10,000 shares of restricted stock. On June 18, 2014, Reid Dabney was awarded the option to purchase 80,000 shares of the Company’s common stock.
(6)	On January 2, 2014, Hugh Dunkerley was awarded 10,000 shares of restricted stock. On June 18, 2014, Hugh Dunkerley was awarded the option to purchase 67,500 shares of the Company’s common stock.
(7)	On January 2, 2014, Mark S. Germain was awarded 10,000 shares of restricted stock. On June 18, 2014, Mark S. Germain was awarded the option to purchase 67,500 shares of the Company’s common stock.
(8)	On January 2, 2014, Glenn L. Halpryn was awarded 10,000 shares of restricted stock. On June 18, 2014, Glenn L. Halpryn was awarded the option to purchase 75,000 shares of the Company’s common stock.
(9)
On January 2, 2014, Michael H. Brauser was awarded 250,000 shares of restricted stock.  On June 18, 2014, Michael Brauser was awarded the option to purchase 80,000 shares of the Company’s common stock.  This option award was to vest 1/12th every month for 12 months.  Effective February 25, 2015, all of Mr. Brauser’s unvested restricted stock and options became fully vested upon his resignation from the Board of Directors.

(10)
On January 2, 2014, Barry Honig was awarded 250,000 shares of restricted stock.  On June 18, 2014, Barry Honig was awarded the option to purchase 80,000 shares of the Company’s common stock.  This option award was to vest 1/12th every month for 12 months.  Effective February 25, 2015, all of Mr. Honig’s unvested restricted stock and options became fully vested upon his resignation from the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options and restricted stock granted to our named executive officers outstanding as of January 3, 2015.

Outstanding Stock Options at 2014 Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	300,000	—		—	1.50	12/1/2016
	700,000	—		—	1.50	4/21/2018
	150,000	—		—	1.50	4/21/2018
	100,000	—		—	0.50	5/13/2019
	100,000	—		—	1.70	5/20/2020
	111,979	13,021	(1)	—	1.54	5/10/2021
	145,833	104,167	(2)	—	0.64	8/28/2022
	1,426,064	475,354	(3)	—	0.945	9/15/2022
	—	150,000	(4)	—	1.25	6/18/2024
Thomas C. Varvaro	250,000	—		—	1.50	12/1/2016
	100,000	—		—	1.50	4/21/2018
	75,000	—		—	0.50	5/13/2019
	336,700	—		—	1.545	5/20/2020
	75,000	—		—	1.545	5/20/2020
	3,841	447	(5)	—	1.54	5/10/2021
	116,667	83,333	(6)	—	0.64	8/28/2022
	647,633	215,878	(7)	—	0.945	9/15/2022
	—	125,000	(8)	—	1.25	6/18/2024
Troy A. Rhonemus	191,667	208,333	(9)	—	0.63	1/25/2023
	—	250,000	(10)	—	1.75	2/21/2024
	—	75,000	(11)	—	1.25	6/18/2024

(1)	2,604 of Mr. Jaksch’s options vest on 10th of every month through May 10, 2015.
(2)	5,208 of Mr. Jaksch’s options vest on 28th of every month through August 28, 2016.
(3)	52,817 of Mr. Jaksch’s options vest on 15th of every month through September 15, 2015.
(4)	3,125 of Mr. Jaksch’s options vest on 18th of every month through June 18, 2018.
(5)	89 of Mr. Varvaro’s options vest on 10th of every month through May 10, 2015.
(6)	4,167 of Mr. Varvaro’s options vest on 28th of every month through August 28, 2016.
(7)	23,986 of Mr. Varvaro’s options vest on 15th of every month through September 15, 2015.
(8)	2,604 of Mr. Varvaro’s options vest on 18th of every month through June 18, 2018.
(9)	8,333 of Mr. Rhonemus’ options vest on 25th of every month through January 25, 2017.
(10)	6,944 of Mr. Rhonemus’ options vest on 21st of every month through February 21, 2017.
(11)	6,250 of Mr. Rhonemus’ options vest on 18th of every month through June 18, 2018.

Outstanding Restricted Stock at 2014 Fiscal Year-End
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned Shares, units or other rights that have not vested ($) (1)
Frank L. Jaksch Jr.	—	—	500,000	(2)	$450,000
Thomas C. Varvaro	—	—	500,000	(3)	$450,000
Troy A. Rhonemus	—	—	—		$—

(1)
The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on January 3, 2015.

(2)
On June 6, 2012, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.00 per share over any six month period, (B) the Company experiences a change in control, (C) the Company engages in a merger or other reorganization in which it is not the surviving corporation, (D) the Company sells all or substantially all of its assets, (E) service is terminated for any reason, or (F) the Company’s stock is listed on a national securities exchange.  In addition, on January 2, 2014, Mr. Jaksch was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.50 per share over any six month period, (B) the Company experiences a change in control, (C) the Company’s common stock or assets are acquired by, or the Company merges with another entity or engages in another form of reorganization as a result of which it is not the surviving corporation, (D) service is terminated without cause for any reason, or (E) the Company’s stock is listed on a national securities exchange, but in no event would any shares vest prior to July 1, 2014.

(3)
On June 6, 2012, Thomas C. Varvaro was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.00 per share over any six month period, or (B) the Company experiences a change in control, (C) the Company engages in a merger or other reorganization in which it is not the surviving corporation, (D) the Company sells all or substantially all of its assets, (E) service is terminated for any reason, or (F) the Company’s stock is listed on a national securities exchange.  In addition, on January 2, 2014, Mr. Varvaro was awarded 250,000 shares of restricted stock.  These shares shall vest upon the earlier to occur of the following: (A) the average closing market price of the Company’s common stock exceeds $2.50 per share over any six month period, (B) the Company experiences a change in control, (C) the Company’s common stock or assets are acquired by, or the Company merges with another entity or engages in another form of reorganization as a result of which it is not the surviving corporation, (D) service is terminated without cause for any reason, or (E) the Company’s stock is listed on a national securities exchange, but in no event would any shares vest prior to July 1, 2014.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 12, 2015, there were approximately 107,287,058 shares of our common stock outstanding.   The following table sets forth certain information regarding our common stock, beneficially owned as of March 12, 2015, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after March 12, 2015 are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Aggregate Percentage Ownership

Dr. Phillip Frost (3)	15,252,937	14.22%
Michael Brauser (4)	8,738,088	8.13%
Barry Honig (5)	8,420,216	7.83%
Black Sheep, FLP (6)	6,225,155	5.80%
Directors
Stephen Allen (7)	268,750	*
Stephen Block (8)	563,731	*
Reid Dabney (9)	626,867	*
Hugh Dunkerley (10)	484,525	*
Mark S. Germain (11)	749,774	*
Glenn L. Halpryn (12)	1,553,237	1.43%
Frank L. Jaksch Jr. (13)	11,527,319	10.43%
Named Executive Officers
Frank L. Jaksch Jr., Chief Executive Officer	(See above)
Thomas C. Varvaro, Chief Financial Officer (14)	2,224,900	2.04%
Troy Rhonemus, Chief Operating Officer (15)	337,222	*
All directors and executive officers as a group
(7 Directors plus Chief Financial Officer
and Chief Operating Officer) (16)	18,316,325	15.86%

*	Represents less than 1%.

(1)
Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; Michael Brauser, 4400 Biscayne Blvd., Suite 850, Miami, FL 33137; Barry Honig, 555 South Federal Highway, #450, Boca Raton, FL 33432; and Black Sheep, FLP 6 Palm Hill Drive, San Juan Capistrano, CA  92675.

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

(4)
Direct ownership of (i) 1,143,498 shares of common stock; and (ii) through Michael & Betsy Brauser TBE, 3,626,428 shares of common stock.  Indirect ownership through (i) 628,570 Shares held by Grander Holdings, Inc. 401K Profit Sharing Plan of which Mr. Brauser is a trustee; (ii) 342,857 Shares held by the Brauser 2010 GRAT of which Mr. Brauser is a trustee; (iii) 342,857 Shares held by Birchtree Capital, LLC of which Mr. Brauser is the manager; (iv) 1,692,856 Shares held by BMB Holdings, LLLP of which Mr. Brauser is the manager of its general partner; and (v) 714,284 Shares held by Betsy Brauser Third Amended Trust Agreement beneficially owned by Mr. Brauser's spouse which are disclaimed by him.  Includes 246,738 stock options exercisable within 60 days.

(5)
Direct ownership of 4,824,959 shares of common stock.  Indirect ownership includes (i) 230,000 Shares owned by GRQ Consultants, Inc. Defined Benefits Plan for the benefit of Mr. Honig; (ii) 966,786 Shares owned by GRQ Consultants, Inc. 401K of which Mr. Honig is the beneficiary; (iii) 2,103,571 Shares owned by GRQ Consultants Inc. Roth 401K FBO Renee Honig, Mr. Honig's spouse, of which Mr. Honig has voting and investment power and disclaims beneficial ownership; and (iv) 89,900 shares owned by GRQ Consultants, Inc., of which Mr. Honig is the President.  Includes 205,000 stock options exercisable within 60 days.

(6)
Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.

(7)	Includes 268,750 stock options exercisable within 60 days.

(8)	Includes 513,731 stock options exercisable within 60 days.

(9)	Includes 616,867 stock options exercisable within 60 days.

(10)	Includes 474,525 stock options exercisable within 60 days.

(11)
Includes 739,774 stock options exercisable within 60 days. Does not include 2,053,995 shares beneficially owned by Margery Germain, who is Mr. Germain’s wife, as Mr. Germain does not share voting or dispositive control over those shares.

(12)
Direct ownership of 10,000 shares of common stock.  Indirect ownership through IVC Investors, LLLP (in which Glenn Halpryn has an interest) of 1,271,428 shares of common stock. Glenn Halpryn disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Includes 251,809 stock options exercisable within 60 days.

(13)
Includes 1,429,000 shares owned by the FMJ Family Limited Partnership, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 594,165 shares directly owned by Mr. Jaksch Jr. Includes 3,278,999 stock options exercisable within 60 days.

(14)	Includes 1,717,900 stock options exercisable within 60 days.

(15)
Direct ownership of 5,000 shares of common stock.  Indirect ownership through Toni Rhonemus IRA of 10,000 shares beneficially owned by Toni Rhonemus who is Mr. Rhonemus’ wife.  Includes 322,222 stock options exercisable within 60 days.

(16)	Includes 8,184,577 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of January 3, 2015:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	13,974,052	$1.14	4,738,496	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	13,974,052	$1.14	4,738,496	(1)

(1)
Pursuant to our Second Amended and Restated 2007 Equity Incentive Plan, we are authorized to issue shares under this plan that total no more than 20% of our shares of common stock issued and outstanding, as determined on a fully diluted basis.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company did not have any transactions with related persons during the years ended January 3, 2015 and December 28, 2013.

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

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Stephen Allen, Stephen Block, Reid Dabney, Hugh Dunkerley, Mark S. Germain and Glenn L. Halpryn has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the independence standards because of he is the Chief Executive Officer of our Company.

Item 14.                      Principal Accounting Fees and Services

Audit Fees

During the fiscal year ending December 28, 2013, McGladrey, LLP was the Company’s independent registered public accounting firm through December 11, 2013.  On December 11, 2013, the Audit Committee of the Board approved the dismissal of McGladrey LLP as the Company’s independent registered public accounting firm.  On December 26, 2013, the Audit Committee of the Board engaged Marcum LLP as its independent registered public accounting firm for the Company’s fiscal year ending December 28, 2013.  During the fiscal year ending January 3, 2015, Marcum LLP remained as the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended January 3, 2015 and December 28, 2013

Marcum, LLP	2014	2013
Audit Fees (1)	$229,000	$138,000
Audit-Related Fees (2)	$5,000	$—
Tax Fees (3)	$—	$—
All Other Fees	$—	$—

McGladrey, LLP	2014	2013
Audit Fees	$—	$38,000
Audit-Related Fees	$13,000	$106,000
Tax Fees	$36,000	$37,000
All Other Fees	$—	$—

(1)
Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.  The 2014 amount includes an estimated amount from the engagement letter of the Company’s current auditors and not the final billed amount associated with the audit of the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of March 2015.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 19, 2015
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 19, 2015
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ STEPHEN ALLEN	Chairman of the Board and Director	March 19, 2015
Stephen Allen

/s/ STEPHEN BLOCK	Director	March 19, 2015
Stephen Block

/s/ REID DABNEY	Director	March 19, 2015
Reid Dabney

/s/ GLENN L. HALPRYN	Director	March 19, 2015
Glenn L. Halpryn

/s/ HUGH DUNKERLEY	Director	March 19, 2015
Hugh Dunkerley

/s/ MARK S. GERMAIN	Director	March 19, 2015
Mark S. Germain

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.9
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.10
Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.11
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to Chromadex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.13
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and Chromadex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.14
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17
Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.18
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.19
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.20
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.21
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.22
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2012)*

10.23
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)*

10.24
Asset Purchase and Sale Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.25
Senior Secured Convertible Promissory Note, dated as of March 28, 2013, by NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.26
Security Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.27
Subsidiary Guaranty, dated as of March 28, 2013, executed by Britlor Health and Wellness, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.28
Royalty Agreement, dated as of March 28, 2013, by and between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.29
Sales Confirmation and Contract, dated as of March 28, 2013, by and Between ChromaDex Corporation and NeutriSci International, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2013)

10.30
Niagen Supply Agreement, dated July 9, 2013, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.31
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 21, 2013)*

10.32
Form of Subscription Agreement, dated October 17, 2013, between ChromaDex Corporation and the subscribers (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2013)

10.33
Assignment and Escrow Agreement by and among ChromaDex Corporation, Alpha Capital Anstalt, NeutriSci International Inc., Britlor Health and Wellness, Inc. and Grushko & Mittman, P.C. effective as of December 27, 2013  (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2014)

10.34
Niagen Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.35
Purenergy Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.36
Employment Agreement by and between ChromaDex Corp. and Troy Rhonemus dated March 6, 2014 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2014)+

10.37
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014)*

10.38
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2014)*

10.39	Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated September 29, 2014❖
10.40	License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc.❖**
10.41
Transfer and Notice of Conversion by ChromaDex Corporation, Alpha Capital Anstalt and Palladium Capital Advisors, LLC, and by NeutriSci International Inc. and Disani Capital Corp. executed on November 26, 2014❖

10.42	Share Transfer Agreement by and between ChromaDex Corporation and Emprise Capital Corporation dated November 25, 2014❖

16.1
Letter from McGladrey LLP, Independent Registered Public Accounting Firm, dated December 17, 2013 re change in certifying accountant (incorporated by reference from, and filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2013)

21.1	Subsidiaries of ChromaDex (incorporated by reference from, and filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
 _________
❖	Filed herewith.
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
**
A redacted version of this Exhibit is filed herewith.  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.