Form 10-Q
period 2015-04-04
ChromaDex Corp.
filed 2015-05-14
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of common stock of the registrant: 107,421,275 outstanding as of May 13, 2015.

CHROMADEX CORPORATION

2015 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
April 4, 2015 and January 3, 2015

	April 4, 2015	January 3, 2015
Assets	Unaudited	Audited

Current Assets
Cash	$3,215,839	$3,964,750
Trade receivables, less allowance for doubtful accounts and returns
April 4, 2015 $51,000; January 3, 2015 $38,000	2,234,453	1,906,709
Inventories	3,231,696	3,734,341
Prepaid expenses and other assets	374,350	292,891
Total current assets	9,056,338	9,898,691

Leasehold Improvements and Equipment, net	1,579,994	1,264,660

Other Noncurrent Assets
Deposits	57,560	57,435
Intangible assets, net	290,937	296,061
Total other noncurrent assets	348,497	353,496

Total assets	$10,984,829	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,640,950	$3,451,608
Accrued expenses	1,003,579	853,685
Current maturities of loan payable	452,672	223,358
Current maturities of capital lease obligations	207,413	148,278
Customer deposits and other	393,352	234,435
Deferred rent, current	73,942	69,456
Total current liabilities	4,771,908	4,980,820

Loan payable, less current maturities, net	1,794,747	1,977,113

Capital lease obligations, less current maturities	610,738	423,015

Deferred rent, less current	118,651	137,508

Total liabilities	7,296,044	7,518,456

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding April 4, 2015 105,987,058 and
January 3, 2015 105,271,058 shares	105,987	105,271
Additional paid-in capital	44,132,635	43,417,442
Accumulated deficit	(40,549,837)	(39,524,322)
Total stockholders' equity	3,688,785	3,998,391

Total liabilities and stockholders' equity	$10,984,829	$11,516,847

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended April 4, 2015 and March 29, 2014

	April 4, 2015	March 29, 2014

Sales, net	$5,260,971	$3,074,138
Cost of sales	3,333,347	2,089,130

Gross profit	1,927,624	985,008

Operating expenses:
Sales and marketing	585,777	464,567
General and administrative	2,247,931	2,337,663
Loss from investment in affiliate	-	21,543
Operating expenses	2,833,708	2,823,773

Operating loss	(906,084)	(1,838,765)

Nonoperating income (expense):
Interest income	718	640
Interest expense	(120,149)	(9,891)
Nonoperating expenses	(119,431)	(9,251)

Net loss	$(1,025,515)	$(1,848,016)

Basic and Diluted loss per common share	$(0.01)	$(0.02)

Basic and Diluted weighted average common shares outstanding	107,198,597	106,076,361

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Month Period Ended April 4, 2015
					Total Stockholders' Equity
			Additional Paid-in Capital	Accumulated Deficit
	Common Stock
	Shares	Amount
Balance, January 3, 2015	105,271,058	$105,271	$43,417,442	$(39,524,322)	$3,998,391

Share-based compensation	216,000	216	715,693	-	715,909

Vested restricted stock	500,000	500	(500)	-	-

Net loss	-	-	-	(1,025,515)	(1,025,515)

Balance, April 4, 2015	105,987,058	$105,987	$44,132,635	$(40,549,837)	$3,688,785

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended April 4, 2015 and March 29, 2014

	April 4, 2015	March 29, 2014

Cash Flows From Operating Activities
Net loss	$(1,025,515)	$(1,848,016)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	66,902	50,919
Amortization of intangibles	10,124	7,633
Share-based compensation expense	715,909	999,661
Allowance for doubtful trade receivables	13,526	7,110
Gain on sale of equipment	-	(103)
Loss from disposal of equipment	17,475	-
Loss from investment in affiliate	-	21,543
Non-cash financing costs	46,948	-
Changes in operating assets and liabilities:
Trade receivables	(341,270)	(835,758)
Other receivable	-	215,000
Inventories	502,645	(288,652)
Prepaid expenses and other assets	(81,584)	(123,367)
Accounts payable	(810,658)	481,159
Accrued expenses	149,894	74,894
Customer deposits and other	158,917	(157,020)
Deferred rent	(14,371)	(9,788)
Net cash used in operating activities	(591,058)	(1,404,785)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(95,778)	(14,623)
Purchases of intangible assets	(5,000)	(5,000)
Proceeds from sale of equipment	-	1,356
Proceeds from investment in affiliate	-	1,092,500
Net cash (used in) provided by investing activities	(100,778)	1,074,233

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	27,100
Principal payments on capital leases	(57,075)	(33,346)
Net cash used in financing activities	(57,075)	(6,246)

Net decrease in cash	(748,911)	(336,798)

Cash Beginning of Period	3,964,750	2,261,336

Cash Ending of Period	$3,215,839	$1,924,538

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$73,202	$9,891

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$303,933	$-

Supplemental Schedule of Noncash Share-based Compensation
Changes in prepaid expenses associated with share-based compensation	$-	$49,718

See Notes to Condensed Consolidated Financial Statements.

Note 1.                      Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of April 4, 2015 and results of operations and cash flows for the three months ended April 4, 2015 and March 29, 2014. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2015 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2015. Operating results for the three months ended April 4, 2015 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 3, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Liquidity:  The Company has incurred a loss from operations of approximately $906,000 and a net loss of approximately $1,026,000 for the three-month period ended April 4, 2015.  As of April 4, 2015, the cash and cash equivalents totaled approximately $3,216,000.

The Company has approximately $2,500,000 of available credit on its term loan that can be drawn down by July 31, 2015.  While we anticipate that our current cash and cash equivalents on hand, cash generated from operations and the available credit on the term loan that can be drawn down will be sufficient to meet our projected operating plans through at least May 15, 2016, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 3.                      Significant Accounting Policies

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.    Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2014 ended on January 3, 2015 consisted of 53 weeks. The fiscal year 2015 ending on January 2, 2016 will include the normal 52 weeks.

Changes in accounting principle: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this ASU require that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs have not changed.  For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The Company early adopted the amendments in this ASU effective as of April 4, 2015.  As of April 4, 2015 and January 3, 2015, the Company had unamortized debt issuance costs of $80,455 and $91,361, respectively.  The Company had previously presented the debt issuance costs as other noncurrent assets in its consolidated balance sheet as of January 3, 2015 in the Company’s Annual Report on Form 10-K filed with the Commission on March 19, 2015.  The early adoption has resulted in adjustments to the Company’s consolidated balance sheet as of January 3, 2015, by reclassifying the debt issuance costs as a direct deduction from the carrying amount of the debt liability.  Below are the effects of the change on the consolidated balance sheet as of January 3, 2015.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheet
January 3, 2015

	Previously Reported	Adjustments	As Adjusted
Assets

Current Assets	$9,898,691	$-	$9,898,691

Leasehold Improvements and Equipment, net	1,264,660	-	1,264,660

Other Noncurrent Assets	444,857	(91,361)	353,496

Total assets	$11,608,208	$(91,361)	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities	$4,980,820	$-	$4,980,820

Loan payable, less current maturities, net	2,068,474	(91,361)	1,977,113

Capital lease obligations, less current maturities	423,015	-	423,015

Deferred rent, less current	137,508	-	137,508

Total liabilities	7,609,817	(91,361)	7,518,456

Total stockholders' equity	3,998,391	-	3,998,391

Total liabilities and stockholders' equity	$11,608,208	$(91,361)	$11,516,847

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of April 4, 2015 and January 3, 2015 are as follows:

	April 4, 2015	January 3, 2015
Reference standards	$1,718,313	$1,760,305
Bulk ingredients	1,956,383	2,298,036
	3,674,696	4,058,341
Less valuation allowance	443,000	324,000
	$3,231,696	$3,734,341

Note 4.                      Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014

Net loss	$(1,025,515)	$(1,848,016)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding (1):	107,198,597	106,076,361

Potentially dilutive securities (2):
Stock options	14,146,969	13,326,655
Warrants	469,020	-
Convertible Debt	773,395	-

(1) Includes 1,554,088 and 1,542,088 weighted average nonvested shares of restricted stock for the three months ended April 4, 2015 and March 29, 2014, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5.                      Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	April 4, 2015	January 3, 2015

Laboratory equipment	$3,514,733	$3,151,748
Leasehold improvements	495,240	495,240
Computer equipment	333,567	329,737
Furniture and fixtures	13,039	13,039
Office equipment	7,877	7,877
Construction in progress	28,737	68,141
	4,393,193	4,065,782
Less accumulated depreciation	2,813,199	2,801,122
	$1,579,994	$1,264,660

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the three months ended April 4, 2015 and March 29, 2014 was approximately $67,000 and $51,000, respectively.

Note 6.                      Loan Payable

Loan payable as of April 4, 2015 consists of the following:

Principal amount payable for following years ending December
2015	$223,358
2016	867,247
2017	1,035,995
2018	373,400
Total principal payments	2,500,000
Accrued end of term charge	20,425
Total loan payable	2,520,425
Less unamortized debt issuance costs and debt discount	273,006
Less current portion	452,672
Loan payable – long term	$1,794,747

The total interest expenses related to the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of the end of term charge were approximately $106,000 for the three months ended April 4, 2015.  For the three months ended March 29, 2014, the Company did not have any interest expense related to loan payable as the Company did not have any outstanding balance.

Note 7.                      Share-Based Compensation

7A. Employee Share-Based Compensation

Stock Option Plans

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted to employees during the three months ended April 4, 2015.

Three Months Ended April 4, 2015
Expected volatility	75%
Expected dividends	0.00%
Expected term	6.1 years
Risk-free rate	1.68%

The weighted average grant date fair value of options granted during the three months ended April 4, 2015 was $0.85.

Service Period Based Stock Options

The majority of options granted by the Company feature service conditions.  Accordingly, these options vest ratably over specified periods of approximately 3 to 5 years following the date of grant.

The following table summarizes our stock option activity during the three months ended April 4, 2015:

		Weighted Average		Aggregate Intrinsic Value
	Number of Shares	Exercise Price	Remaining Contractual Term
Outstanding at January 3, 2015	12,723,601	$1.13	7.00

Options Granted	185,000	1.29	10.00
Options Classification from Employee to Non-Employee	(451,738)	0.88
Options Exercised	-	-
Options Forfeited	(12,083)	1.14
Outstanding at April 4, 2015	12,444,780	$1.14	6.75	$5,237,000

Exercisable at April 4, 2015	9,608,011	$1.14	6.21	$3,981,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.55 on the last day of business for the period ended April 4, 2015.

Certain employees who were previously classified as employees under the share-based compensation plan have been reclassified to non-employees during the three months ended April 4, 2015 as they became consultants.  There was no impact on accounting as the options were fully vested.

As of April 4, 2015, there was approximately $1,434,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 2.39 years.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at April 4, 2015 and changes during the three months then ended:

	Shares	Weighted Average Award-Date Fair Value
Unvested shares at January 3, 2015	1,590,000	$1.18

Granted	-	-
Vested	(500,000)	1.41
Forfeited	-	-
Unvested shares at April 4, 2015	1,090,000	$1.08

Expected to Vest as of April 4, 2015	1,090,000	$1.08

Employee Option and Restricted Stock Compensation

The Company recognized compensation expense of approximately $378,000 and $950,000 in general and administrative expenses in the statement of operations for the three months ended April 4, 2015 and March 29, 2014, respectively.

7B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at April 4, 2015 and changes during the three months then ended:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2015	1,050,451	$1.35	5.46

Options Granted	-	-
Options Classification from Employee to Non-Employee	451,738	0.88
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at April 4, 2015	1,502,189	$1.21	6.07	$506,000

Exercisable at April 4, 2015	1,434,689	$1.21	5.91	$485,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.55 on the last day of business for the period ended April 4, 2015.

As of April 4, 2015, there was approximately $67,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 1.44 years.

Stock Awards

On January 27, 2015, the Company awarded 350,000 shares of the Company’s common stock to non-employees.  210,000 of these shares were fully vested and non-forfeitable and the remaining 140,000 shares can be surrendered and forfeited if the Company delivers termination notices for any reason prior to May 28, 2015.  The fair value of the awards for the fully vested 210,000 shares was $180,600, and was measured based on the trading price of the Company’s stock on the date of grant.  This fair value was expensed immediately on the date of grant.  The expense for the remaining forfeitable 140,000 shares are recognized ratably through May 28, 2015.  The fair values will be remeasured until the shares are fully vested.

As of April 4, 2015, there was approximately $98,000 of total unrecognized compensation expense related to the stock awards to non-employees.  That cost is expected to be recognized over a period of approximately 2 months as of April 4, 2015.

Restricted Stock

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  The fair value of vested non-employee restricted shares awarded during the three months ended April 4, 2015 was approximately $7,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees at April 4, 2015 and changes during the three months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at January 3, 2015	76,000	$0.90

Granted	-	-
Vested	(6,000)	1.23
Forfeited	-	-
Unvested shares expected to vest at April 4, 2015	70,000	$1.55

As of April 4, 2015, there was approximately $108,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 2.9 years as of April 4, 2015.

Non-Employee Option, Stock and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $338,000 and $50,000 in general and administrative expenses in the statement of operations for the three months ended April 4, 2015 and March 29, 2014, respectively.

Note 8.                      Business Segments

The Company has following three reportable segments.

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

Three months ended April 4, 2015		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment
	Ingredients segment			Other	Total

Net sales	$2,680,341	$2,300,043	$280,587	$-	$5,260,971
Cost of sales	1,603,176	1,573,784	156,387	-	3,333,347

Gross profit	1,077,165	726,259	124,200	-	1,927,624

Operating expenses:
Sales and marketing	274,624	310,944	209	-	585,777
General and administrative	-	-	-	2,247,931	2,247,931
Operating expenses	274,624	310,944	209	2,247,931	2,833,708

Operating income (loss)	$802,541	$415,315	$123,991	$(2,247,931)	$(906,084)

Three months ended March 29, 2014		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment

	Ingredients segment			Other	Total

Net sales	$1,136,309	$1,735,883	$201,946	$-	$3,074,138
Cost of sales	718,177	1,193,635	177,318	-	2,089,130

Gross profit	418,132	542,248	24,628	-	985,008

Operating expenses:
Sales and marketing	239,960	212,775	11,832	-	464,567
General and administrative	-	-	-	2,337,663	2,337,663
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	239,960	212,775	11,832	2,359,206	2,823,773

Operating income (loss)	$178,172	$329,473	$12,796	$(2,359,206)	$(1,838,765)

At April 4, 2015		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment
	Ingredients segment			Other	Total

Total assets	$3,407,868	$3,620,787	$79,778	$3,876,396	$10,984,829

At January 3, 2015		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment
	Ingredients segment			Other	Total

Total assets	$3,757,073	$3,220,518	$105,711	$4,433,545	$11,516,847

Note 9.                      Commitments and Contingencies

Capitalized Lease Obligations

On January 31, 2015, the Company entered into a financing transaction to purchase laboratory equipment.  Under the lease terms, the Company will make monthly lease payments, including interest, of approximately $7,000 for 48 months, for a total payment of approximately $356,000.  The Company has recorded a capital lease of approximately $304,000.  The equipment will be utilized in our core standards and contract services segment.

Note 10.                      Subsequent Events

On April 16, 2015, the Board of Directors (the “Board”) appointed Jeff Baxter to serve as a member of the Board.

Also on April 16, 2015, Mark Germain resigned from the Board.  Mr. Germain’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.  The Board approved granting Mr. Germain 125,000 shares as compensation for his services to the Company.  These shares vested immediately.  Effective April 16, 2015 upon his resignation from the Board, the Board authorized immediate vesting of Mr. Germain’s 10,000 shares of restricted stock and options to purchase 751,024 shares of common stock which were previously granted.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10−Q (the “Form 10−Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current expectations of the future results of its operations, performance and achievements. Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2015 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.   Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors  relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Additional risks, uncertainties, and other factors are set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending January 3, 2015 and filed with the Commission on March 19, 2015 and in future reports the Company files with the Commission. Readers of this Form 10−Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

The Company has approximately $2,500,000 of available credit on its term loan that can be drawn down by July 31, 2015.  We anticipate that our current cash and cash equivalents on hand, cash generated from operations and the available credit on the term loan that can be drawn down will be sufficient to meet our projected operating plans through at least May 15, 2016.  We may, however, seek additional capital prior to May 15, 2016, both to meet our projected operating plans after May 15, 2016 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales and net loss for the three-month periods ending on April 4, 2015 and March 29, 2014 were as follows:

	Three months ending
	April 4, 2015	March 29, 2014

Net sales	$5,261,000	$3,074,000
Net loss	(1,026,000)	(1,848,000)

Basic and Diluted loss per common share	$(0.01)	$(0.02)

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
	April 4, 2015	March 29, 2014	Change
Net sales:
Ingredients	$2,680,000	$1,136,000	136%
Core standards and contract services	2,300,000	1,736,000	32%
Scientific and regulatory consulting	281,000	202,000	39%

Total net sales	$5,261,000	$3,074,000	71%

•	The increase in sales for the ingredients segment is due to increased sales throughout most of the ingredients we sell, including “NIAGEN®,” “PURENERGY®,” and “PTEROPURE®.”

•	The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

•
The increase in sales for the scientific and regulatory consulting segment is mainly due to completion of more consulting projects during the three-month period ended April 4, 2015.  In the comparable period in 2014, we did not complete as many projects due to client related delays.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
	April 4, 2015		March 29, 2014
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$1,603,000	60%	$718,000	63%
Core standards and contract services	1,574,000	68%	1,194,000	69%
Scientific and regulatory consulting	156,000	56%	177,000	88%

Total cost of sales	$3,333,000	63%	$2,089,000	68%

The cost of sales, as a percentage of net sales, decreased 5% for the three-month period ended April 4, 2015 compared to the three-month period ended March 29, 2014.

•
The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to the increased purchase volume, which enabled us to obtain lower prices from our suppliers as a result.

•
The cost of sales as a percentage of net sales for the core standards and contract services segment slightly decreased to 68% from 69%.  The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowing our cost of sales as a percentage of net sales.  However, this was offset by increased costs in fine chemical reference standards as additional reserves were placed for the portion of the inventory that are considered slow-moving and obsolete.

•
The percentage decrease in cost of sales for the scientific and regulatory consulting segment is largely due to increased sales as fixed labor costs make up the majority of costs for the consulting segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
	April 4, 2015	March 29, 2014	Change
Gross profit:
Ingredients	$1,077,000	$418,000	158%
Core standards and contract services	727,000	542,000	34%
Scientific and regulatory consulting	124,000	25,000	396%

Total gross profit	$1,928,000	$985,000	96%

•
The increased gross profit for the ingredients segment is due to the increased sales throughout the ingredient portfolio we offer, as well as obtaining lower prices from our suppliers as a result of increased purchase volumes.

•
The increased gross profit for the core standards and contract services segment is largely due to the increased sale of analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales, hence yielding a more profit.

•	The increased gross profit for the scientific and regulatory consulting segment is due to the increase in sales which resulted in a higher labor utilization rate.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending
	April 4, 2015	March 29, 2014	Change
Sales and marketing expenses:
Ingredients	$275,000	$240,000	15%
Core standards and contract services	311,000	213,000	46%
Scientific and regulatory consulting	-	12,000	-100%

Total sales and marketing expenses	$586,000	$465,000	26%

•	For the ingredients segment, the increase is largely due to increased marketing efforts for our line of proprietary ingredients.

•	For the core standards and contract services segment, the increase is largely due to hiring two additional sales and marketing staff and making certain operational changes.

•	For the scientific and regulatory consulting segment, we did not incur any sales and marketing expenses for the three-month period ended April 4, 2015.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management.

	Three months ending
	April 4, 2015	March 29, 2014	Change

General and administrative	$2,248,000	$2,338,000	-4%

One of the factors that contributed to the decrease in general and administrative expense was a decrease in share-based compensation.  For the three-month period ended April 4, 2015, our share-based compensation decreased to approximately $716,000, compared to approximately $1,000,000 for the comparable period in 2014.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three-month period ended April 4, 2015 was approximately $1,000, essentially equal to approximately $1,000 for the three-month period ended March 29, 2014.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending
	April 4, 2015	March 29, 2014	Change

Interest expense	$120,000	$10,000	1100%

The increase in interest expense was largely related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P., under which the Company has the right to draw down up to $5.0 million; the Company drew down $2.5 million of that total on September 29, 2014.

Depreciation and Amortization

Depreciation expense for the three-month period ended April 4, 2015, was approximately $67,000 as compared to $51,000 for the three-month period ended March 29, 2014. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the three-month period ended April 4, 2015, was approximately $10,000 as compared to $8,000 for the three-month period ended March 29, 2014.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through April 4, 2015, we have incurred aggregate losses of approximately $41 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

The Company has approximately $2,500,000 of available credit on its term loan that can be drawn down by July 31, 2015.  While we anticipate that our current cash and cash equivalents on hand, and cash generated from operations and the available credit on the term loan that can be drawn down will be sufficient to meet our projected operating plans through at least May 15, 2016, we may seek additional capital prior to May 15, 2016, both to meet our projected operating plans through and after May 15, 2016 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to May 15, 2016, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the three months ended April 4, 2015 was approximately $591,000 as compared to approximately $1,405,000 for the three months ended March 29, 2014.  Along with the net loss, decrease in accounts payable and increase in trade receivables were the largest uses of cash during the three-month period ended April 4, 2015.  Net cash used in operating activities for the three months ended March 29, 2014 largely reflects an increase in trade receivables and an increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash (used in) provided by investing activities

Net cash used in investing activities was approximately $101,000 for the three months ended April 4, 2015, compared to approximately $1,074,000 provided by for the three months ended March 29, 2014.  Net cash used in investing activities for the three months ended April 4, 2015 mainly consisted of purchases of leasehold improvements and equipment.  Net cash provided by investing activities for the three months ended March 29, 2014 mainly consisted of proceeds received from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.

Net cash used in financing activities

Net cash used in financing activities was approximately $57,000 for the three months ended April 4, 2015, compared to approximately $6,000 for the three months ended March 29, 2014.  Net cash used in financing activities for the three months ended April 4, 2015 mainly consisted of principal payments on capital leases.  Net cash used in financing activities for the three months ended March 29, 2014 mainly consisted of principal payments on capital leases, offset by proceeds from exercise of stock options.

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

Off-Balance Sheet Arrangements

During the three months ended April 4, 2015, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending January 3, 2015 and filed with the Commission on March 19, 2015.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company had an outstanding loan payable of $2.5 million at April 4, 2015.  Interest is payable monthly at the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal (the “Prime Rate”) minus 3.25%, or (ii) 9.35%. If the Prime Rate rises, the Company will incur more interest expenses.  The loan is repayable in installments over 30 months, following an initial interest-only period until September 2015.

Our capital lease obligations bear interest at a fixed rate and therefore have no exposure to changes in interest rates.

The Company’s cash consists of short term, high liquid investments in money market funds managed by banks.  Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on either the fair market value of our portfolio, or our operating results or cash flows.

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended April 4, 2015 and March 29, 2014 had a significant impact on our results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 4, 2015.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2015, we issued 350,000 shares of common stock to consultants as a part of compensation for certain services to be provided.  140,000 of these shares can be surrendered and forfeited if the Company delivers termination notices for any reason prior to May 28, 2015.

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

ChromaDex Corporation
                          (Registrant)

Date:           May 14, 2015                                                                                      /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer