Form 10-Q
period 2015-07-04
ChromaDex Corp.
filed 2015-08-13
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015

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
Yes ___  No   X

Number of shares of common stock of the registrant: 107,444,481 outstanding as of August 12, 2015.

CHROMADEX CORPORATION

2015 QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS
ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
July 4, 2015 and January 3, 2015

	July 4, 2015	January 3, 2015
Assets	(Unaudited)

Current Assets
Cash	$5,699,248	$3,964,750
Trade receivables, less allowance for doubtful accounts and returns July 4, 2015 $41,000; January 3, 2015 $38,000	3,099,235	1,906,709
Inventories	3,089,033	3,734,341
Prepaid expenses and other assets	427,248	292,891
Total current assets	12,314,764	9,898,691

Leasehold Improvements and Equipment, net	1,552,250	1,264,660
Deposits	57,560	57,435
Intangible assets, net	298,020	296,061

Total assets	$14,222,594	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,094,543	$3,451,608
Accrued expenses	1,281,598	853,685
Current maturities of loan payable	148,591	223,358
Current maturities of capital lease obligations	211,932	148,278
Customer deposits and other	229,184	234,435
Deferred rent, current	66,299	69,456
Total current liabilities	5,032,147	4,980,820

Loan payable, less current maturities, net	4,629,023	1,977,113
Capital lease obligations, less current maturities	556,029	423,015
Deferred rent, less current	108,933	137,508

Total liabilities	10,326,132	7,518,456

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding July 4, 2015 106,290,803 and
January 3, 2015 105,271,058 shares	106,291	105,271
Additional paid-in capital	44,655,200	43,417,442
Accumulated deficit	(40,865,029)	(39,524,322)
Total stockholders' equity	3,896,462	3,998,391

Total liabilities and stockholders' equity	$14,222,594	$11,516,847

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended July 4, 2015 and June 28, 2014

	July 4, 2015	June 28, 2014

Sales, net	$6,101,380	$3,856,154
Cost of sales	3,630,688	2,457,388

Gross profit	2,470,692	1,398,766

Operating expenses:
Sales and marketing	639,748	571,548
General and administrative	2,015,004	2,468,646
Operating expenses	2,654,752	3,040,194

Operating loss	(184,060)	(1,641,428)

Nonoperating income (expense):
Interest income	645	305
Interest expense	(131,777)	(12,019)
Nonoperating expenses	(131,132)	(11,714)

Net loss	$(315,192)	$(1,653,142)

Basic and Diluted loss per common share	$(0.00)	$(0.02)

Basic and Diluted weighted average common shares outstanding	107,409,894	106,185,584

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended July 4, 2015 and June 28, 2014

	July 4, 2015	June 28, 2014

Sales, net	$11,362,351	$6,930,292
Cost of sales	6,964,035	4,546,518

Gross profit	4,398,316	2,383,774

Operating expenses:
Sales and marketing	1,225,525	1,036,115
General and administrative	4,262,935	4,806,309
Loss from investment in affiliate	-	21,543
Operating expenses	5,488,460	5,863,967

Operating loss	(1,090,144)	(3,480,193)

Nonoperating income (expense):
Interest income	1,363	945
Interest expense	(251,926)	(21,910)
Nonoperating expenses	(250,563)	(20,965)

Net loss	$(1,340,707)	$(3,501,158)

Basic and Diluted loss per common share	$(0.01)	$(0.03)

Basic and Diluted weighted average common shares outstanding	107,304,245	106,130,972

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Month Period Ended July 4, 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 3, 2015	105,271,058	$105,271	$43,417,442	$(39,524,322)	$3,998,391

Share-based compensation	210,000	210	715,699	-	715,909

Vested restricted stock	506,000	506	(506)	-	-

Net loss	-	-	-	(1,025,515)	(1,025,515)

Balance, April 4, 2015	105,987,058	105,987	44,132,635	(40,549,837)	3,688,785

Exercise of stock options	22,745	23	15,578	-	15,601

Share-based compensation	125,000	125	507,143	-	507,268

Vested restricted stock	156,000	156	(156)	-	-

Net loss	-	-	-	(315,192)	(315,192)

Balance, July 4, 2015	106,290,803	$106,291	$44,655,200	$(40,865,029)	$3,896,462

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended July 4, 2015 and June 28, 2014

	July 4, 2015	June 28, 2014

Cash Flows From Operating Activities
Net loss	$(1,340,707)	$(3,501,158)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	137,279	106,832
Amortization of intangibles	20,541	15,713
Share-based compensation expense	1,223,177	2,036,269
Allowance for doubtful trade receivables	3,365	16,167
Gain on exchange of equipment	-	(17,301)
Loss from disposal of equipment	18,226	-
Loss from investment in affiliate	-	21,543
Non-cash financing costs	92,143	-
Changes in operating assets and liabilities:
Trade receivables	(1,195,891)	(1,298,535)
Other receivable	-	215,000
Inventories	645,308	(668,903)
Prepaid expenses and other assets	(134,482)	(96,032)
Accounts payable	(357,065)	1,445,848
Accrued expenses	427,913	81,701
Customer deposits and other	(5,251)	(282,774)
Deferred rent	(31,732)	(22,524)
Net cash used in operating activities	(497,176)	(1,948,154)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(139,162)	(23,370)
Purchases of intangible assets	(22,500)	(70,000)
Proceeds from sale of equipment	-	1,356
Proceeds from investment in affiliate	-	1,092,500
Net cash provided by (used in) investing activities	(161,662)	1,000,486

Cash Flows From Financing Activities
Proceeds from exercise of stock options	15,601	45,095
Proceeds from loan payable	2,500,000	-
Payment of debt issuance cost	(15,000)	-
Principal payments on capital leases	(107,265)	(78,136)
Net cash provided by (used in) financing activities	2,393,336	(33,041)

Net increase (decrease) in cash	1,734,498	(980,709)

Cash Beginning of Period	3,964,750	2,261,336

Cash Ending of Period	$5,699,248	$1,280,627

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$159,783	$21,910

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$303,933	$222,629
Retirement of fully depreciated equipment	$-	$56,110

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$-	$128,494

Supplemental Schedule of Noncash Share-based Compensation
Changes in prepaid expenses associated with share-based compensation	$-	$55,631

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of July 4, 2015 and results of operations and cash flows for the three and six months ended July 4, 2015 and June 28, 2014. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2015 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2015. Operating results for the six months ended July 4, 2015 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 3, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business and Liquidity

Nature of business:  The Company is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to the Company’s ingredient technologies unit, the Company also has business units focused on natural product fine chemicals (known as “phytochemicals”), chemistry and analytical testing services, and product regulatory and safety consulting (known as Spherix Consulting).  As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, Intellectual Property-backed ingredient technologies.  The Company then utilizes the Company’s in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients.  The Company’s ingredient portfolio is backed with clinical and scientific research, as well as extensive Intellectual Property protection.

Liquidity:  The Company has incurred a loss from operations of approximately $1,090,000 and a net loss of approximately $1,341,000 for the six-month period ended July 4, 2015.  As of July 4, 2015, the cash and cash equivalents totaled approximately $5,699,000.

While we anticipate that our current cash and cash equivalents on hand and cash generated from operations will be sufficient meet our projected operating plans through at least December 31, 2016, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

The Company early adopted the amendments in this ASU effective as of April 4, 2015.  As of July 4, 2015 and January 3, 2015, the Company had unamortized debt issuance costs of $85,161 and $91,361, respectively.  The Company had previously presented the debt issuance costs as other noncurrent assets in its consolidated balance sheet as of January 3, 2015 in the Company’s Annual Report on Form 10-K filed with the Commission on March 19, 2015.  The early adoption has resulted in adjustments to the Company’s consolidated balance sheet as of January 3, 2015, by reclassifying the debt issuance costs as a direct deduction from the carrying amount of the debt liability.  Below are the effects of the change on the consolidated balance sheet as of January 3, 2015.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of July 4, 2015 and January 3, 2015 are as follows:

	July 4, 2015	January 3, 2015
Natural product fine chemicals	$1,695,315	$1,760,305
Bulk ingredients	1,957,718	2,298,036
	3,653,033	4,058,341
Less valuation allowance	564,000	324,000
	$3,089,033	$3,734,341

Note 4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net loss	$(315,192)	$(1,653,142)	$(1,340,707)	$(3,501,158)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average common shares outstanding (1):	107,409,894	106,185,584	107,304,245	106,130,972

Potentially dilutive securities (2):
Stock options	14,120,114	14,686,002	14,120,114	14,686,002
Warrants	469,020	-	469,020	-
Convertible Debt	773,395	-	773,395	-

(1) Includes 1,230,484 and 1,600,879 weighted average nonvested shares of restricted stock for the three months ended July 4, 2015 and June 28, 2014, respectively, and 1,392,285 and 1,571,483 weighted average nonvested shares of restricted stock for the six months ended July 4, 2015 and June 28, 2014, respectively, which are participating securities
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	July 4, 2015	January 3, 2015

Laboratory equipment	$3,530,714	$3,151,748
Leasehold improvements	503,343	495,240
Computer equipment	347,786	329,737
Furniture and fixtures	13,039	13,039
Office equipment	21,547	7,877
Construction in progress	18,948	68,141
	4,435,377	4,065,782
Less accumulated depreciation	2,883,127	2,801,122
	$1,552,250	$1,264,660

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the six months ended July 4, 2015 and June 28, 2014 was approximately $137,000 and $107,000, respectively.

Note 6. Loan Payable

On June 17, 2015, the Company and Hercules Technology II, L.P entered into Amendment No. 1 (the “Amendment”) to the Loan and Security Agreement entered into by the parties on September 29, 2014 (the “Agreement”). The terms of the Agreement provided the Company with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing. The remaining $2.5 million of the term loan was to be drawn down in part or in full at our option at any time but no later than July 31, 2015.  The first advance and second advance, if any, were to be repaid in equal monthly installments through the loan’s maturity on April 1, 2018, following an initial interest-only period that was to conclude on October 31, 2015.

Pursuant to the Amendment, the parties agreed that the interest only period shall be extended to March 31, 2016, provided however that if the Company’s consolidated revenue is equal to or greater than $11.5 million for the six months ending December 31, 2015, then the interest-only period shall be extended to June 30, 2016.  The maturity date remains unchanged at April 1, 2018 and any remaining principal balance of the loan and all unpaid interest shall be due on the maturity date.  The Amendment became effective on June 18, 2015 upon the funding of the full amount of the $2.5 million second advance and payment of a nonrenewable facility fee of $15,000 to the Agent.

The second advance of $2.5 million is treated as if the Company entered into a separate loan.  The facility fee of $15,000 is treated as debt issuance costs and are being amortized as interest expense using the effective interest method over the term of the loan.  There is also additional $93,750 end of term charge the Company will pay, which is 3.75% of the $2.5 million drawn.  The end of term charge is being accrued as additional interest expense using the effective interest rate method over the term of the loan.

The Company determined that the amended terms of the first advance of $2.5 million on September 29, 2014 were not substantially different from the original terms.  The Company therefore did not apply debt extinguishment treatment, but rather accounted for prospectively as yield adjustments, based on the revised terms.

Loan payable as of July 4, 2015 consists of the following:

Principal amount payable for following years ending December
2015	$-
2016	905,393
2017	1,945,650
2018	2,148,957
Total principal payments	5,000,000
Accrued end of term charge	31,410
Total loan payable	5,031,410
Less unamortized debt issuance costs and debt discount	253,796
Less current portion	148,591
Loan payable – long term	$4,629,023

The total interest expenses related to the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of the end of term charge were approximately $115,000 and $221,000 for the three and six months ended July 4, 2015.  For the three and six months ended June 28, 2014, the Company did not have any interest expense related to loan payable as the Company did not have any outstanding balance.

Note 7. Share-Based Compensation

7A. Employee Share-Based Compensation

Stock Option Plans

Service Period Based Stock Options

The majority of options granted by the Company feature service conditions.  Accordingly, these options vest ratably over specified periods of approximately 3 to 5 years following the date of grant.

The following table summarizes our stock option activity during the six months ended July 4, 2015:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	12,723,601	$1.13	7.00

Options Granted	225,000	1.28	10.00
Options Classification from Employee to Non-Employee	(1,202,762)	0.91
Options Exercised	(22,745)	0.69
Options Forfeited	(56,193)	1.18
Outstanding at July 4, 2015	11,666,901	$1.16	6.46	$2,231,000

Exercisable at July 4, 2015	9,508,077	$1.16	6.01	$1,862,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.22 on the last day of business for the period ended July 4, 2015.

Certain employees who were previously classified as employees under the share-based compensation plan have been reclassified to non-employees during the six months ended July 4, 2015 as they became consultants.  There was no impact on accounting as the options were fully vested.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended July 4, 2015.

Six Months Ended July 4, 2015
Expected volatility	75%
Expected dividends	0.00%
Expected term	6.0 years
Risk-free rate	1.72%

The weighted average grant date fair value of options granted during the six months ended July 4, 2015 was $0.85.

As of July 4, 2015, there was approximately $1,173,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 2.45 years.

Stock Award

On April 16, 2015, the Company awarded 125,000 shares of the Company’s common stock that were fully vested and non-forfeitable to Mark Germain, who resigned from the Board.  These shares were granted as compensation for his services as a director of the Company through April 16, 2015.  The fair value of the award, which amounted to approximately $154,000 was based on the trading price of the Company’s stock on the date of grant.  The expense related to this stock award was immediately recognized.

Restricted Stock

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees at July 4, 2015 and changes during the six months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 3, 2015	1,590,000	$1.18

Granted	-	-
Vested	(510,000)	1.41
Forfeited	-	-
Unvested shares at July 4, 2015	1,080,000	$1.08

Expected to Vest as of July 4, 2015	1,080,000	$1.08

On February 25, 2015, former members of the Company’s Board of Directors (the “Board”), Michael Brauser and Barry Honig, resigned from the Board.  The Board made a resolution that 250,000 shares of unvested restricted stock held by Mr. Brauser and 250,000 shares of unvested restricted stock held by Mr. Honig are immediately vested on the date of resignation.  The expense for these vested restricted stock was recognized during the fiscal year ended January 3, 2015.

On April 16, 2015, a former member of the Board, Mark Germain, resigned from the Board.  The Board made a resolution that 10,000 shares of unvested restricted stock held by Mr. Germain are immediately vested on the date of resignation.  The expense for these vested restricted stock was recognized during the fiscal year ended January 3, 2015.

Employee Option, Stock and Restricted Stock Compensation

The Company recognized compensation expense of approximately $442,000 and $820,000 in general and administrative expenses in the statement of operations for the three and six months ended July 4, 2015, respectively, and approximately $1,021,000 and $1,970,000 for the three and six months ended June 28, 2014, respectively.

7B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at July 4, 2015 and changes during the six months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	1,050,451	$1.35	5.46

Options Granted	-	-
Options Classification from Employee to Non-Employee	1,202,762	0.91
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at July 4, 2015	2,253,213	$1.12	6.28	$473,000

Exercisable at July 4, 2015	2,196,963	$1.11	6.21	$473,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.22 on the last day of business for the period ended July 4, 2015.

As of July 4, 2015, there was approximately $38,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 1.19 years.

Stock and Restricted Stock Awards

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  On January 27, 2015, the Company awarded 350,000 shares of the Company’s common stock to non-employees.  210,000 of these shares were treated as stock awards as the shares vested immediately on the date of award, and the remaining 140,000 shares, which were initially treated as unvested restricted stock, vested on May 28, 2015.  The fair values of the awards, which totaled approximately $350,000, were measured based on the trading prices of the Company’s stock on the date of award and the date vested.  The expense related to these stock awards were fully recognized during the six-month period ended July 4, 2015.

In addition, 12,000 shares of restricted stock that were granted to a certain non-employee during the fiscal year ended January 3, 2015 became vested during the six-month period ended July 4, 2015.  The fair value of these vested restricted shares was approximately $15,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees at July 4, 2015 and changes during the six months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at January 3, 2015	76,000	$0.90

Granted	140,000	0.86
Vested	(152,000)	1.21
Forfeited	-	-
Unvested shares expected to vest at July 4, 2015	64,000	$1.22

As of July 4, 2015, there was approximately $78,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 2.7 years as of July 4, 2015.

Non-Employee Option, Stock and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $65,000 and $403,000 in general and administrative expenses in the statement of operations for the three and six months ended July 4, 2015 and approximately $16,000 and $66,000 for the three and six months ended June 28, 2014, respectively.

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

Three months ended
July 4, 2015
	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$3,411,636	$2,371,477	$318,267	$-	$6,101,380
Cost of sales	1,869,205	1,635,294	126,189	-	3,630,688

Gross profit	1,542,431	736,183	192,078	-	2,470,692

Operating expenses:
Sales and marketing	298,281	336,392	5,075	-	639,748
General and administrative	-	-	-	2,015,004	2,015,004
Operating expenses	298,281	336,392	5,075	2,015,004	2,654,752

Operating income (loss)	$1,244,150	$399,791	$187,003	$(2,015,004)	$(184,060)

Three months ended
June 28, 2014
	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$1,721,872	$1,856,950	$277,332	$-	$3,856,154
Cost of sales	1,043,538	1,295,530	118,320	-	2,457,388

Gross profit	678,334	561,420	159,012	-	1,398,766

Operating expenses:
Sales and marketing	310,386	221,797	39,365	-	571,548
General and administrative	-	-	-	2,468,646	2,468,646
Operating expenses	310,386	221,797	39,365	2,468,646	3,040,194

Operating income (loss)	$367,948	$339,623	$119,647	$(2,468,646)	$(1,641,428)

Six months ended
July 4, 2015
	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$6,091,977	$4,671,520	$598,854	$-	$11,362,351
Cost of sales	3,472,381	3,209,078	282,576	-	6,964,035

Gross profit	2,619,596	1,462,442	316,278	-	4,398,316

Operating expenses:
Sales and marketing	572,905	647,336	5,284	-	1,225,525
General and administrative	-	-	-	4,262,935	4,262,935
Operating expenses	572,905	647,336	5,284	4,262,935	5,488,460

Operating income (loss)	$2,046,691	$815,106	$310,994	$(4,262,935)	$(1,090,144)

Six months ended
June 28, 2014
	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$2,858,181	$3,592,833	$479,278	$-	$6,930,292
Cost of sales	1,761,715	2,489,165	295,638	-	4,546,518

Gross profit	1,096,466	1,103,668	183,640	-	2,383,774

Operating expenses:
Sales and marketing	550,346	434,572	51,197	-	1,036,115
General and administrative	-	-	-	4,806,309	4,806,309
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	550,346	434,572	51,197	4,827,852	5,863,967

Operating income (loss)	$546,120	$669,096	$132,443	$(4,827,852)	$(3,480,193)

		Core Standards and	Scientific and
At July 4, 2015	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Total assets	$4,275,827	$3,406,936	$185,357	$6,354,474	$14,222,594

		Core Standards and	Scientific and
At January 3, 2015	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Total assets	$3,757,073	$3,220,518	$105,711	$4,433,545	$11,516,847

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

Subsequent to July 4, 2015, the Company entered into a financing transaction to purchase laboratory equipment.  Under the lease terms, the Company will make monthly lease payments, including interest, of approximately $5,000 for 60 months, for a total payment of approximately $276,000.  The Company will record a capital lease of approximately $243,000.  The equipment will be utilized in our core standards and contract services segment.

Note 10. Subsequent Events

On July 6, 2015, the Board of Directors (the “Board”) granted approximately 917,000 and 675,000 stock options to the Company’s employees and members of the Board, respectively, with an exercise price of $1.22 per share.

On July 9, 2015, the Board appointed Robert Fried to serve as a member of the Board.  Also on July 9, 2015, Glenn Halpryn resigned from the Board.  On July 30, 2015, the Board awarded 200,000 stock options to Robert Fried with an exercise price of $1.10 per share.

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

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q. Overview

The Company is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to the Company’s ingredient technologies unit, the Company also has business units focused on natural product fine chemicals, chemistry and analytical testing services, and product regulatory and safety consulting.  As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, Intellectual Property-backed ingredient technologies.  The Company then utilizes the Company’s in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients.  The Company’s ingredient portfolio is backed with clinical and scientific research, as well as extensive Intellectual Property protection.

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

The Company has approximately $5,699,000 cash and cash equivalents on hand as of July 4, 2015.  We anticipate that our current cash and cash equivalents on hand, and cash generated from operations will be sufficient to meet our projected operating plans through at least December 31, 2016.  We may, however, seek additional capital prior to December 31, 2016, both to meet our projected operating plans after December 31, 2016 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales and net loss for the three- and six-month periods ending on July 4, 2015 and June 28, 2014 were as follows:

	Three months ending		Six months ending
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net sales	$6,101,000	$3,856,000	$11,362,000	$6,930,000
Net loss	(315,000)	(1,653,000)	(1,341,000)	(3,501,000)

Basic and Diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change
Net sales:
Ingredients	$3,412,000	$1,722,000	98%	$6,092,000	$2,858,000	113%
Core standards and contract services	2,371,000	1,857,000	28%	4,671,000	3,593,000	30%
Scientific and regulatory consulting	318,000	277,000	15%	599,000	479,000	25%

Total net sales	$6,101,000	$3,856,000	58%	$11,362,000	$6,930,000	64%

•	The increases in sales for the ingredients segment are due to increased sales throughout most of the ingredients we sell, including “NIAGEN®,” “PURENERGY®,” and “PTEROPURE®.”

•	The increases in sales for the core standards and contract services segment are primarily due to increased sales of analytical testing and contract services.

•
The increases in sales for the scientific and regulatory consulting segment are mainly due to completion of more consulting projects during the three- and six-month periods ended July 4, 2015.  In the comparable periods in 2014, we did not complete as many projects due to client related delays.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$1,869,000	55%	$1,044,000	61%	$3,472,000	57%	$1,762,000	62%
Core standards and contract services	1,636,000	69%	1,295,000	70%	3,209,000	69%	2,489,000	69%
Scientific and regulatory consulting	126,000	40%	118,000	43%	283,000	47%	296,000	62%

Total cost of sales	$3,631,000	60%	$2,457,000	64%	$6,964,000	61%	$4,547,000	66%

The cost of sales, as a percentage of net sales, decreased 4% and 5% for the three- and six-month periods ended July 4, 2015, respectively, compared to the comparable periods in 2014.

•
The decreases in cost of sales, as a percentage of net sales, for the ingredients segment are largely due to the increased purchase volume, which enabled us to obtain lower prices from our suppliers as a result.

•
The cost of sales as a percentage of net sales for the core standards and contract services segment slightly decreased to 69% from 70% for the three-month period ended July 4, 2015 and was identical at 69% for the six-month period ended July 4, 2015 compared to the comparable periods in 2014.  The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowing our cost of sales as a percentage of net sales.  However, this was offset by increased costs in fine chemical reference standards as additional reserves were placed for the portion of the inventory that are considered slow-moving and obsolete.

•
The percentage decreases in cost of sales for the scientific and regulatory consulting segment are largely due to increased sales as fixed labor costs make up the majority of costs for the consulting segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Six months ending
	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change
Gross profit:
Ingredients	$1,543,000	$678,000	128%	$2,620,000	$1,096,000	139%
Core standards and contract services	736,000	562,000	31%	1,462,000	1,104,000	32%
Scientific and regulatory consulting	192,000	159,000	21%	316,000	184,000	72%

Total gross profit	$2,471,000	$1,399,000	77%	$4,398,000	$2,384,000	84%

•
The increased gross profits for the ingredients segment are due to the increased sales throughout the ingredient portfolio we offer, as well as obtaining lower prices from our suppliers as a result of increased purchase volumes.

•
The increased gross profits for the core standards and contract services segment are largely due to the increased sale of analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales, hence yielding a more profit.

•	The increased gross profits for the scientific and regulatory consulting segment are due to the increase in sales which resulted in a higher labor utilization rate.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Six months ending
	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change
Sales and marketing expenses:
Ingredients	$298,000	$311,000	-4%	$573,000	$550,000	4%
Core standards and contract services	337,000	222,000	52%	648,000	435,000	49%
Scientific and regulatory consulting	5,000	39,000	-87%	5,000	51,000	-90%

Total sales and marketing expenses	$640,000	$572,000	12%	$1,226,000	$1,036,000	18%

•
For the ingredients segment, we were able to maintain sales and marketing expenses at the same level of the comparable periods in 2014 despite the increases in sales.  We do anticipate increased expenses going forward as we increase marketing efforts for our proprietary ingredients.

•	For the core standards and contract services segment, the increases are largely due to hiring additional sales and marketing staff and making certain operational changes.

•	For the scientific and regulatory consulting segment, we had very little sales and marketing expenses compared to comparable periods in 2014.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management.

	Three months ending			Six months ending
	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change

General and administrative	$2,015,000	$2,469,000	-18%	$4,263,000	$4,806,000	-11%

One of the factors that contributed to the decreases in general and administrative expense was a decrease in share-based compensation.  For the three- and six-month periods ended July 4, 2015, our share-based compensation decreased to approximately $507,000 and $1,223,000, respectively, compared to approximately $1,037,000 and $2,036,000 for the comparable periods in 2014.

In 2014, we had higher share-based compensation expenses as we awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  The fair values of these restricted stock awards were approximately $1,537,000 in aggregate, which were expensed over a period of six months from January 2, 2014 to July 1, 2014.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the six-month period ended July 4, 2015 was approximately $1,000, similar to approximately $1,000 for the six-month period ended June 28, 2014.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Six months ending
	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change

Interest expense	$132,000	$12,000	1000%	$252,000	$22,000	1045%

The increases in interest expense were largely related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down first $2.5 million on September 29, 2014 and second $2.5 million on June 18, 2015.  For more information on this term loan, please refer to Note 6 of Financial Statements appearing in Part I of this report.

Depreciation and Amortization

Depreciation expense for the six-month period ended July 4, 2015, was approximately $137,000 as compared to $107,000 for the six-month period ended June 28, 2014.  We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the six-month period ended July 4, 2015, was approximately $21,000 as compared to $16,000 for the six-month period ended June 28, 2014.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through July 4, 2015, we have incurred aggregate losses of approximately $41 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

The Company has approximately $5,699,000 cash and cash equivalents on hand as of July 4, 2015.  While we anticipate that our current cash and cash equivalents on hand, and cash generated from will be sufficient to meet our projected operating plans through at least December 31, 2016, we may seek additional capital prior to December 31, 2016, both to meet our projected operating plans through and after December 31, 2016 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December 31, 2016, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 4, 2015 was approximately $497,000 as compared to approximately $1,948,000 for the six months ended June 28, 2014.  Along with the net loss, increase in trade receivables and decrease in accounts payable were the largest uses of cash during the six-month period ended July 4, 2015.  Net cash used in operating activities for the six months ended June 28, 2014 largely reflects an increase in trade receivables and an increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $162,000 for the six months ended July 4, 2015, compared to approximately $1,000,000 provided by for the six months ended June 28, 2014.  Net cash used in investing activities for the six months ended July 4, 2015 mainly consisted of purchases of leasehold improvements and equipment.  Net cash provided by investing activities for the six months ended June 28, 2014 mainly consisted of proceeds received from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $2,393,000 for the six months ended July 4, 2015, compared to approximately $33,000 used in for the six months ended June 28, 2014.  Net cash provided by financing activities for the six months ended July 4, 2015 mainly consisted of proceeds from the 2nd draw of the term loan we entered into with Hercules Technology II, L.P.  Net cash used in financing activities for the six months ended June 28, 2014 mainly consisted of principal payments on capital leases, offset by proceeds from exercise of stock options.

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

Off-Balance Sheet Arrangements

During the six months ended July 4, 2015, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending January 3, 2015 and filed with the Commission on March 19, 2015.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company had an outstanding loan payable of $5.0 million at July 4, 2015.  Interest is payable monthly at the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal (the “Prime Rate”) minus 3.25%, or (ii) 9.35%.  If the Prime Rate rises, the Company will incur more interest expenses.  The loan is repayable in installments through April 1, 2018, following an initial interest-only period until March 31, 2016, provided however that if the Company’s consolidated revenue is equal to or greater than $11.5 million for the six months ending December 31, 2015, then the interest-only period shall be extended to June 30, 2016.

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

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended July 4, 2015 and June 28, 2014 had a significant impact on our results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of July 4, 2015.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.                      Description of Exhibits

10.1	Exclusive License and Supply Agreement, effective as of May 12, 2015 between Suntava, Inc. and ChromaDex, Inc. (1)
10.2	Restated and Amended License Agreement, effective as of June 3, 2015 between The University of Mississippi and ChromaDex, Inc. (1)
10.3
Amendment No. 1 to Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated June 17, 2015. (2)

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

(2)	Incorporated by reference from, and filed as Exhibit 10.1, to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ChromaDex Corporation
(Registrant)

Date: August 13, 2015	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer