Form 10-Q
period 2015-10-03
ChromaDex Corp.
filed 2015-11-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

Number of shares of common stock of the registrant: 109,114,247 outstanding as of November 11, 2015.

CHROMADEX CORPORATION

2015 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
October 3, 2015 and January 3, 2015

	October 3, 2015	January 3, 2015
	(Unaudited)
Assets

Current Assets
Cash	$4,708,642	$3,964,750
Trade receivables, less allowance for doubtful accounts and returns
October 3, 2015 $43,000; January 3, 2015 $38,000	3,784,541	1,906,709
Inventories	4,163,628	3,734,341
Prepaid expenses and other assets	377,469	292,891
Total current assets	13,034,280	9,898,691

Leasehold Improvements and Equipment, net	1,581,961	1,264,660
Deposits	59,040	57,435
Intangible assets, net	371,325	296,061

Total assets	$15,046,606	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,560,569	$3,451,608
Accrued expenses	1,215,166	853,685
Current maturities of loan payable	598,837	223,358
Current maturities of capital lease obligations	216,551	148,278
Customer deposits and other	236,828	234,435
Deferred rent, current	52,914	69,456
Total current liabilities	5,880,865	4,980,820

Loan payable, less current maturities, net	4,226,414	1,977,113
Capital lease obligations, less current maturities	500,128	423,015
Deferred rent, less current	103,461	137,508

Total liabilities	10,710,868	7,518,456

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding October 3, 2015 106,319,606 and
January 3, 2015 105,271,058 shares	106,320	105,271
Additional paid-in capital	45,098,163	43,417,442
Accumulated deficit	(40,868,745)	(39,524,322)
Total stockholders' equity	4,335,738	3,998,391

Total liabilities and stockholders' equity	$15,046,606	$11,516,847

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended October 3, 2015 and September 27, 2014
	October 3, 2015	September 27, 2014

Sales, net	$6,287,309	$4,139,710
Cost of sales	3,805,679	2,616,764

Gross profit	2,481,630	1,522,946

Operating expenses:
Sales and marketing	550,878	518,662
General and administrative	1,753,622	1,651,718
Operating expenses	2,304,500	2,170,380

Operating income (loss)	177,130	(647,434)

Nonoperating income (expense):
Interest income	976	230
Interest expense	(181,822)	(12,449)
Nonoperating expenses	(180,846)	(12,219)

Net loss	$(3,716)	$(659,653)

Basic and Diluted loss per common share	$(0.00)	$(0.01)

Basic and Diluted weighted average common shares outstanding	107,442,916	106,610,400

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Nine Month Periods Ended October 3, 2015 and September 27, 2014
	October 3, 2015	September 27, 2014

Sales, net	$17,649,660	$11,070,002
Cost of sales	10,769,714	7,163,282

Gross profit	6,879,946	3,906,720

Operating expenses:
Sales and marketing	1,776,403	1,554,777
General and administrative	6,016,557	6,458,027
Loss from investment in affiliate	-	21,543
Operating expenses	7,792,960	8,034,347

Operating loss	(913,014)	(4,127,627)

Nonoperating income (expense):
Interest income	2,339	1,175
Interest expense	(433,748)	(34,359)
Nonoperating expenses	(431,409)	(33,184)

Net loss	$(1,344,423)	$(4,160,811)

Basic and Diluted loss per common share	$(0.01)	$(0.04)

Basic and Diluted weighted average common shares outstanding	107,350,469	106,290,782

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Month Period Ended October 3, 2015
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 3, 2015	105,271,058	$105,271	$43,417,442	$(39,524,322)	$3,998,391

Share-based compensation	210,000	210	715,699	-	715,909

Vested restricted stock	506,000	506	(506)	-	-

Net loss	-	-	-	(1,025,515)	(1,025,515)

Balance, April 4, 2015	105,987,058	105,987	44,132,635	(40,549,837)	3,688,785

Exercise of stock options	22,745	23	15,578	-	15,601

Share-based compensation	125,000	125	507,143	-	507,268

Vested restricted stock	156,000	156	(156)	-	-

Net loss	-	-	-	(315,192)	(315,192)

Balance, July 4, 2015	106,290,803	106,291	44,655,200	(40,865,029)	3,896,462

Exercise of stock options	12,803	13	9,652	-	9,665

Share-based compensation	-	-	433,327	-	433,327

Vested restricted stock	16,000	16	(16)	-	-

Net loss	-	-	-	(3,716)	(3,716)

Balance, October 3, 2015	106,319,606	$106,320	$45,098,163	$(40,868,745)	$4,335,738

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended October 3, 2015 and September 27, 2014
	October 3, 2015	September 27, 2014

Cash Flows From Operating Activities
Net loss	$(1,344,423)	$(4,160,811)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of leasehold improvements and equipment	209,754	161,712
Amortization of intangibles	32,236	24,826
Share-based compensation expense	1,656,504	2,467,720
Allowance for doubtful trade receivables	5,429	24,190
Gain on exchange of equipment	-	(17,301)
Loss from disposal of equipment	19,643	-
Loss from investment in affiliate	-	21,543
Non-cash financing costs	139,780	-
Changes in operating assets and liabilities:
Trade receivables	(1,883,261)	(1,714,035)
Other receivable	-	215,000
Inventories	(429,287)	(81,961)
Prepaid expenses and other assets	(86,183)	(87,068)
Accounts payable	108,961	967,229
Accrued expenses	361,481	201,147
Customer deposits and other	2,393	(320,127)
Deferred rent	(50,589)	(36,732)
Net cash used in operating activities	(1,257,562)	(2,334,668)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(242,765)	(53,428)
Purchases of intangible assets	(107,500)	(90,000)
Proceeds from sale of equipment	-	1,356
Proceeds from investment in affiliate	-	1,092,500
Net cash provided by (used in) investing activities	(350,265)	950,428

Cash Flows From Financing Activities
Proceeds from exercise of stock options	25,266	449,158
Proceeds from loan payable	2,500,000	-
Payment of debt issuance cost	(15,000)	-
Principal payments on capital leases	(158,547)	(122,496)
Net cash provided by financing activities	2,351,719	326,662

Net increase (decrease) in cash	743,892	(1,057,578)

Cash Beginning of Period	3,964,750	2,261,336

Cash Ending of Period	$4,708,642	$1,203,758

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$293,968	$34,359

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$303,933	$322,802
Retirement of fully depreciated equipment - cost	$8,181	$56,110
Retirement of fully depreciated equipment - accumulated depreciation	$(8,181)	$(56,110)

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$-	$137,494

Supplemental Schedule of Noncash Share-based Compensation
Changes in prepaid expenses associated with share-based compensation	$-	$55,631

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of October 3, 2015 and results of operations and cash flows for the three and nine months ended October 3, 2015 and September 27, 2014. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 3, 2015 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2015. Operating results for the nine months ended October 3, 2015 are not necessarily indicative of the results to be achieved for the full year ending on January 2, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity:  The Company has incurred a loss from operations of approximately $913,000 and a net loss of approximately $1,344,000 for the nine-month period ended October 3, 2015.  As of October 3, 2015, the cash and cash equivalents totaled approximately $4,709,000.  Subsequent to the nine-month period ended October 3, 2015, the Company entered into Securities Purchase Agreements (the “SPAs”) with certain existing stockholders to raise $2,000,000 in a registered direct offering.  Pursuant to the SPAs, the Company sold a total of 200,000 units (the “Units”) at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock with an exercise price of $1.50 and a term of 3 years.

With the capital raise described above, we anticipate that our current cash and cash equivalents on hand and cash generated from operations will be sufficient meet our projected operating plans through at least December 31, 2016. We may, however, require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

The Company early adopted the amendments in this ASU effective as of April 4, 2015.  As of October 3, 2015 and January 3, 2015, the Company had unamortized debt issuance costs of $75,264 and $91,361, respectively.  The Company had previously presented the debt issuance costs as other noncurrent assets in its consolidated balance sheet as of January 3, 2015 in the Company’s Annual Report on Form 10-K filed with the Commission on March 19, 2015.  The early adoption has resulted in adjustments to the Company’s consolidated balance sheet as of January 3, 2015, by reclassifying the debt issuance costs as a direct deduction from the carrying amount of the debt liability.  Below are the effects of the change on the consolidated balance sheet as of January 3, 2015.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
January 3, 2015	Previously		As
	Reported	Adjustments	Adjusted
Assets

Current Assets	$9,898,691	$-	$9,898,691
Leasehold Improvements and Equipment, net	1,264,660	-	1,264,660
Other Noncurrent Assets	444,857	(91,361)	353,496
Total assets	$11,608,208	$(91,361)	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities	$4,980,820	$-	$4,980,820
Loan payable, less current maturities, net	2,068,474	(91,361)	1,977,113
Capital lease obligations, less current maturities	423,015	-	423,015
Deferred rent, less current	137,508	-	137,508
Total liabilities	7,609,817	(91,361)	7,518,456

Total stockholders' equity	3,998,391	-	3,998,391

Total liabilities and stockholders' equity	$11,608,208	$(91,361)	$11,516,847

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of October 3, 2015 and January 3, 2015 are as follows:

	October 3, 2015	January 3, 2015
Natural product fine chemicals	$1,695,326	$1,760,305
Bulk ingredients	3,163,302	2,298,036
	4,858,628	4,058,341
Less valuation allowance	695,000	324,000
	$4,163,628	$3,734,341

Note 4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014

Net loss	$(3,716)	$(659,653)	$(1,344,423)	$(4,160,811)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding (1):	107,442,916	106,610,400	107,350,469	106,290,782

Potentially dilutive securities (2):
Stock options	15,839,603	13,890,766	15,839,603	13,890,766
Warrants	469,020	-	469,020	-
Convertible Debt	773,395	-	773,395	-

(1) Includes 1,132,241 and 1,676,175 weighted average nonvested shares of restricted stock for the three months ended October 3, 2015 and September 27, 2014, respectively, and 1,305,605 and 1,606,380 weighted average nonvested shares of restricted stock for the nine months ended October 3, 2015 and September 27, 2014, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	October 3, 2015	January 3, 2015
Laboratory equipment	$3,577,132	$3,151,748
Leasehold improvements	513,453	495,240
Computer equipment	379,806	329,737
Furniture and fixtures	15,678	13,039
Office equipment	21,547	7,877
Construction in progress	21,561	68,141
	4,529,177	4,065,782
Less accumulated depreciation	2,947,216	2,801,122
	$1,581,961	$1,264,660

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the nine months ended October 3, 2015 and September 27, 2014 was approximately $210,000 and $162,000, respectively.

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

Loan payable as of October 3, 2015 consists of the following:

Principal amount payable for following years ending December
2015	$-
2016	905,393
2017	1,945,650
2018	2,148,957
Total principal payments	5,000,000
Accrued end of term charge	49,551
Total loan payable	5,049,551
Less unamortized debt issuance costs and debt discount	224,300
Less current portion	598,837
Loan payable – long term	$4,226,414

The total interest expenses related to the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of the end of term charge were approximately $166,000 and $387,000 for the three and nine months ended October 3, 2015.  For the three and nine months ended September 27, 2014, the Company did not have any interest expense related to loan payable as the Company did not have any outstanding balance.

Note 7. Share-Based Compensation

7A. Employee Share-Based Compensation

Stock Option Plans

Service Period Based Stock Options

The majority of options granted by the Company feature service conditions.  Accordingly, these options vest ratably over specified periods of approximately 3 to 5 years following the date of grant.

The following table summarizes our stock option activity during the nine months ended October 3, 2015:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	12,723,601	$1.13	7.00
Options Granted	2,051,685	1.22	10.00
Options Classification from Employee to Non-Employee	(1,542,071)	0.93
Options Exercised	(35,548)	0.71
Options Forfeited	(150,586)	1.16
Outstanding at October 3, 2015	13,047,081	$1.17	6.64	$2,389,000

Exercisable at October 3, 2015	9,793,365	$1.16	5.84	$2,061,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.25 on the last day of business for the period ended October 3, 2015.

Certain employees who were previously classified as employees under the share-based compensation plan have been reclassified to non-employees during the nine months ended October 3, 2015 as they became consultants.  There was no impact on accounting as the options were fully vested.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted to employees during the nine months ended October 3, 2015.

Nine Months Ended October 3, 2015
Expected volatility	76%
Expected dividends	0.00%
Expected term	5.7 years
Risk-free rate	1.71%

The weighted average grant date fair value of options granted during the nine months ended October 3, 2015 was $0.75.

As of October 3, 2015, there was approximately $2,022,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of 2.38 years.

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

The following table summarizes activity of restricted stock awards granted to employees at October 3, 2015 and changes during the nine months then ended:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 3, 2015	1,590,000	$1.18
Granted	-	-
Vested	(520,000)	1.41
Forfeited	-	-
Unvested shares at October 3, 2015	1,070,000	$1.07

Expected to Vest as of October 3, 2015	1,070,000	$1.07

On February 25, 2015, Michael Brauser and Barry Honig, then members of the Company’s Board of Directors (the “Board”), resigned from the Board.  In connection with these resignations, the Board authorized the immediate vesting, as of the date of the resignations, of 250,000 shares of unvested restricted stock held by Mr. Brauser and 250,000 shares of unvested restricted stock held by Mr. Honig.  The expense for this vested restricted stock was recognized during the fiscal year ended January 3, 2015.

On April 16, 2015, Mark Germain, then a member of the Board, resigned from the Board.  In connection with Mr. Germain’s resignation, the Board authorized the immediate vesting, as of the date of Mr. Germain’s resignation, of 10,000 shares of unvested restricted stock held by Mr. Germain.  The expense for this vested restricted stock was recognized during the fiscal year ended January 3, 2015.

On July 9, 2015, Glenn Halpryn, then a member of the Board, resigned from the Board.  In connection with Mr. Halpryn’s resignation, the Board authorized the immediate vesting, as of the date of Mr. Halpryn’s resignation, of 10,000 shares of unvested restricted stock held by Mr. Halpryn.  The expense for this vested restricted stock was recognized during the fiscal year ended January 3, 2015.

Employee Option, Stock and Restricted Stock Compensation

The Company recognized compensation expense of approximately $418,000 and $1,238,000 in general and administrative expenses in the statement of operations for the three and nine months ended October 3, 2015, respectively, and approximately $388,000 and $2,359,000 for the three and nine months ended September 27, 2014, respectively.

7B. Non-Employee Share-Based Compensation

Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at October 3, 2015 and changes during the nine months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	1,050,451	$1.35	5.46
Options Granted	-	-
Options Classification from Employee to Non-Employee	1,542,071	0.93
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at October 3, 2015	2,592,522	$1.10	6.29	$594,000

Exercisable at October 3, 2015	2,547,522	$1.10	6.24	$593,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.25 on the last day of business for the period ended October 3, 2015.

As of October 3, 2015, there was approximately $31,000 of total unrecognized compensation expense expected to be recognized over a weighted average period of approximately 11 months.

Stock and Restricted Stock Awards

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  On January 27, 2015, the Company awarded 350,000 shares of the Company’s common stock to non-employees.  210,000 of these shares were treated as stock awards as the shares vested immediately on the date of award, and the remaining 140,000 shares, which were initially treated as unvested restricted stock, vested on May 28, 2015.  The fair values of the awards, which totaled approximately $350,000, were measured based on the trading prices of the Company’s stock on the date of award and the date vested.  The expense related to these stock awards were fully recognized during the nine-month period ended October 3, 2015.

In addition, 18,000 shares of restricted stock that were granted to a certain non-employee during the fiscal year ended January 3, 2015 became vested during the nine-month period ended October 3, 2015.  The fair value of these vested restricted shares was approximately $22,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees at October 3, 2015 and changes during the nine months then ended:

		Weighted Average
	Shares	Fair Value
Unvested shares at January 3, 2015	76,000	$0.90
Granted	140,000	0.86
Vested	(158,000)	1.21
Forfeited	-	-
Unvested shares expected to vest at October 3, 2015	58,000	$1.25

As of October 3, 2015, there was approximately $73,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 2.4 years as of October 3, 2015.

Non-Employee Option, Stock and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $15,000 and $418,000 in general and administrative expenses in the statement of operations for the three and nine months ended October 3, 2015 and approximately $43,000 and $109,000 for the three and nine months ended September 27, 2014, respectively.

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

		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment
Three months ended October 3, 2015	Ingredients segment
				Other	Total
Net sales	$4,146,597	$1,875,296	$265,416	$-	$6,287,309
Cost of sales	2,157,183	1,533,402	115,094	-	3,805,679
Gross profit	1,989,414	341,894	150,322	-	2,481,630

Operating expenses:
Sales and marketing	259,874	287,901	3,103	-	550,878
General and administrative	-	-	-	1,753,622	1,753,622
Operating expenses	259,874	287,901	3,103	1,753,622	2,304,500

Operating income (loss)	$1,729,540	$53,993	$147,219	$(1,753,622)	$177,130

		Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment
Three months ended September 27, 2014	Ingredients segment
				Other	Total
Net sales	$2,031,250	$1,814,622	$293,838	$-	$4,139,710
Cost of sales	1,200,790	1,239,356	176,618	-	2,616,764
Gross profit	830,460	575,266	117,220	-	1,522,946

Operating expenses:
Sales and marketing	243,068	259,951	15,643	-	518,662
General and administrative	-	-	-	1,651,718	1,651,718
Operating expenses	243,068	259,951	15,643	1,651,718	2,170,380

Operating income (loss)	$587,392	$315,315	$101,577	$(1,651,718)	$(647,434)

Nine months ended October 3, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total
Net sales	$10,238,574	$6,546,816	$864,270	$-	$17,649,660
Cost of sales	5,629,564	4,742,480	397,670	-	10,769,714
Gross profit	4,609,010	1,804,336	466,600	-	6,879,946

Operating expenses:
Sales and marketing	832,779	935,237	8,387	-	1,776,403
General and administrative	-	-	-	6,016,557	6,016,557
Operating expenses	832,779	935,237	8,387	6,016,557	7,792,960

Operating income (loss)	$3,776,231	$869,099	$458,213	$(6,016,557)	$(913,014)

Nine months ended September 27, 2014	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total
Net sales	$4,889,431	$5,407,455	$773,116	$-	$11,070,002
Cost of sales	2,962,505	3,728,521	472,256	-	7,163,282
Gross profit	1,926,926	1,678,934	300,860	-	3,906,720

Operating expenses:
Sales and marketing	793,414	694,523	66,840	-	1,554,777
General and administrative	-	-	-	6,458,027	6,458,027
Loss from investment in affiliate	-	-	-	21,543	21,543
Operating expenses	793,414	694,523	66,840	6,479,570	8,034,347

Operating income (loss)	$1,133,512	$984,411	$234,020	$(6,479,570)	$(4,127,627)

At October 3, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total
Total assets	$6,527,861	$3,042,917	$110,284	$5,365,544	$15,046,606

At January 3, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total
Total assets	$3,757,073	$3,220,518	$105,711	$4,433,545	$11,516,847

Disclosure of major customers

During the three and nine months ended October 3, 2015, Customer B in our ingredients segment accounted for 19.1% and 13.8%, respectively of the Company’s total sales.   During the three and nine months ended September 27, 2014, Customer A in our ingredients segment accounted for 12.3% and 13.8%, respectively of the Company’s total sales.

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

Inventory Purchase Obligations

On September 29, 2015, the Company entered into an agreement with W.R. Grace & Co. Conn. (“Grace”) pursuant to which the Company has agreed to purchase from Grace not less than approximately $6.1 million worth of nicotinamide riboside chloride (the “Required Volume”) at a fixed price per kilogram (the “Price per Kilogram”) between September 4, 2015 and December 31, 2015.  So long as Grace makes available for sale to the Company the Required Volume prior to December 31, 2015, if the Company does not in fact purchase the Required Volume the Company will be obligated to pay the Price per Kilogram for the difference in kilograms between the Required Volume and the amount actually purchased.  If Grace is unable to deliver the Required Volume by December 31, 2015, it will continue to deliver nicotinamide riboside chloride until it has delivered the Required Amount and the Company will pay for amounts delivered after December 31, 2015 within 60 days after they have been delivered. As of October 3, 2015, the Company had purchased approximately $1.0 million of the $6.1 million it is required to purchase pursuant to the agreement.

Note 10. Related Party Transactions

On August 28, 2015, the Company entered into an Exclusive Supply Agreement (the “Supply Agreement”) with Healthspan Research, LLC (“Healthspan”).  Under the terms of the Supply Agreement, Healthspan agreed to purchase NIAGEN® from the Company and the Company granted to Healthspan worldwide rights for resale of specific dietary supplements containing NIAGEN® in certain markets.

Pursuant to the terms of the Supply Agreement, in exchange for a 4% equity interest in Healthspan, the Company agreed to initially supply NIAGEN® to Healthspan free of charge and thereafter at a fixed price and, in exchange for an additional 5% equity interest in Healthspan, the Company will grant to Healthspan certain exclusive rights to resell NIAGEN® in certain direct response channels.   Healthspan will pay the Company royalties on the cumulative worldwide net sales of its finished products containing NIAGEN®.  The exclusivity rights will remain for so long as Healthspan meets certain minimum purchase requirements.  In the event that, during the initial term, the Company terminates the exclusivity rights due to failure to meet the minimum purchase requirements or for any reason other than a material breach of the Supply Agreement by Healthspan, then the 5% equity interest shall be automatically redeemed for a purchase price of $1.00 effective upon the date of termination of the exclusivity rights.

In connection with the foregoing, also on August 28, 2015, the Company and Healthspan entered into an interest purchase agreement and limited liability company agreement pursuant to which the Company was issued 9% of the outstanding equity interests of Healthspan.  Rob Fried, a director of the Company, is the manager of Healthspan and owns 91% of the outstanding equity interests of Healthspan.  The Supply Agreement, interest purchase agreement and limited liability company agreement were unanimously approved by the independent directors of the Company.

As of October 3, 2015, the Company had not shipped any NIAGEN® to Healthspan and no accounting was done for the nine-month period ended on October 3, 2015.

Note 11. Subsequent Events

Subsequent to the nine-month period ended October 3, 2015, the Company entered into Securities Purchase Agreements with certain existing stockholders to raise $2,000,000 in a registered direct offering.  Pursuant to the SPAs, the Company sold a total of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock with an exercise price of $1.50 and a term of 3 years.  The offering was made pursuant to a prospectus supplement dated November 4, 2015 and an accompanying prospectus dated May 8, 2015 pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on May 8, 2015 and became effective on June 5, 2015 (File No. 333-203204). The prospectus supplement registered the shares of common stock issued in the offering and the common stock underlying the warrants.

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

As of October 3, 2015, the Company had approximately $4,709,000 cash and cash equivalents on hand as of October 3, 2015.  Subsequent to the nine-month period ended October 3, 2015, the Company entered into Securities Purchase Agreements with certain existing stockholders, under which the Company raised $2,000,000 in a registered direct offering through the sale to such stockholders of an aggregate of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock with an exercise price of $1.50 and a term of 3 years.

With the capital raise described above, we anticipate that our current cash and cash equivalents on hand, and cash generated from operations will be sufficient to meet our projected operating plans through at least December 31, 2016.  We may, however, seek additional capital prior to December 31, 2016, both to meet our projected operating plans after December 31, 2016 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales and net loss for the three- and nine-month periods ending on October 3, 2015 and September 27, 2014 were as follows:

	Three months ending		Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014

Net sales	$6,287,000	$4,140,000	$17,650,000	$11,070,000
Net loss	(4,000)	(660,000)	(1,344,000)	(4,161,000)

Basic and Diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Change	Oct. 3, 2015	Sept. 27, 2014	Change
Net sales:
Ingredients	$4,147,000	$2,031,000	104%	$10,239,000	$4,889,000	109%
Core standards and contract services	1,875,000	1,815,000	3%	6,547,000	5,408,000	21%
Scientific and regulatory consulting	265,000	294,000	-10%	864,000	773,000	12%

Total net sales	$6,287,000	$4,140,000	52%	$17,650,000	$11,070,000	59%

•	The increases in sales for the ingredients segment are due to increased sales throughout most of the ingredients we sell, including “NIAGEN®,” “PURENERGY®,” and “PTEROPURE®.”

•	The increases in sales for the core standards and contract services segment are primarily due to increased sales of analytical testing and contract services.

•
The sales for the scientific and regulatory consulting segment decreased 10% for the three-month period ended October 3, 2015, but increased 12% for the nine-month period ended October 3, 2015, in each case compared to the comparable periods in 2014.  Fewer consulting projects for customers were completed during the three-month period ended October 3, 2015 as we focused more on completing internal projects.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
	Oct. 3, 2015		Sept. 27, 2014		Oct. 3, 2015		Sept. 27, 2014
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$2,157,000	52%	$1,201,000	59%	$5,630,000	55%	$2,962,000	61%
Core standards and contract services	1,533,000	82%	1,239,000	68%	4,743,000	72%	3,729,000	69%
Scientific and regulatory consulting	115,000	43%	177,000	60%	397,000	46%	472,000	61%

Total cost of sales	$3,805,000	61%	$2,617,000	63%	$10,770,000	61%	$7,163,000	65%

The cost of sales, as a percentage of net sales, decreased 2% and 4% for the three- and nine-month periods ended October 3, 2015, respectively, compared to the comparable periods in 2014.

•
The decreases in cost of sales, as a percentage of net sales, for the ingredients segment are largely due to the increased purchase volume, which enabled us to obtain lower prices from our suppliers as a result.

•
The cost of sales as a percentage of net sales for the core standards and contract services segment increased to 82% from 68% for the three-month period ended October 3, 2015 and increased to 72% from 69% for the nine-month period ended October 3, 2015.  The increase in cost as a percentage of net sales is mainly due to increased costs in fine chemical reference standards as additional reserves were placed for the portion of the inventory that are considered slow-moving and obsolete.  In addition, there was a one-time severance payment related to the termination of a certain employee during the three-month period ended October 3, 2015, which resulted in additional cost.

•
The percentage decreases in cost of sales for the scientific and regulatory consulting segment are largely due to higher utilizations of in-house consulting labor.  Less work was subcontracted out to 3rd party consultants.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Change	Oct. 3, 2015	Sept. 27, 2014	Change
Gross profit:
Ingredients	$1,990,000	$830,000	140%	$4,609,000	$1,927,000	139%
Core standards and contract services	342,000	576,000	-41%	1,804,000	1,679,000	7%
Scientific and regulatory consulting	150,000	117,000	28%	467,000	301,000	55%

Total gross profit	$2,482,000	$1,523,000	63%	$6,880,000	$3,907,000	76%

•
The increased gross profits for the ingredients segment are due to the increased sales throughout the ingredient portfolio we offer, as well as obtaining lower prices from our suppliers as a result of increased purchase volumes.

•
The decreased gross profit for the core standards and contract services segment for the three-month period ended October 3, 2015 is largely due to increased costs in fine chemical reference standards as additional reserves were placed for the portion of the inventory that are considered slow-moving and obsolete.  In addition, the labor utilization was relatively low as the sales for analytical testing and contract services did not increase in proportion to the increase in fixed labor costs.  Lastly, there was a one-time severance payment related to the termination of a certain employee which resulted in additional cost.  The gross profit, however, increased for the nine-month period ended October 3, 2015, mainly due to increase in sales.

•	The increased gross profits for the scientific and regulatory consulting segment are largely due to higher utilizations of in-house consulting labor.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Change	Oct. 3, 2015	Sept. 27, 2014	Change
Sales and marketing expenses:
Ingredients	$260,000	$243,000	7%	$833,000	$793,000	5%
Core standards and contract services	288,000	260,000	11%	935,000	695,000	35%
Scientific and regulatory consulting	3,000	16,000	-81%	8,000	67,000	-88%

Total sales and marketing expenses	$551,000	$519,000	6%	$1,776,000	$1,555,000	14%

•
For the ingredients segment, we were able to maintain sales and marketing expenses at a similar level of the comparable periods in 2014 despite the significant increases in sales.  We do anticipate increased expenses going forward as we increase marketing efforts for our proprietary ingredients.

•	For the core standards and contract services segment, the increases are largely due to hiring additional sales and marketing staff and making certain operational changes.

•	For the scientific and regulatory consulting segment, we had very little sales and marketing expenses compared to comparable periods in 2014.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management.

	Three months ending			Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Change	Oct. 3, 2015	Sept. 27, 2014	Change

General and administrative	$1,754,000	$1,652,000	6%	$6,017,000	$6,458,000	-7%

General and Administrative Expenses increased 6% for the three-month period ended October 3, 2015, however, decreased 7% for the nine-month period ended October 3, 2015, compared to the comparable periods in 2014.  One of the factors that contributed to the decreases in general and administrative expense for the nine-month period was a decrease in share-based compensation.  For the nine-month period ended October 3, 2015, our share-based compensation decreased to approximately $1,657,000, compared to approximately $2,468,000 for the comparable period in 2014.

In 2014, we had higher share-based compensation expenses as we awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  The fair values of these restricted stock awards were approximately $1,537,000 in aggregate, which were expensed over a period of six months from January 2, 2014 to July 1, 2014.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the nine-month period ended October 3, 2015 was approximately $2,000, a slight increase compared to approximately $1,000 for the nine-month period ended September 27, 2014.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Nine months ending
	Oct. 3, 2015	Sept. 27, 2014	Change	Oct. 3, 2015	Sept. 27, 2014	Change

Interest expense	$182,000	$12,000	1417%	$434,000	$34,000	1176%

The increases in interest expense were mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down first $2.5 million on September 29, 2014 and second $2.5 million on June 18, 2015.  For more information on this term loan, please refer to Note 6 of Financial Statements appearing in Part I of this report.

Depreciation and Amortization

Depreciation expense for the nine-month period ended October 3, 2015, was approximately $210,000 as compared to $162,000 for the nine-month period ended September 27, 2014.  We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the nine-month period ended October 3, 2015, was approximately $32,000 as compared to $25,000 for the nine-month period ended September 27, 2014.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through October 3, 2015, we have incurred aggregate losses of approximately $41 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

The Company had approximately $4,709,000 cash and cash equivalents on hand as of October 3, 2015.  Subsequent to the nine-month period ended October 3, 2015, the Company entered into Securities Purchase Agreements with certain existing stockholders under which the Company raised $2,000,000 in a registered direct offering through the sale to such stockholders of an aggregate of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock with an exercise price of $1.50 and a term of 3 years.

With the capital raise described above, we anticipate that our current cash and cash equivalents on hand, and cash generated from will be sufficient to meet our projected operating plans through at least December 31, 2016. We may, however, seek additional capital prior to December 31, 2016, both to meet our projected operating plans through and after December 31, 2016 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to December 31, 2016, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended October 3, 2015 was approximately $1,258,000 as compared to approximately $2,335,000 for the nine months ended September 27, 2014.  Along with the net loss, increases in trade receivables and inventories were the largest uses of cash during the nine-month period ended October 3, 2015.  Net cash used in operating activities for the nine months ended September 27, 2014 largely reflects an increase in trade receivables and a decrease in customer deposits along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $350,000 for the nine months ended October 3, 2015, compared to approximately $950,000 provided by for the nine months ended September 27, 2014.  Net cash used in investing activities for the nine months ended October 3, 2015 mainly consisted of purchases of leasehold improvements and equipment and intangible assets.  Net cash provided by investing activities for the nine months ended September 27, 2014 mainly consisted of proceeds received from the assignment of the Senior Note issued by NeutriSci to an unrelated third party.  NeutriSci originally issued the Senior Note to the Company as a part of the consideration for the purchase of the BluScience product line.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $2,352,000 for the nine months ended October 3, 2015, compared to approximately $327,000 for the nine months ended September 27, 2014.  Net cash provided by financing activities for the nine months ended October 3, 2015 mainly consisted of proceeds from the 2nd draw of the term loan we entered into with Hercules Technology II, L.P.  Net cash provided by financing activities for the nine months ended September 27, 2014 mainly consisted of proceeds from exercise of stock options, offset by principal payments on capital leases.

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

Off-Balance Sheet Arrangements

During the nine months ended October 3, 2015, we had no significant off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending January 3, 2015 and filed with the Commission on March 19, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company had an outstanding loan payable of $5.0 million at October 3, 2015.  Interest is payable monthly at the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal (the “Prime Rate”) minus 3.25%, or (ii) 9.35%.  If the Prime Rate rises, the Company will incur more interest expenses.  The loan is repayable in installments through April 1, 2018, following an initial interest-only period until March 31, 2016, provided however that if the Company’s consolidated revenue is equal to or greater than $11.5 million for the six months ending December 31, 2015, then the interest-only period shall be extended to June 30, 2016.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended October 3, 2015 and September 27, 2014 had a significant impact on our results of operations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of October 3, 2015.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Exclusive Supply Agreement, effective as of August 27, 2015 between Healthspan Research, LLC. and ChromaDex, Inc. (1)
10.2	Limited Liability Company Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (1)
10.3	Interest Purchase Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (1)
10.4	Take or Pay Purchase Agreement for nicotinamide riboside chloride, effective as of September 21, 2015, between W.R. Grace & Co. Conn. And ChromaDex, Inc. (1)
10.5	Supply Agreement, effective as of August 28, 2015 and First Addendum to Supply Agreement, effective as of September 30, 2015 between Nectar7 LLC and ChromaDex, Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

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

Date: November 12, 2015	ChromaDex Corporation (Registrant) /s/ THOMAS C. VARVARO Thomas C. Varvaro Duly Authorized Officer and Chief Financial Officer