Form 10-K
period 2016-01-02
ChromaDex Corp.
filed 2016-03-17
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2016

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

Large accelerated filer   ☐      Accelerated Filer   ☒      Non-accelerated filer   ☐ (Do not check if smaller reporting company)
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 2, 2015, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $100,113,000.

Number of shares of common stock of the registrant outstanding as of March 16, 2016: 109,527,000

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

Item 1.               Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. (“Spherix”).  ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to the Company’s proprietary ingredient technologies segment, the Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services and a regulatory consulting segment (known as Spherix Consulting).  As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies.  The Company then utilizes the Company’s business segments to develop commercially viable proprietary ingredients.  The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

Through ChromaDex Analytics, a part of our core standards and contract services business segment, we perform chemistry-based analytical services at our laboratory in Boulder, Colorado, supporting quality control or quality assurance activities for the dietary supplement industry.  Through Spherix, our regulatory consulting segment, we provide scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.  For the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, our revenues were approximately $22,014,000 $15,313,000  $10,161,000 respectively.  The following table summarizes the Company’s total sales for each of the business segments in the last 3 years.

Fiscal Years	Ingredients Segment	Core Standards and Contract Services Segment	Regulatory Consulting Segment (Spherix Consulting)	Total
2015	$12.5 million	$8.4 million	$1.1 million	$22.0 million
2014	$6.8 million	$7.5 million	$1.0 million	$15.3 million
2013	$2.4 million	$6.5 million	$1.1 million	$10.2 million

We are a leading provider of research and quality-control products and services to the natural products industry. Through our core standards and contract services segment, customers worldwide in the dietary supplement, food and beverage, cosmetic and pharmaceutical industries use our products, which are small quantities of highly-characterized, research-grade, plant-based materials, to ensure the quality of their raw materials and finished products.  Customers also use our analytical chemistry services to support their quality assurance activities, primarily to ensure the identity, potency and safety of their consumer products. We have conducted this core standards and contract services business since 1999.

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

Our core standards and contract service business segment provides us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates through our relationships with various universities and research institutions. By selecting the most promising ingredients leveraged from this market-based screening model, which is grounded by primary research performed through leading universities and institutions, followed by selective investments in further research and development, new proprietary ingredients can be identified and brought to various markets with a much lower investment cost and an increased chance of success.

Through our ingredients business segment, we develop and commercialize these new ingredients.  One of our proprietary ingredients that we commercialized under this business model is nicotinamide riboside (“NR”), for which our brand name is NIAGEN®.  NR is found naturally in trace amounts in milk and other foods and is B3 vitamin.  The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to  the co-enzyme nicotinamide adenine dinucleotide (NAD+) in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in NAD+  in health human volunteers.  In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.”  NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists.  For years 2015, 2014, and 2013, NIAGEN® accounted for approximately 68%, 54%, and 14% of our ingredient segment’s total sales, respectively.

Another one of these proprietary ingredients is pterostilbene, for which is marketed and sold under our brand name, pTeroPure®.  Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on pterostilbene and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market. We believe that we also have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners.  We anticipate conducting additional clinical trials on NR, pterostilbene and other compounds in our pipeline to provide differentiation as we market these proprietary ingredients and support various health-related claims or obtain additional regulatory clearances.

Through our regulatory consulting segment (“Spherix”), we provide our clients in the food, supplement and pharmaceutical industries with effective scientific solutions to manage their potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  Spherix has complemented and expanded our leadership in core standards and contract services business by providing a more comprehensive suite of science-based and regulatory services.  Through Spherix, we have more efficiently advanced products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

Company Background

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000.  On April 23, 2003, ChromaDex Inc. acquired the research and development group of a competing natural product company called Napro Biotherapeutics located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named ChromaDex Analytics, Inc., a Nevada corporation.  On December 3, 2012, ChromaDex Inc. acquired Spherix Consulting Inc., a scientific and regulatory consulting company located in the greater Washington D.C. area and Spherix became a wholly-owned subsidiary of ChromaDex, Inc.  In 2011, the Company launched its BluScience retail consumer line based on its proprietary ingredients. However, on March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. (“NeutriSci”) and consummated the sale of the BluScience consumer product line to NeutriSci.

Our Strategy

Our business strategy is to identify, acquire, reduce-to-practice, and commercialize innovative new proprietary ingredients and technologies, with an initial industry focus on the dietary supplement, food, beverage, skin care and pharmaceutical markets. We plan to utilize our experienced management team to commercialize these proprietary ingredient technologies by advancing them through any required regulatory approval processes, selectively conducting clinical trials, arranging for reliable and cost-effective manufacturing, and ultimately either directly selling the products or licensing the intellectual property to third parties.  We plan to conduct clinical trials to (a) reinforce the health benefits that may be associated with our proprietary ingredients in support of sales made into the dietary supplement and food, cosmetics and beverage markets, (b) potentially improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and (c) potentially lead us toward pharmaceutical applications for our proprietary ingredients.

●
Commercialization of intellectual property: We believe that many of our proprietary ingredients currently in development have the potential to spin off technologies that may themselves be independently capable of commercialization and becoming significant new revenue sources. We believe that new intellectual property can also be developed from our expansion into new markets.

●
Expansion and growth of the core business: Through our core standards and contract services segment, we intend to continue to expand our phytochemical standards and related contract services offerings. Currently, we have approximately 5,000 defined phytochemical reference standards.

●
Expansion into new markets: For both our ingredients segment and core standards and contract services segment, we are developing business in new domestic and international markets. These markets include both the domestic and international botanical drug market and the market for novel therapeutic botanicals from Asia, South America and Africa. We have also added what we believe to be new and innovative product offerings, including the screening of compound libraries and the offering of value-added raw materials.

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

Current products and services provided are:

●
Proprietary ingredient technologies (ingredients segment). We offer bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products.  This is an area where we are increasing our focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors.

●
Supply of reference standards, materials & kits (core standards and contract services segment). We supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceutical industries.

●
Supply of fine chemicals and phytochemicals (core standards and contract services segment). As demand for new natural products and phytochemicals increases, we can scale up and supply our core products in the gram to kilogram scale for companies that require these products for research and new product development.

●
Contract services (core standards and contract services segment). We provide a wide range of contract services ranging from routine contract analysis for the production of dietary supplements, cosmetics, foods and other natural products to elaborate contract research for clients in these industries.

●
Consulting services (regulatory consulting segment). We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support.  We provide and offer product regulatory approval and scientific advisory services.

●
Process development (core standards and contract services segment). Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We assist customers in creating processes for cost-effective manufacturing of natural products, using “green chemistry.”

Products and services in development:

●
Nicotinamide riboside (ingredients segment). We are working to develop and conduct additional clinical trials to reinforce the health benefits associated with NR, a recently discovered vitamin found naturally in milk. NR is the most efficient B3 vitamin to enhance NAD+ energetics.  NR has shown promise for improving cardiovascular health, glucose levels and cognitive function and has demonstrated evidence of anti-aging effects.

●
Pterostilbene and caffeine co-crystal (ingredients segment).  We are working to develop and conduct additional clinical trials to reinforce the benefits of the co-crystal ingredient comprised of caffeine and pterostilbene.  The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine.  With this ingredient, formulators of energy products may have the ability to reduce the total amount of caffeine in their products by as much as 50% without sacrificing consumers’ expectations from such products.

●
Anthocyanin (ingredients segment). We plan to develop an extraction process to concentrate the anthocyanins in Suntava® Purple Corn which will be used to produce a highly concentrated anthocyanin ingredient.  We will utilize the expertise of a toll manufacturer to produce the commercial ingredient.  We believe there is a ready market for cost-effective concentrated anthocyanins having application in dietary supplements, sports nutrition, food & beverage and skin care.

●
Quality verification seal program (core standards and contract services segment). We intend to further develop and expand our offering of “ChromaDex® Quality Verified Seal” program which currently includes (i) supply chain facility audits and inspections to verify compliance with Good Manufacturing Practices as specified by the FDA; (ii) a comprehensive identity testing program for raw materials and finished products; (iii) finished product testing for potential contaminants such as microbials, heavy metals and residual solvents; and (iv) provisions for ongoing monitoring to be performed as part of a quality protocol design and managed by ChromaDex.

●
Phytochemical libraries (core standards and contract services segment). We intend to continue investing in the development of natural product based libraries by continuing to create these libraries internally as well as through product licensing.

●
Plant extracts libraries (core standards and contract services segment). We intend to continue our efforts to create an extensive library of plant extracts using our already extensive list of botanical reference materials.

●
Databases for cross-referencing phytochemicals (core standards and contract services segment). We are working on building a database for cross referencing phytochemicals against an extensive list of plants, including links to references to ethnopharmacological, ethnobotanical, and biological activity, as well as clinical evidence.

●
Intellectual property (ingredients segment). We plan to utilize our expertise in natural products to license and develop new intellectual property that can be licensed to clients in our target industries.

●
Process scale manufacturing (ingredients segment/core standards and contact services segment). We intend to invest in a pilot plant facility that has the capability of manufacturing at a process scale for products that we are planning to take to market as well as explore cost saving processes for existing products.

Sales and Marketing Strategy

Our sales platform for the ingredients segment and core standards and contract services segment is based on a direct, inside technical sales model. We hire technical sales staff with appropriate scientific background in chemistry, biology, biochemistry or other related scientific fields. Our sales staff currently operates out of our Irvine, California office and performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. It also has customer service responsibilities. We plan to add outside field sales representatives in the future as needed. All sales staff is compensated based on a uniform basic pay model based on salary and performance-based bonus.

The regulatory consulting segment, operating out of Rockville, Maryland, generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals.  Our sales staff for the ingredients, reference standards and analytical service business in Irvine, California also generate leads for Spherix.

USA and Canada:

For our ingredients segment and core standards and contract services segment, we employ a range of the following marketing activities to promote and sell our products and services:

•	Catalogs, research publications, brochures and flyers

•	Tradeshows and conferences

•	Newsletters (via e-mail)

•	Internet

•	Website

•	Advertising in trade publications

•	Press releases

We intend to continue to use a direct marketing approach to promote our products and services to all markets that we target for direct sales.

International:

For our ingredients segment, most of our customers are based currently in U.S.  We are looking to expand into international markets through our international business partners.

For our core standards contract services segment, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.  Currently, we have exclusive distribution agreements in place with the following distributors for the following countries or regions:

•	Europe (LGC Limited)

•	South America (JMC, Inc.)

•	China (MeiTech International LLC)

•	Korea (Dongmyung Scientific Co.)

•	India (LGC Promochem India Pvt. Ltd.)

We also use non-exclusive distributors for each of the following countries or groups of countries:

•	Japan

•	Australia and New Zealand

•	Indonesia, Malaysia, Singapore and Thailand

•	Mexico

We may decide in the future to make non-exclusive distributors who show significant productivity in their designated market exclusive distributors in such markets.

For our regulatory consulting segment, we engage on consulting projects for customers all over the world, including Europe, South America, and Asia.  Consulting revenues are generated from an existing well-established list of Fortune 1000 customers and referrals.

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

Business Model

We have taken advantage of both supply chain needs and regulatory requirements such as the GMPs for dietary supplements to build our core standards and contract services segment.   We believe that we create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

•	Combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

•	Helping companies to comply with government regulations; and

•	Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

In addition, through regulatory consulting segment, we provide product regulatory approval and scientific advisory services to our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.  Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing.  We specialize in regulatory submissions for food and dietary supplement ingredients.  For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing.  By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

We will continue to expand this aspect of our business and, more importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with our core standards and contract services segment.

Our core standards and contract services segment provides us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates through our relationships with various universities and research institutions. By selecting the most promising ingredients leveraged from this market-based screening model, which is grounded by primary research performed through leading universities and institutions, followed by selective investments in further research and development, new proprietary ingredient technologies can be identified and brought to various markets with a much lower investment cost and an increased chance of success.

One of our proprietary ingredients that we commercialized under this business model through our ingredients segment is nicotinamide riboside (“NR”), for which our brand name is NIAGEN®.  NR is found naturally in trace amounts in milk and other foods and is the most efficient B3 vitamin.  The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration.  Published research has shown that NR is a potent precursor to the co-enzyme nicotinamide adenine dinucleotide (NAD+) in the mitochondria of animals.  NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism.  The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University.  We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases NAD+ in health human volunteers.  In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.”  NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists.

Another one of these proprietary ingredients is pterostilbene, for which is marketed and sold under our brand name, pTeroPure®.  Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on pterostilbene and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market. We believe that we also have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners.  We anticipate conducting additional clinical trials on NR, pterostilbene and other compounds in our pipeline to provide differentiation as we market these proprietary ingredients and support various health-related claims or obtain additional regulatory clearances.

We continue to identify and in-license novel, proprietary ingredients with significant potential health benefits.  Among these next generation compounds are pterostilbene and caffeine co-crystal, which allows formulators of energy products to reduce the amount of caffeine in their products, and anthocyanins, which are compounds responsible for the dark pigment found in certain berries and flowers.  Like NIAGEN® and pTeroPure®, these compounds also have potential in multiple markets.

Government Regulation

Some of our operations for ingredients segment and core standards and contract services segment are subject to regulation by various United States federal agencies and similar state and international agencies, including the FDA, the Federal Trade Commission (“FTC”), the Department of Commerce, the Department of Transportation, the Department of Agriculture and other state and international agencies. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may have the effect of materially increasing the cost of doing business or limiting or expanding our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in changes to our operations being necessary and in increased compliance costs.

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

ingredient testing

•	product testing;

•	ingredient testing;

•	documentation process, batch records, specifications;

•	product labeling;

•	product manufacturing and storage;

•	New Dietary Ingredient (NDI) status;

•	health claims, advertising and promotion; and

•	product sales and distribution.

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

International

Our international sales for the ingredients segment are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export by us of certain of our products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. We may be unable to obtain on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.

Regulation in Europe is exercised primarily through the European Union, which regulates the combined market of each of its member states. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to dietary ingredients.

Major Customers

For our ingredients segment, there were two customers who accounted for more than 10% the Company’s total sales in the last three years.  In 2015, Customer B in our ingredients segment accounted for 11.0% of the Company’s total sales.  Customer B accounted for less than 10% of the Company’s total sales for the years 2014 and 2013.  During the year 2014, Customer A in our ingredients segment accounted for 10.2% of the Company’s total sales.  Customer A accounted for less than 10% of the Company’s total sales for the years 2015 and 2013.

Generally, we do not depend upon a single customer, or a few customers and the loss of any one or more would not have a material adverse effect on the ingredients segment or the Company.  However, due to the volume of ingredients we are selling in relation to the overall Company’s sales, we do expect that few of our customers at times may account for more than 10% of the Company’s sales.

For the core standards and contract services segment and the regulatory consulting segment, we did not have any customers who accounted for more than 10% of the Company’s total sales in the last three years.

Competitive Business Conditions

For our ingredients segment, we face little direct competition as the new ingredients we offer, such as NIAGEN® and pTeroPure® are backed by intellectual properties exclusively licensed to us.  We, however, face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics compared to the ingredients we offer.  Below is a list of some of the competitors for our ingredients segment.

Ingredients Business Segment Competitors

•	Royal DSM (the Netherlands)

•	Glanbia plc (Ireland)

•	BASF (Germany)

•	Sabinsa Corporation (India/USA)

For the core standards and contract services segment, we face competition within the standardization and quality testing niche of the natural products market, though we know of no other companies that offer both reference standards and testing to their customers. Below is a current list of certain competitors. These competitors have already developed reference standards or contract services or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some currently sell fine chemicals, which, by default, are sometimes used as reference standards, and others are closely aligned with our market niche so as to reduce any barriers to entry if these companies wish to compete. Some of these competitors currently offer similar services and have the scale and resources to compete with us for larger customer accounts. Because some of our competitors are larger in total size and capitalization, they likely have greater access to capital markets, and are in a better position than we are to compete nationally and internationally.

Core Standards and Contract Services Segment Competitors

•	Sigma-Aldrich (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia (USA)

•	Extrasynthese (France)

•	Covance (USA)

•	Eurofins (ERF) (France)

•	Silliker Canada Co. (Canada)

For the regulatory consulting segment, there are numerous competitors, including some that are much larger companies with more resources.  The success in winning and retaining clients is heavily dependent on the efforts and reputation of our consultants.  We believe the barriers to entry in particular areas of our consulting expertise are low.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

For our ingredients segment, we currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. Our business strategies is to use the intellectual property harnessed from our core standards and contract services segment as the basis for providing new proprietary ingredients to our customers. Our strategy is to develop these proprietary ingredients on our own as well as to license our intellectual property to companies who will commercialize it. We anticipate that the net result will be a long term flow of intellectual property milestone and royalty payments for us.

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

Manufacturing

For our ingredients segment and our core standards and contract services segment, we currently utilize third-party manufacturers to produce and supply the ingredients.  Following the receipt of products or product components from third-party manufacturers, we currently inspect products, as needed. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

For certain reference standards, ChromaDex Analytics operates laboratory operations and a manufacturing facility for our core standards and contract services segment. We currently maintain our own manufacturing equipment and have the ability to manufacture certain products in limited quantities, ranging from milligrams to kilograms.  We intend to contract for the manufacturing of products that we develop and enter into strategic relationships or license agreements for sales and marketing of products that we develop when the quantities we require exceed our capacity at our Boulder, Colorado facility.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

For our ingredients segment, we have completed the first human clinical trial on our proprietary ingredient nicotinamide riboside (“NR”) and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme nicotinamide adenine dinucleotide (NAD+) in healthy human volunteers.  In addition, NR was also found to be safe as no adverse events were observed. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.”  NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists.

We have also successfully conducted a clinical trial, together with the University of Mississippi, on our proprietary ingredient pterostilbene for its blood pressure lowering effects.  We expect to conduct additional clinical trials on this compound and we anticipate entering the dietary supplement and, if clinical results are favorable, possibly the pharmaceutical markets as well.  We also have completed a study on our proprietary ingredient pterostilbene with caffeine co-crystal.  The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine.  We anticipate conducting additional clinical trials on NR and other compounds in our pipeline to provide differentiation as we market these proprietary ingredients and support various health-related claims or obtain additional regulatory clearances.

Research and development costs for our ingredients segment for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $892,000, $514,000 and $134,000, respectively.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense in order to comply with Federal, state and local environmental laws and regulations.

Working Capital

The Company’s working capital at the end of years 2015, 2014 and 2013 was approximately $4.4 million, $2.2 million and $1.6 million, respectively.  The Company measures working capital by adding trade receivables and inventories, and subtracting accounts payable.  The majority of the working capital is consumed by our ingredients segment as the operations require a large amount of inventory to be on hand.  As the ingredients segment grows, more working capital will likely be needed to support the operations.  As of January 2, 2016, the Company had approximately $7.2 million of inventory for our ingredients segment, which represented approximately 38% of the Company’s total assets.

Backlog Orders

For our ingredients segment, we have minimal backlog orders as we carry inventory on hand for most of the ingredients we offer and we ship upon the receipt of customer’s purchase orders.

For the core standards and contract services segment, we normally have a small backlog of orders for reference standards.  These orders amount to approximately $25,000 or less.  Because we carry 5,000 different reference standards, we may not always have the items in stock at the time of customers’ orders.  These backlog orders are normally fulfilled within 2 to 3 months.

Facilities

For information on our facilities, see “Properties” in Item 2 of this Form 10-K.

Employees

As of January 2, 2016, ChromaDex (including ChromaDex Analytics and Spherix Consulting, Inc.) had 82 employees, 80 of whom were full-time and 2 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

On September 29, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender provided us with access to a term loan of up to $5 million. The first advance and second advance, if any, were to be repaid in equal monthly installments of principal and interest (mortgage style) through the loan’s maturity on April 1, 2018, following an initial interest-only period that was to conclude on October 31, 2015.  The remaining $2.5 million of the term loan was to be drawn down in part or in full at our option at any time but no later than July 31, 2015.  The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 9.35%.

On June 17, 2015, we and Hercules Technology II, L.P entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the parties agreed that the interest only period would be extended to March 31, 2016, with monthly installements of principal and interest commencing on April 1, 2016. The maturity date remains unchanged at April 1, 2018 and any remaining principal balance of the loan and all unpaid interest is due on the maturity date.  The Amendment became effective on June 18, 2015 upon the funding of the full amount of the $2.5 million second advance.  For further details on the Loan Agreement, please refer to Note 7. Loan Payable appearing on Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of January 2, 2016 and March 16, 2016, we had $5.0 million of indebtedness under the Loan Agreement.  Such indebtedness could have important consequences to you. For example, it could:

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,771,000, $5,388,000 and $4,420,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. As of January 2, 2016, our accumulated deficit was approximately $42.3 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through at least March 18, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to implement our operating plan through at least March 18, 2017.  Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to March 18, 2017 both to meet our projected operating plans after March 18, 2017 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

An adverse change in the size or growth rate of the vitamin, mineral and dietary supplement market could have a material adverse effect on our business. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

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

As an ingredient supplier, marketer and manufacturer of products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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

As of January 2, 2016, we had outstanding options exercisable for an aggregate of 15,734,755 shares of common stock at a weighted average exercise price of $1.15 per share and outstanding warrants exercisable for an aggregate of 1,269,020 shares of common stock at a weighted average exercise price of $1.34 per share.  The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 2.                                Properties

As of January 2, 2016, we lease approximately 15,000 square feet of office space in Irvine, California with 5 years remaining on the lease, approximately 13,000 square feet of space for laboratory manufacturing in Boulder, Colorado with 4 months remaining on the lease, and approximately 1,700 square feet of office space in Rockville, Maryland with 4 months remaining on the lease.  We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado.  We use the apartments to accommodate our traveling employees to each of our California and Colorado locations.  We do not own any real estate.  For the year ended January 2, 2016, our total annual rental expense was approximately $536,000.

Subsequent to the year ended January 2, 2016, we entered into a lease amendment to extend the term of the lease for our research facility located in Boulder, Colorado through April 2023.

Subsequent to the year ended January 2, 2016, we entered into a lease amendment to lease an office space of approximately 2,300 square feet located in Rockville, Maryland through April 2021.

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

Fiscal Year Ending January 2, 2016
Quarter Ended	High	Low
January 2, 2016	$1.52	$1.12
October 3, 2015	$1.42	$1.02
July 4, 2015	$1.48	$1.13
April 4, 2015	$1.54	$0.85

Fiscal Year Ending January 3, 2015
Quarter Ended	High	CLow
January 3, 2015	$1.25	$0.84
September 27, 2014	$1.46	$1.02
June 28, 2014	$1.90	$1.21
March 29, 2014	$2.08	$1.41

On March 10, 2016, the closing bid quotation was $1.49.

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

Performance Graph

The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the S&P SmallCap 600 Health Care Index. The chart shows the value as of January 2, 2016, of $100 invested on January 1, 2011.  The stock price performance below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ChromaDex Corporation, the NASDAQ Composite Index, and S&P SmallCap 600 Health Care

$250
$200
$150
$100
$50
$0
1/1/11
12/31/11
12/29/12
12/28/13
1/3/15
1/2/16
ChromaDex Corporation
NASDAQ Composite
S&P SmallCap 600 Health Care

*$100 invested on 1/1/11 in stock or 12/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	1/1/11	12/31/11	12/29/12	12/28/13	1/3/15	1/2/16

ChromaDex Corporation	100.00	40.44	40.85	117.65	66.18	89.71
NASDAQ Composite	100.00	100.62	116.97	166.27	188.90	200.15
S&P SmallCap 600 Health Care	100.00	90.92	104.60	149.33	158.97	180.15

Holders of Our Common Stock

As of March 10, 2016, we had approximately 64 registered holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends.  Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.

Item 6.                                Selected Financial Data

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data
Sales, net	$22,014,140	$15,313,179	$10,160,964	$11,610,494	$8,112,610
Cost of sales	13,533,132	9,987,514	7,027,828	9,335,057	5,640,791

Gross profit	8,481,008	5,325,665	3,133,136	2,275,437	2,471,819

Operating expenses:
Sales and marketing	2,326,788	2,136,584	2,357,605	5,520,141	2,539,252
Research and development	891,601	513,671	134,040	141,573	96,788
General and administrative	7,416,451	7,860,930	4,982,976	8,250,157	7,700,018
Loss from investment in affiliate	-	45,829	44,961	-	-
Operating expenses	10,634,840	10,557,014	7,519,582	13,911,871	10,336,058

Operating loss	(2,153,832)	(5,231,349)	(4,386,446)	(11,636,434)	(7,864,239)

Nonoperating income (expenses):
Interest income	3,325	2,013	1,251	3,014	1,397
Interest expense	(616,033)	(158,849)	(34,330)	(29,006)	(32,142)
Nonoperating expenses	(612,708)	(156,836)	(33,079)	(25,992)	(30,745)

Loss before income taxes	(2,766,540)	(5,388,185)	(4,419,525)	(11,662,426)	(7,894,984)
Provision for income taxes	(4,527)	-	-	-	-

Net loss	$(2,771,067)	$(5,388,185)	$(4,419,525)	$(11,662,426)	$(7,894,984)

Basic and Diluted loss per common share	$(0.03)	$(0.05)	$(0.04)	$(0.13)	$(0.12)

Basic and Diluted weighted average
common shares outstanding	107,632,022	106,459,379	99,987,443	90,268,802	68,306,812

	At The End of Year
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data

Cash	$5,549,672	$3,964,750	$2,261,336	$520,000	$420,152

Working capital (1)	4,400,432	2,189,442	1,602,008	3,717,610	1,379,025

Total assets	18,749,209	11,516,847	8,986,892	9,034,521	6,269,905

Long term debt	3,345,335	1,977,113	-	-	-

Total stockholders' equity	$5,274,674	$3,998,391	$5,665,451	$3,993,329	$2,561,286

(1) Trade receivables plus inventories less accounts payable.

	Years Ended
	2015	2014	2013	2012	2011
Consolidated Cash Flow Data

Net cash used in operating activities	$(2,111,138)	$(2,580,406)	$(3,906,011)	$(10,119,713)	$(4,098,829)

Net cash provided by (used in) investing activities	(647,731)	1,590,275	998,651	(76,565)	(176,663)

Net cash provided by financing activities	$4,343,791	$2,693,545	$4,648,696	$10,296,126	$2,469,185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operation, together with the financial statements and the related notes appearing in Item 8 of this report.

Overview

We are a natural products company that leverage our complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to our ingredient technologies unit, we also have business units focused on natural product fine chemicals (known as “phytochemicals”), chemistry and analytical testing services, and product regulatory and safety consulting (known as Spherix Consulting).  As a result of our relationships with leading universities and research institutions, we are able to discover and license early stage, intellectual property-backed ingredient technologies.  We then utilize our in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients.  Our ingredient portfolio is backed by clinical and scientific research, as well as extensive intellectual property protection.

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

We anticipate that our current cash and cash generated from operations will be sufficient to meet our projected operating plans through at least March 18, 2017.  We may, however, seek additional capital prior to March 18, 2017, both to meet our projected operating plans after March 18, 2017 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales for the twelve-month periods ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $22,014,000, $15,313,000 and $10,161,000, respectively. We incurred a net loss of approximately $2,771,000, $5,388,000 and $4,420,000 for the twelve-month periods ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. This equated to $0.03, $0.05 and $0.04 losses per basic and diluted share for the twelve-month periods ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

	Twelve months ending
	Jan. 2, 2016	Jan. 3, 2015	Dec. 28, 2013
Sales	$22,014,140	$15,313,179	$10,160,964
Cost of sales	13,533,132	9,987,514	7,027,828
Gross profit	8,481,008	5,325,665	3,133,136
Operating expenses -Sales and marketing	2,326,788	2,136,584	2,357,605
-Research and development	891,601	513,671	134,040
-General and administrative	7,416,451	7,860,930	4,982,976
-Loss from investment in affiliate	-	45,829	44,961
Nonoperating -Interest income	3,325	2,013	1,251
-Interest expenses	(616,033)	(158,849)	(34,330)
Provision for income taxes	(4,527)	-	-
Net loss	$(2,771,000)	$(5,388,185)	$(4,419,525)

Year Ended January 2, 2016 Compared to Year Ended January 3, 2015

Net Sales.  Net sales consist of gross sales less discounts and returns.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change
Net sales:
Ingredients	$12,542,000	$6,857,000	83%
Core standards and contract services	8,419,000	7,487,000	12%
Scientific and regulatory consulting	1,053,000	969,000	9%

Total net sales	$22,014,000	$15,313,000	44%

•	The increase in sales for the ingredients segment is due to increased sales throughout most of the ingredients we sell, with “NIAGEN®” contributing a majority of the increase.

•	The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

•	The increase in sales for the scientific and regulatory consulting segment is due to the timing of completion of consulting projects for customers.

Cost of Sales.  Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
	January 2, 2016		January 3, 2015
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$6,664,000	53%	$4,257,000	62%
Core standards and contract services	6,347,000	75%	5,141,000	69%
Scientific and regulatory consulting	522,000	50%	589,000	61%

Total cost of sales	$13,533,000	61%	$9,987,000	65%

The cost of sales, as a percentage of net sales, decreased 4%.

•	The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

•
The increase in cost as a percentage of net sales for the core standards and contract services segment is mainly due to increased costs in fine chemical reference standards as we reduced the carrying values for the portion of the inventory that are considered slow-moving and obsolete.

•	The percentage decrease in cost of sales for the scientific and regulatory consulting segment is largely due to higher utilizations of in-house consulting labor versus 3rd party consultants.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change
Gross profit:
Ingredients	$5,878,000	$2,600,000	126%
Core standards and contract services	2,072,000	2,346,000	-12%
Scientific and regulatory consulting	531,000	380,000	40%

Total gross profit	$8,481,000	$5,326,000	59%

•
The increased gross profit for the ingredients segment is due to the increased sales of the ingredient portfolio we offer, as well as lower prices from our suppliers as a result of increased purchase volumes.

•
The decreased gross profit for the core standards and contract services segment is largely due to increased costs in fine chemical reference standards as we reduced the carrying values for the portion of the inventory that are considered slow-moving and obsolete.

•	The increased gross profits for the scientific and regulatory consulting segment are largely due to higher utilizations of in-house consulting labor.

Operating Expenses – Sales and Marketing.  Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change
Sales and marketing expenses:
Ingredients	$1,112,000	$1,081,000	3%
Core standards and contract services	1,202,000	976,000	23%
Scientific and regulatory consulting	13,000	80,000	-84%

Total sales and marketing expenses	$2,327,000	$2,137,000	9%

•
For the ingredients segment, we were able to maintain sales and marketing expenses at a similar level to 2014 despite the significant increase in sales.  We do anticipate some increased expenses going forward as we increase marketing efforts for our proprietary ingredients.

•
For the core standards and contract services segment, the increases are largely due to hiring additional sales and marketing staff and making certain operational changes. Wages and travel expenses for sales and marketing staff increased by approximately $164,000 in 2015, compared to 2014.

•	For the scientific and regulatory consulting segment, we had significantly reduced sales and marketing expenses compared to 2014 and plan on continuing to do so in the future.

Operating Expenses – Research and Development.  Research and Development Expenses mainly consist of clinical trials and process development expenses for our line of proprietary ingredients.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change
Research and development expenses:
Ingredients	$892,000	$514,000	74%

•	All our research and development efforts are for the ingredients segment. In 2015, we increased our research and development efforts with a focus on our “NIAGEN®” brand.

Operating Expenses – General and Administrative.  General and Administrative Expenses consist of general company administration, IT, accounting and executive management.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change

General and administrative	$7,416,000	$7,861,000	-6%

•
One of the factors that contributed to the decrease in general and administrative expenses was a decrease in share-based compensation.  In 2015, our share-based compensation decreased to approximately $1,978,000, compared to approximately $2,917,000 in 2014.

In 2014, we had higher share-based compensation expenses as we awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the board of directors.  The fair values of these restricted stock awards were approximately $1,537,000 in aggregate, which were expensed over a period of six months from January 2, 2014 to July 1, 2014.

Nonoperating – Interest Income.  Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended January 2, 2016, was approximately $3,000, a slight increase compared to approximately $2,000 for the twelve-month period ended January 3, 2015.

Nonoperating – Interest Expense.  Interest expense consists of interest on loan payable and capital leases.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change

Interest expense	$616,000	$159,000	287%

•
The increase in interest expense was mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down first $2.5 million on September 29, 2014 and second $2.5 million on June 18, 2015.  For more information on this term loan, please refer to Note 7 of Financial Statements appearing in Part II, Item 8 of this report.

Depreciation and Amortization.  For the twelve-month period ended January 2, 2016, we recorded approximately $286,000 in depreciation compared to approximately $223,000 for the twelve-month period ended January 3, 2015. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method over 10 years. In the twelve-month period ended January 2, 2016, we recorded amortization on intangible assets of approximately $45,000 compared to approximately $36,000 for the twelve-month period ended January 3, 2015.

Income Taxes.  At January 2, 2016 and January 3, 2015, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0.2% for 2015 and 0% for 2014.

Net cash used in operating activities.  Net cash used in operating activities for the twelve-month period ended January 2, 2016 was approximately $2,111,000 as compared to approximately $2,580,000 for the twelve-month period ended January 3, 2015.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the twelve-month period ended January 2, 2016.  Net cash used in operating activities for the twelve-month period ended January 3, 2015 largely reflects increase in inventories, trade receivables along with the net loss, as well.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was approximately $648,000 for the twelve-month period ended January 2, 2016, compared to approximately $1,590,000 provided by for the twelve-month period ended January 3, 2015.  Net cash used in investing activities for the twelve-month period ended January 2, 2016 mainly consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash provided by investing activities for the twelve-month period ended January 3, 2015 principally consisted of proceeds received from unrelated third parties from the assignment of the Senior Note and the sale of the Preferred Shares.  NeutriSci originally issued the Senior Note and the Preferred Shares to the Company as a part of the consideration for the purchase of BluScience product line.

Net cash provided by financing activities.  Net cash provided by financing activities was approximately $4,344,000 for the twelve-month period ended January 2, 2016, compared to approximately $2,694,000 for the twelve-month period ended January 3, 2015.  Net cash provided by financing activities for the twelve-month period ended January 2, 2016 mainly consisted of proceeds from the 2nd draw of the term loan we entered into with Hercules Technology II, L.P, as well as proceeds from issuance of our common stock and warrants through a private offering to our existing stockholders.  Net cash provided by financing activities for the twelve-month period ended January 3, 2015 mainly consisted of proceeds from the loan we entered into with Hercules Technology II, L.P.

Trade Receivables.  As of January 2, 2016, we had approximately $2,451,000 in trade receivables as compared to approximately $1,907,000 as of January 3, 2015.  This increase was largely due to the increase in our ingredients segment sales.

Inventories.  As of January 2, 2016, we had approximately $8,174,000 in inventory, compared to approximately $3,734,000 as of January 3, 3015. This increase was mainly due to increase in inventory for the ingredients business segment, as we were able to obtain a favorable purchase price from the supplier by increasing the purchase volume.  As of January 2, 2016, our inventory consisted of approximately $7,174,000 of bulk ingredients and approximately $1,000,000 of phytochemical reference standards.  Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products.  Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company has approximately 5,000 defined standards and holds a lot of these standards as inventory in small quantities, mostly in grams and milligrams.

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

The Company regularly reviews inventories on hand and reduces the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The reduction of the carrying value for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

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

Accounts Payable.  As of January 2, 2016, we had $6,224,000 in accounts payable compared to approximately $3,452,000 as of January 3, 2015.  This increase was primarily due the purchase of inventory for our ingredients business segment and reflects the timing of payments related.

Advances from Customers.  As of January 2, 2016, we had approximately $272,000 in advances from customers compared to approximately $243,000 as of January 3, 2015.  These advances are for large-scale consulting projects, contract services and contract research projects where we require a deposit before beginning work.  This increase was due to obtaining more of such large-scale projects during the 2nd half of the twelve-month period ended January 2, 2016.

Year Ended January 3, 2015 Compared to Year Ended December 28, 2013

Net Sales.  Net sales consist of gross sales less discounts and returns.
	Twelve months ending
	January 3, 2015	December 28, 2013	Change
Net sales:
Ingredients	$6,857,000	$2,430,000	182%
Core standards and contract services	7,487,000	6,644,000	13%
Scientific and regulatory consulting	969,000	1,147,000	-16%
Other	-	(60,000)	-100%

Total net sales	$15,313,000	$10,161,000	51%

•	The increase in sales for the ingredients segment was due to increased sales of most of the ingredients we sell, “NIAGEN®” in particular, which we launched in the third quarter of 2013.

•	The increase in sales for the core standards and contract services segment was due to increased sales of both phytochemical reference standards and contract services.

•	The decrease in sales for the scientific and regulatory consulting segment was due to our having completed fewer consulting projects in 2014, than in 2013.

•
In 2013, we had net sales of approximately ($60,000) related to our BluScience retail consumer line, which is represented as “Other” in the above table.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience product line to NeutriSci.

Cost of Sales.  Costs of sales include raw materials, labor, overhead, and delivery costs.
	Twelve months ending
	January 3, 2015		December 28, 2013
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$4,257,000	62%	$1,501,000	62%
Core standards and contract services	5,141,000	69%	4,894,000	74%
Scientific and regulatory consulting	589,000	61%	632,000	55%
Other	-	-	1,000	-2%

Total cost of sales	$9,987,000	65%	$7,028,000	69%

•	The cost of sales as a percentage of net sales for the ingredients segment was identical at 62% for both 2014 and 2013.

•
The decrease in cost of sales as a percentage of net sales for the core standards and contract services segment was largely due to increased sales in analytical testing and contract services area, which the sales increased about 13% in 2014 compared to 2013.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales.

•	The increase in cost of sales as a percentage of net sales for the scientific and regulatory consulting segment was largely due to completing fewer consulting projects during 2014 than during 2013.

•
In 2013, we had cost of sales of approximately $1,000 related to our BluScience retail consumer line, which is represented as “Other” in the above table. On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience product line to NeutriSci.

Gross Profit.  Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change
Gross profit:
Ingredients	$2,600,000	$929,000	180%
Core standards and contract services	2,346,000	1,750,000	34%
Scientific and regulatory consulting	380,000	515,000	-26%
Other	-	(61,000)	-100%

Total gross profit	$5,326,000	$3,133,000	70%

•	The increased sales throughout our ingredient portfolio, especially for our recently launched “NIAGEN®” was the main factor for the increase in gross profit for the ingredients segment.

•
The increased sales of analytical testing and contract services which resulted in a higher labor utilization rate as well as increased fixed cost coverage, was the primary reason for the increase in gross profit for the core standards and contract services segment.

•	For the scientific and regulator consulting segment, the decrease in sales which resulted in a lower labor utilization rate was the reason for the decrease in gross profit.

•
In 2013, we had gross profit of approximately ($61,000) related to our BluScience retail consumer line, which is represented as “Other” in the above table.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience product line to NeutriSci.

Operating Expenses – Sales and Marketing.  Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change
Sales and marketing expenses:
Ingredients	$1,081,000	$752,000	44%
Core standards and contract services	976,000	1,460,000	-33%
Scientific and regulatory consulting	80,000	15,000	433%
Other	-	131,000	-100%

Total sales and marketing expenses	$2,137,000	$2,358,000	-9%

•	For the ingredients segment, the increase was largely due to increased marketing efforts for our line of proprietary ingredients.

•	For the core standards and contract services segment, the decrease was largely due to reduction of sales and marketing staff and a decrease in marketing and advertising spend.

•	For the scientific and regulatory consulting segment, the increase was largely due to our increased marketing efforts to raise the awareness of our consulting services within the industry.

•
In 2013, we had sales and marketing expenses of approximately $131,000 related to our BluScience retail consumer line, which are represented as “Other” in the above table.  On March 28, 2013, the Company entered into an asset purchase and sale agreement with NeutriSci International Inc. and consummated the sale of BluScience product line to NeutriSci.

Operating Expenses – Research and Development.  Research and Development Expenses mainly consist of clinical trials and process development expenses for our line of proprietary ingredients.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change
Research and development expenses:
Ingredients	$514,000	$134,000	284%

•
All our research and development efforts are for the ingredients segment.  In 2014, we significantly increased our research and development efforts for our line of proprietary ingredients compared to 2013. In 2014, we conducted safety studies related to our “NIAGEN®” as well as a human clinical trial study on “PURENERGY®.”

Operating Expenses – General and Administrative.  General and Administrative Expenses consist of general company administration, IT, accounting and executive management.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change

General and administrative	$7,861,000	$4,983,000	58%

•
One of the factors that contributed to this increase was an increase in share-based compensation expense.  Our share-based compensation expense for the twelve-month period ended January 3, 2015 was approximately $2,917,000 as compared to approximately $1,288,000 for the twelve-month period ended December 28, 2013.  During the twelve-month period ended January 3, 2015, the Company recognized expenses for the 1,090,000 shares of restricted stock granted to the Company’s officers and members of the board of directors, which resulted in the increase in share-based compensation expenses.

•
Another factor that contributed to the increase was an increase in expenses related to the patents we license, including maintenance, consulting, filing and related royalty expenses.  Our patent related expenses increased to approximately $815,000 as compared to $294,000 for the twelve-month period ended December 28, 2013.

•
In addition, during the twelve-month period ended January 3, 2015, there was an increase of approximately $176,000 in wages and related expenses as a result of hiring additional personnel to support our operations.  There was also one-time expense for $125,000 during the twelve-month period ended January 3, 2015, which we have paid as a settlement fee to a certain claimant.

Nonoperating – Interest Income.  Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended January 3, 2015, was approximately $2,000 as compared to $1,000 for the twelve-month period ended December 28, 2013.

Nonoperating – Interest Expense.  Interest expense consists of interest on loan payable and capital leases.

	Twelve months ending
	January 3, 2015	December 28, 2013	Change

Interest expense	$159,000	$34,000	368%

•	The increase was largely related to the Loan Agreement the Company entered into with Hercules Technology II, L.P., which the Company has drawn down $2.5 million on September 29, 2014.

Depreciation and Amortization.  For the twelve-month period ended January 3, 2015, we recorded approximately $223,000 in depreciation compared to approximately $246,000 for the twelve-month period ended December 28, 2013. In the twelve-month period ended January 3, 2015, we recorded amortization on intangible assets of approximately $36,000 compared to approximately $24,000 for the twelve-month period ended December 28, 2013.

Income Taxes.  At January 3, 2015 and December 28, 2013, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of zero for 2014 and 2013.

Net cash used in operating activities.  Net cash used in operating activities for the twelve-month period ended January 3, 2015 was approximately $2,580,000 as compared to approximately $3,906,000 for the twelve-month period ended December 28, 2013.  Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the twelve-month period ended January 3, 2015.  Net cash used in operating activities for the twelve-month period ended December 28, 2013 largely reflects decrease in accounts payable and increase in inventories, along with the net loss.

Net cash provided by investing activities.  Net cash provided by investing activities was approximately $1,590,000 for the twelve-month period ended January 3, 2015, compared to approximately $999,000 for the twelve-month period ended December 28, 2013.  Net cash provided by investing activities for the twelve-month period ended January 3, 2015 mainly consisted of proceeds received from unrelated third parties from the assignment of the Senior Note and the sale of the Preferred Shares.  NeutriSci originally issued the Senior Note and the Preferred Shares to the Company as a part of the consideration for the purchase of BluScience product line.  Net cash provided investing activities for the twelve-month period ended December 28, 2013 mainly consisted of cash consideration received from NeutriSci from the sale of BluScience product line as well as a repayment received from the Senior Note issued by NeutriSci.

Net cash provided by financing activities.  Net cash provided by financing activities was approximately $2,694,000 for the twelve-month period ended January 3, 2015, compared to approximately $4,649,000 for the twelve-month period ended December 28, 2013.  Net cash provided by financing activities for the twelve-month period ended January 3, 2015 mainly consisted of proceeds from the loan we entered into with Hercules Technology II, L.P.  Net cash provided by financing activities for the twelve-month period ended December 28, 2013 mainly consisted of proceeds from issuance of our common stock through a private offering as well as from the exercise of warrants.

Liquidity and Capital Resources

For the twelve-month periods ended January 2, 2016, January 3, 2015 and December 28, 2013, the Company has incurred operating losses of approximately $2,154,000, $5,231,000 and $4,386,000, respectively.  Net cash used in operating activities for the twelve-month periods ended January 2, 2016, January 3, 2015 and December 28, 2013 was approximately $2,111,000, $2,580,000 and $3,906,000, respectively.  The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through at least March 18, 2017, we may seek additional capital prior to March 18, 2017, both to meet our projected operating plans through and after March 18, 2017 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March 18, 2017, we will revise our projected operating plans accordingly.

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

Off-Balance Sheet Arrangements

During the fiscal years ended January 2, 2016 and January 3, 2015, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

Contractual Obligations and Commitments.

The following table summarizes our contractual obligations and other commitments as of January 2, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020

Loan payable	$5,188,000	$1,370,000	$1,992,000	$1,826,000	$-	$-
Capital leases	754,000	268,000	247,000	198,000	41,000	-
Operating leases	994,000	355,000	225,000	233,000	181,000	-
Purchase obligations	4,228,000	3,592,000	636,000	-	-	-
Total	$11,164,000	$5,585,000	$3,100,000	$2,257,000	$222,000	$-

Loan payable.  We have entered into a Loan and Security Agreement with Hercules Technology II, L.P.  The $5 million term loan, on which only interest is due through March 31, 2016, will begin to amortize in installment payments of principal and interest starting in April 2016 and continuing through April 2018.  There is also an additional $187,500 end of term charge we will be required to pay.

Capital leases.  We lease equipment under capitalized lease obligations with a term of typically 4 or 5 years.  We make monthly instalment payments for these leases.

Operating leases.  We lease our office and research facilities in California, Colorado and Maryland under operating lease agreements that expire on various dates from April 2016 through September 2019.  We make monthly payments on these leases.

Purchase obligations.  We enter into purchase obligations with various vendors for goods and services that we need for our operations.  The purchase obligations for goods and services include inventory, research and development, and outsourced laboratory services.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is reflected net of valuation allowances.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.

The Company regularly reviews inventories on hand and reduces the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The reduction of the carrying value for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company had an outstanding loan payable of $5.0 million at January 2, 2016.  Interest is payable monthly at the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal (the “Prime Rate”) minus 3.25%, or (ii) 9.35%.  If the Prime Rate rises, the Company will incur more interest expenses.  The loan is repayable in installments through April 1, 2018, following an initial interest-only period until March 31, 2016.

Our capital lease obligations bear interest at a fixed rate and therefore have no exposure to changes in interest rates.

The Company’s cash consists of short term, high liquid investments in money market funds managed by banks.  Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on either the fair market value of our portfolio, our operating results or our cash flows.

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended January 2, 2016, January 3, 2015 and December 28, 2013 had a significant impact on our results of operations.

Item 8.                                Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChromaDex Corporation and Subsidiaries, as of January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ChromaDex Corporation and Subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum LLP
New York, NY
March 17, 2016

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
January 2, 2016 and January 3, 2015

	2015	2014
Assets

Current Assets
Cash	$5,549,672	$3,964,750
Trade receivables, net of allowances of $367,000 and $38,000, respectively	2,450,591	1,906,709
Inventories	8,173,799	3,734,341
Prepaid expenses and other assets	373,567	292,891
Total current assets	16,547,629	9,898,691

Leasehold Improvements and Equipment, net	1,788,645	1,264,660
Deposits	58,883	57,435
Intangible assets, net	354,052	296,061

Total assets	$18,749,209	$11,516,847

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,223,958	$3,451,608
Accrued expenses	1,302,865	853,685
Current maturities of loan payable	1,528,578	223,358
Current maturities of capital lease obligations	219,689	148,278
Customer deposits and other	272,002	234,435
Deferred rent, current	39,529	69,456
Total current liabilities	9,586,621	4,980,820

Loan payable, less current maturities, net	3,345,335	1,977,113
Capital lease obligations, less current maturities	444,589	423,015
Deferred rent, less current	97,990	137,508

Total liabilities	13,474,535	7,518,456

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding 2015 108,010,766 and 2014 105,271,058 shares	108,011	105,271
Additional paid-in capital	47,462,052	43,417,442
Accumulated deficit	(42,295,389)	(39,524,322)
Total stockholders' equity	5,274,674	3,998,391
Total liabilities and stockholders' equity	$18,749,209	$11,516,847

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

	2015	2014	2013

Sales, net	$22,014,140	$15,313,179	$10,160,964
Cost of sales	13,533,132	9,987,514	7,027,828

Gross profit	8,481,008	5,325,665	3,133,136

Operating expenses:
Sales and marketing	2,326,788	2,136,584	2,357,605
Research and development	891,601	513,671	134,040
General and administrative	7,416,451	7,860,930	4,982,976
Loss from investment in affiliate	-	45,829	44,961
Operating expenses	10,634,840	10,557,014	7,519,582

Operating loss	(2,153,832)	(5,231,349)	(4,386,446)

Nonoperating income (expense):
Interest income	3,325	2,013	1,251
Interest expense	(616,033)	(158,849)	(34,330)
Nonoperating expenses	(612,708)	(156,836)	(33,079)

Loss before income taxes	(2,766,540)	(5,388,185)	(4,419,525)
Provision for income taxes	(4,527)	-	-

Net loss	$(2,771,067)	$(5,388,185)	$(4,419,525)

Basic and Diluted loss per common share	$(0.03)	$(0.05)	$(0.04)

Basic and Diluted weighted average common shares outstanding	107,632,022	106,459,379	99,987,443

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 29, 2012	92,140,062	$92,140	$33,617,801	$(29,716,612)	$3,993,329

Issuance of common stock, net of
offering costs of $20,000	3,529,411	3,529	2,976,471	-	2,980,000

Exercise of stock options	276,038	276	138,093	-	138,369

Exercise of warrants	7,979,227	7,979	1,630,769	-	1,638,748

Share-based compensation	600,000	600	1,333,930	-	1,334,530

Net loss	-	-	-	(4,419,525)	(4,419,525)

Balance, December 28, 2013	104,524,738	104,525	39,697,063	(34,136,137)	5,665,451

Issuance of warrant	-	-	246,189	-	246,189

Exercise of stock options	534,715	535	466,614	-	467,149

Issuance of unvested restricted stock	1,186,000	1,186	-	-	1,186

Unvested restricted stock	(1,186,000)	(1,186)	-	-	(1,186)

Share-based compensation	85,000	85	2,861,208	-	2,861,293

Stock issued to settle outstanding payable balance	126,605	126	146,368	-	146,494

Net loss	-	-	-	(5,388,185)	(5,388,185)

Balance, January 3, 2015	105,271,058	$105,271	$43,417,442	$(39,524,322)	$3,998,391

Issuance of common stock, net of
offering costs of $25,000	1,600,000	1,600	1,973,293	-	1,974,893

Exercise of stock options	120,708	121	94,725	-	94,846

Vested restricted stock	684,000	684	(684)	-	-

Share-based compensation	335,000	335	1,977,276	-	1,977,611

Net loss	-	-	-	(2,771,067)	(2,771,067)

Balance, January 2, 2016	108,010,766	$108,011	$47,462,052	$(42,295,389)	$5,274,674

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

	2015	2014	2013

Cash Flows From Operating Activities
Net loss	$(2,771,067)	$(5,388,185)	$(4,419,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	285,536	222,721	246,175
Amortization of intangibles	45,014	35,589	23,532
Share-based compensation expense	1,977,611	2,916,924	1,287,917
Allowance for doubtful trade receivables	329,844	28,779	(441,340)
Loss from disposal of equipment	19,643	20,400	66,378
Loss from impairment of intangibles	19,495	-	-
Loss from investment in affiliate	-	45,829	44,961
Non-cash financing costs	188,442	49,527	-
Changes in operating assets and liabilities:
Trade receivables	(873,726)	(1,096,695)	1,560,070
Other receivable	-	215,000	(215,000)
Inventories	(4,439,458)	(1,530,216)	(466,352)
Prepaid expenses and other assets	(82,124)	(91,053)	(62,913)
Accounts payable	2,772,350	2,157,192	(1,618,450)
Accrued expenses	449,180	196,978	(204,891)
Customer deposits and other	37,567	(311,609)	235,777
Deferred rent	(69,445)	(51,587)	57,650
Net cash used in operating activities	(2,111,138)	(2,580,406)	(3,906,011)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(525,231)	(123,096)	(137,349)
Purchase of intangible assets	(122,500)	(130,000)	(89,000)
Proceeds from sales of assets	-	-	1,000,000
Proceeds from sales of equipment	-	1,356	-
Proceeds from investment in affiliate	-	1,842,015	225,000
Net cash provided by (used in) investing activities	(647,731)	1,590,275	998,651

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	1,974,893	-	2,980,000
Proceeds from exercise of stock options	94,846	467,149	138,369
Proceeds from exercise of warrants	-	-	1,638,748
Proceeds from loan payable	2,500,000	2,500,000	-
Payment of debt issuance costs	(15,000)	(102,866)	-
Principal payments on capital leases	(210,948)	(170,738)	(108,421)
Net cash provided by financing activities	4,343,791	2,693,545	4,648,696

Net increase in cash	1,584,922	1,703,414	1,741,336

Cash Beginning of Year	3,964,750	2,261,336	520,000

Cash Ending of Year	$5,549,672	$3,964,750	$2,261,336

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$427,591	$74,996	$34,330

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$303,933	$322,802	$302,017
Retirement of fully depreciated equipment - cost	$121,213	$56,110	$-
Retirement of fully depreciated equipment - accumulated depreciation	$(121,213)	$(56,110)	$-

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$-	$146,494	$-

Supplemental Schedule of Noncash Share-based Compensation
Stock awards issued for services rendered in prior period	$-	$-	$14,560
Changes in prepaid expenses associated with share-based compensation	$-	$55,631	$32,053
Warrant issued, related to loan payable	$-	$246,189	$-

Supplemental Schedule of Noncash Activities Related to
Sale of BluScience Consumer Product Line
Assets transferred	$-	$-	$3,526,677
Liabilities transferred	$-	$-	$368,873
Carrying value of long-term investment in affiliate, net of $1,000,000 cash proceeds	$-	$-	$2,157,804

See Notes to Consolidated Financial Statements.

Note 1.                                Nature of Business and Liquidity

Nature of business:  ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. (collectively, the “Company”) are a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to the Company’s ingredient technologies unit, the Company also has business units focused on natural product fine chemicals (known as “phytochemicals”), chemistry and analytical testing services, and product regulatory and safety consulting (known as Spherix Consulting).  As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies.  The Company then utilizes the Company’s in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients.  The Company’s ingredient portfolio is backed by clinical and scientific research, as well as extensive intellectual property protection.

Liquidity:  The Company has incurred a loss from operations of approximately $2.2 million and a net loss of approximately $2.8 million for the year ended January 2, 2016, and net losses of approximately $5.4 million and $4.4 million for the years ended January 3, 2015 and December 28, 2013, respectively.  As of January 2, 2016, the cash and cash equivalents totaled approximately $5,550,000.

While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least March 18, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 2.                                Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.  The fiscal year ended January 2, 2016 (referred to as 2015) consisted of 52 weeks, the fiscal year ended January 3, 2015 (referred to as 2014) consisted of 53 weeks and the fiscal year ended December 28, 2013 (referred to as 2013) consisted of 52 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2016 will include 52 weeks.

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

The Company early adopted the amendments in this ASU effective as of April 4, 2015.  As of January 2, 2016 and January 3, 2015, the Company had unamortized debt issuance costs of approximately $65,000 and $91,000, respectively.  The Company had previously presented the debt issuance costs as other noncurrent assets in its consolidated balance sheet as of January 3, 2015 in the Company’s Annual Report on Form 10-K filed with the Commission on March 19, 2015.  The early adoption has resulted in adjustments to the Company’s consolidated balance sheet as of January 3, 2015, by reclassifying the debt issuance costs as a direct deduction from the carrying amount of the debt liability.  Below are the effects of the change on the consolidated balance sheet as of January 3, 2015.

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

For stock options granted during the years ended January 2, 2016 and January 3, 2015, the Company calculated the expected volatility rate based on the combined volatilities of publicly held companies in similar industries and volatility of the Company’s common stock.  Based on the expected term of stock options, a 20~100% weight was assigned to the volatility of the Company’s common stock as the historical volatility of the Company’s common stock from June 2008 through April 2010 was exceptionally high due to a thinly traded market.  Below table illustrates the Company’s historical volatility and the average daily trading volume of the Company’s common stock from June 2008 through April 2010 and from April 2010 through December 2015.

Period	Volatility	Average Daily Trading Volume
6/20/2008 ~ 4/19/2010	402%	11,455
4/20/2010 ~ 1/2/2016	74%	147,703

The weighted average expected volatilities for the stock options granted during the twelve-month period ended January 2, 2016 and January 3, 2015 following the update to our estimate are approximately 76% and 75%, respectively.  The weighted average expected volatility would have been approximately 30~40% for these two years, had we computed solely based on the volatility rates of similarly situated public companies. For the year ended December 28, 2013, the weighted average expected volatility the Company used to estimate the fair value of the Company’s stock options granted was approximately 33%.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in net sales.  For the years ending in January 2, 2016, January 3, 2015 and December 28, 2013, shipping and handling fees billed to customers were approximately $113,000, $115,000 and $110,000, respectively, and the cost of shipping and handling fees billed to customers were approximately, $112,000, $130,000 and $128,000, respectively.  Shipping and handling fees not billed to customers are recognized as cost of sales.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  The inventory on the balance sheet is recorded net of valuation allowances.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory for the periods ended January 2, 2016 and January 3, 2015 are as follows:

	2015	2014
Reference standards	$1,239,338	$1,760,305
Bulk ingredients	7,195,461	2,298,036
	8,434,799	4,058,341
Less valuation allowance	261,000	324,000
	$8,173,799	$3,734,341

Our normal operating cycle for reference standards is currently longer than one year.  The Company has approximately 5,000 defined reference standards and holds a lot of these standards as inventory in small quantities, mostly in grams and milligrams.  Due to the large number of different items we carry, certain groups of these reference standards have sales frequency that is slower than others and varies greatly year to year.  In addition, for certain reference standards, the cost saving is advantageous when purchased in larger quantities and we have taken advantage of such opportunities when available.  Such factors have resulted in an operating cycle to be more than one year on average.  The Company gains competitive advantage through the broad offering of reference standards and it is critical for the Company to continue to expand its library of reference standards it offers for the growth of business.  Nevertheless, the Company has recently made changes in its reference standards inventory purchasing practice, which the management believes will result in an improved turnover rate and shorter operating cycle without impacting our competitive advantage.

The Company regularly reviews inventories on hand and reduces the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The reduction of the carrying value for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2012 to 2015, which statutes expire in 2016 to 2019, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of January 2, 2016, the Company has no liability for unrecognized tax benefits.

Research and development costs:  Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $104,000, $171,000 and $355,000, respectively.

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

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model.  For the volatility assumption, please refer to the earlier section “Changes in accounting estimates” of this note.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.  For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method since most of the options granted were “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) If an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Note 3.                                Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

	Years Ended
	2015	2014	2013

Net loss	$(2,771,067)	$(5,388,185)	$(4,419,525)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.04)

Weighted average common shares outstanding (1):	107,632,022	106,459,379	99,987,443

Potentially dilutive securities (2):
Stock options	15,734,755	13,974,052	13,160,955
Warrants	1,269,020	469,020	-
Convertible debt	773,395	773,395	-

(1) Includes 1,214,127, 1,623,186 and 500,000 weighted average nonvested shares of restricted stock for the years 2015, 2014 and 2013, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 4.                                Intangible Assets

Intangible assets consisted of the following:

	2015			2014
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
License agreements and other	$1,249,500	$ 895,458	$ 354,052	$1,205,275	$ 909,224	$ 296,061

Amortization expenses on amortizable intangible assets included in the consolidated statement of operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $45,000, $36,000 and $24,000, respectively.  The unamortized expense is expected to be recognized over a weighted average period of 8.2 years as of January 2, 2016.

In December 2015, the Company decided to discontinue its efforts to commercialize and market products associated with the patent the Company licensed from the Research Foundation of State University of New York in June 2008.  The Company paid a license fee of approximately $78,000 and the licensed rights to the patent were recognized as intangible assets with an estimated fair value of approximately $78,000 and a useful life of 10 years.  At January 2, 2016, the Company determined that these assets no longer had any carrying value as the Company discontinued its operations related to these assets.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2016	$45,000
2017	45,000
2018	45,000
2019	45,000
2020	42,000
Thereafter	132,000
$354,000

Note 5.                                Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	2015	2014

Laboratory equipment	$3,737,908	$3,151,748
Leasehold improvements	513,453	495,240
Computer equipment	404,228	329,737
Furniture and fixtures	17,056	13,039
Office equipment	21,547	7,877
Construction in progress	4,420	68,141
	4,698,612	4,065,782
Less accumulated depreciation	2,909,967	2,801,122
	$1,788,645	$1,264,660

Depreciation expenses on leasehold improvements and equipment included in the consolidated statement of operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $286,000, $223,000 and $246,000, respectively.

The Company leases equipment under capitalized lease obligations with a total cost of approximately $1,137,000 and 1,074,000 and accumulated amortization of $231,000 and $243,000 as of January 2, 2016 and January 3, 2015, respectively.

Note 6.                                Capitalized Lease Obligations

Minimum future lease payments under capital leases as of January 2, 2016, are as follows:

Year ending December:
2016	$267,601
2017	246,752
2018	197,899
2019	41,304
Total minimum lease payments	753,556
Less amount representing interest at a rate of approximately 8.6% per year	89,278
Present value of net minimum lease payments	664,278
Less current portion	219,689
Long-term obligations under capital leases	$444,589

Interest expenses related to capital leases were approximately $62,000, $47,000 and $34,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Note 7.                                Loan Payable

Loan payable as of January 2, 2016 consists of the following:

Principal amount payable for following years ending December
2016	$1,370,454
2017	1,991,688
2018	1,637,858
Total principal payments	5,000,000
Accrued end of term charge	68,082
Total loan payable	5,068,082
Less unamortized debt discount	194,169
Less current portion	1,528,578
Loan payable – long term	$3,345,335

The total interest expenses related the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of end of term charge were approximately $554,000 and $112,000 for the years ended January 2, 2016 and January 3, 2015, respectively.

On September 29, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P., as lender (“Lender”) and Hercules Technology Growth Capital, Inc., as agent. Lender provided us with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at closing. The first advance was to be repaid in equal monthly installments of principal and interest (mortgage style) through the loan’s maturity on April 1, 2018, following an initial interest-only period that was to conclude on October 31, 2015. In connection with the loan, the Company paid a $50,000 facility charge to Lender and recorded as debt issuance cost.

The term loan bears interest at the rate per year equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 9.35%. The interest rate as of January 2, 2016 was 9.60%.  The Company may prepay all, but no less than all, of the outstanding loan balance, subject to prepayment charges of 3% during the first twelve months following closing, 2% during the next twelve months and 1% thereafter. On the earliest to occur of the (a) the loan maturity date, (b) the date the Company prepays the outstanding loan balance or (c) the date the outstanding loan balance becomes due and payable, the Company will pay Lender an end of term charge equal to 3.75% of all amounts drawn under the loan.

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

On June 17, 2015, the Company and Hercules Technology II, L.P entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the parties agreed that the interest only period shall be extended to March 31, 2016.  The maturity date remains unchanged at April 1, 2018 and any remaining principal balance of the loan and all unpaid interest shall be due on the maturity date.  The Amendment became effective on June 18, 2015 upon the funding of the full amount of the $2.5 million second advance and payment of a nonrenewable facility fee of $15,000.

The second advance of $2.5 million is treated as if the Company entered into a separate loan.  The facility fee of $15,000 is treated as debt issuance costs and are being amortized as interest expense using the effective interest method over the term of the loan.  There is also additional $94,000 end of term charge the Company will pay, which is 3.75% of the $2.5 million drawn.  The end of term charge is being accrued as additional interest expense using the effective interest rate method over the term of the loan.

The Company determined that the amended terms of the first advance of $2.5 million on September 29, 2014 were not substantially different from the original terms.  The Company reflected the change prospectively as yield adjustments, based on the revised terms.

Debt Issuance Costs and End of Term Charge

The Company incurred debt issuance costs of approximately $103,000 and $15,000 for the first and second advance, respectively, in connection with this term loan.  The debt issuance costs are being amortized as interest expense using the effective interest method over the term of the loan.  Amortization of debt issuance costs were $41,000 and $12,000 for the years ended January 2, 2016 and January 3, 2015 and the remaining unamortized debt issuance costs of $65,000 are presented as a direct deduction from the carrying amount of the debt liability.  In addition, the Company will pay an end of term charge of $188,000, which is 3.75% of the $5.0 million drawn under the loan.  The end of term charge is being accrued as additional interest expense using the effective interest rate method over the term of the loan.  The Company accrued $58,000 and $10,000 of this fee during the years ended January 2, 2016 and January 3, 2015, respectively.

Warrant Issued to Lender

The Company determined the Warrant issued to Lender during the year ended January 3, 2015 to be equity classified.  The Company estimated the fair value of this Warrant as of the issuance date using a Black-Scholes option pricing model with the following assumptions:

September 29, 2014
Fair value of common stock	$1.08
Volatility	72.40%
Expected dividends	0.00%
Contractual term	5.0 years
Risk-free rate	1.76%

The Company utilized this fair value in its allocation of the loan proceeds between loan payable and the Warrant which was performed on a relative fair value basis.  The fair value of the Warrant to purchase 419,020 shares of our common stock was approximately $273,000.  Ultimately, the Company allocated $246,000 to the Warrant and recognized this amount in additional paid in capital.  Accordingly, this amount is recognized as a debt discount and is being amortized as interest expense using the effective interest method over the term of the loan.  Amortizations of this debt discount were $90,000 and $28,000 for the years ended January 2, 2016 and January 3, 2015, respectively.

Note 8.                                Income Taxes

The provision for income tax consists of following:
	2015	2014	2013

Current
Federal	$-	$-	$-
State	4,527	-	-
Deferred (net of valuation allowance)
Federal	-	-	-
State	-	-	-
Income tax provision	$4,527	$-	-

At January 2, 2016 and January 3, 2015, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rates of 0.2%, 0% and 0% for years 2015, 2014 and 2013, respectively.  The valuation allowance increased by $381,000 as of January 2, 2016.

A reconciliation of income taxes computed at the statutory Federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2015	2014	2013

Federal income tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(5.1)%	(5.3)%	(4.3)%
Permanent differences	5.7%	2.7%	2.6%
Change in tax rates	0.7%	(6.1)%	(3.7)%
Expirations of net operating losses	17.4%	0.0%	0.0%
Change in valuation allowance	13.7%	42.8%	39.2%
Other	1.8%	(0.1)%	0.2%
Effective tax rate	0.2%	0.0%	0.0%

The deferred income tax assets and liabilities consisted of the following components as of January 2, 2016 and January 3, 2015:

	2015	2014

Deferred tax assets:
Net operating loss carryforward	$10,860,000	$10,593,000
Capital loss carryforward	808,000	808,000
Stock options and restricted stock	3,048,000	2,934,000
Inventory reserve	249,000	226,000
Allowance for doubtful accounts	144,000	15,000
Accrued expenses	277,000	125,000
Deferred revenue	-	4,000
Intangibles	23,000	26,000
Deferred rent	54,000	81,000
	15,463,000	14,812,000
Less valuation allowance	(15,050,000)	(14,669,000)
	413,000	143,000

Deferred tax liabilities:
Leasehold improvements and equipment	(284,000)	(108,000)
Prepaid expenses	(129,000)	(35,000)
	(413,000)	(143,000)

	$-	$-

The Company has tax net operating loss carryforwards for federal and state income tax purposes of approximately $29,006,000 and $23,610,000, respectively which begin to expire in the year ending December 31, 2023 and 2016, respectively.  In addition, the Company has tax capital loss carry forward available to offset future federal taxable capital income of approximately $2,065,000 which will expire in the year ending December 31, 2019.

Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward.  The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The Company has not identified any uncertain tax positions requiring a reserve as of January 2, 2016 and January 3, 2015.

Note 9.                      Share-Based Compensation

9A. Employee Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s compensation committee (the “Compensation Committee”), and with the approval of the Company’s board of directors (the “Board of Directors”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance. The Company, under its Second Amended and Restated 2007 Equity Incentive Plan, is authorized to issue stock options that total no more than 20% of the shares of common stock issued and outstanding, as determined on a fully diluted basis.  Beginning in 2007, stock options were no longer issuable under the Company’s 2000 Non-Qualified Incentive Stock Plan.  The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 3,321,226 at January 2, 2016. The stock option awards generally vest ratably over a four-year period following grant date after a passage of time.  However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model.  The table below outlines the weighted average assumptions for options granted to employees during the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

Year Ended December	2015	2014	2013
Expected term	5.8 years	5.8 years	6.0 years
Expected Volatility	75.8%	74.6%	32.8%
Expected dividends	0.0%	0.0%	0.00%
Risk-free rate	1.7%	1.9%	1.5%

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees.  These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 29, 2012	12,202,558	$1.08	8.25

Options Granted	805,000	0.81	10.00	$0.29
Options Exercised	(26,038)	0.51
Options Expired	(75,000)	0.50
Options Forfeited	(792,865)	1.19
Outstanding at December 28, 2013	12,113,655	$1.06	7.43

Options Granted	2,233,987	1.39	10.00	$0.90
Options Classification from Employee to Non- Employee	(113,151)	0.76	8.68
Options Exercised	(534,715)	0.87
Options Expired	(253,900)	1.00
Options Forfeited	(722,275)	1.13
Outstanding at January 3, 2015	12,723,601	$1.13	7.00

Options Granted	2,191,685	1.22	10.00	$0.76
Options Classification from Employee to Non- Employee	(1,542,071)	0.93	7.78
Options Exercised	(120,708)	0.79
Options Forfeited	(310,274)	1.31
Outstanding at January 2, 2016	12,942,233	$1.17	6.44		$ 2,123,923

Exercisable at January 2, 2016	10,034,596	$1.16	5.73		$ 1,921,746

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.22 on the last day of business for the year ended January 2, 2016.  The aggregate intrinsic values for options exercised during the years ended January 2, 2016, January 3, 2015, and December 28, 2013 were approximately $58,000, $156,000 and $7,000 respectively.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee.  If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 29, 2012	145,834	$1.59	8.27
Options Granted	200,000	0.63	10.00	$0.22
Options Exercised	-	-
Options Forfeited	(145,834)	1.59
Outstanding at December 28, 2013	200,000	$0.63	9.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	200,000	$0.63	8.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	200,000	$0.63	7.08		$118,000

Exercisable at January 2, 2016	145,833	$0.63	7.08		$86,041

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $1.22 on the last day of business for the period ended January 2, 2016.

As of January 2, 2016, there was approximately $1,805,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.36 years.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 29, 2012	500,000	$0.69
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 28, 2013	500,000	$0.69
Granted	1,090,000	1.41
Vested	-	-
Forfeited	-	-
Unvested shares at January 3, 2015	1,590,000	$1.18
Granted	-	-
Vested	(520,000)	1.41
Forfeited	-	-
Unvested shares at January 2, 2016	1,070,000	$1.07

Expected to Vest as of January 2, 2016	1,070,000	$1.07

During the year ended January 2, 2016, several members of the Company’s Board of Directors (the “Board”) resigned from the Board and received immediate vesting of their unvested restricted stock of 520,000 shares.  The expense for the vested restricted stock was recognized during the fiscal year ended January 3, 2015.

On January 2, 2014, the Company awarded an aggregate of 1,090,000 shares of restricted stock to the Company’s officers and members of the Board.  The award includes the vested shares described above for members who resigned from the Board.  These shares were to vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  The fair values of these restricted stock awards were $1,536,900 in aggregate, and they were based on the trading price of the Company’s common stock on the date of grant.  The expense related to the restricted stock award has been amortized over the period of six months through July 1, 2014, as the Company determined the requisite service period to be 6 months as that is when they are eligible to vest.

Subsequent to the year ended January 2, 2016, the Company and each of the executives and members of the Board amended the restricted stock awards to provide that the awards shall not vest upon the market price of the Company’s stock exceeding a certain price or listing of the Company’s stock on a national securities exchange.

Employee Option and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $1,543,000, $2,747,000 and $958,000 in general and administrative expenses in the statement of operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

9B.           Non-Employee Share-Based Compensation

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

The following table summarizes activity of stock options granted to non-employees:
		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	1,097,300	$1.23	5.26
Options Granted	-	-
Options Exercised	(250,000)	0.50
Options Forfeited	-	-
Outstanding at December 28, 2013	847,300	$1.44	5.74
Options Granted	90,000	1.24	10.00
Options Classification from Employee to Non-Employee	113,151	0.76	8.68
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	1,050,451	$1.35	5.46
Options Granted	-	-
Options Classification from Employee to Non-Employee	1,542,071	0.93	7.78
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	2,592,522	$1.10	6.04	$550,111

Exercisable at January 2, 2016	2,558,772	$1.10	6.00	$549,961

The aggregate intrinsic values in the table above are, based on the Company’s closing stock price of $1.22 on the last day of business for the year ended January 2, 2016.

Stock and Restricted Stock Awards

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements.  Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period.  On January 27, 2015, the Company awarded 350,000 shares of the Company’s common stock to non-employees.  210,000 of these shares were treated as stock awards as the shares vested immediately on the date of award, and the remaining 140,000 shares, which were initially treated as unvested restricted stock, vested on May 28, 2015.  The fair values of the awards, which totaled approximately $350,000, were measured based on the trading prices of the Company’s stock on the date of award and the date vested.  The expense related to these stock awards were fully recognized during the twelve-month period ended January 2, 2016.

In addition, 24,000 shares of restricted stock that were granted to a certain non-employee during the fiscal year ended January 3, 2015 became vested during the twelve-month period ended January 2, 2016.  The fair value of these vested restricted shares was approximately $30,000, which represents the market value of the Company’s common stock on respective vesting dates charged to expense.

The following table summarizes activity of restricted stock awards issued to non-employees:
		Weighted Average
	Shares	Fair Value
Unvested shares at December 29, 2012	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 28, 2013	-	$-
Granted	96,000	1.30
Vested	(20,000)	1.17
Forfeited	-	-
Unvested shares at January 3, 2015	76,000	$0.90
Granted	140,000	0.86
Vested	(164,000)	1.21
Forfeited	-	-
Unvested shares expected to vest at January 2, 2016	52,000	$1.22

As of January 2, 2016, there was approximately $63,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee.  That cost is expected to be recognized over a period of 2.2 years as of January 2, 2016.

There were also stock awards made in 2014, which the Company has recognized a portion of the expense in 2015 as the required service periods extended into 2015.  During the twelve months ended January 3, 3015, the Company awarded an aggregate of 65,000 shares and recognized a total expense of approximately $129,000. During the twelve months ended December 28, 2013, the Company awarded an aggregate of 600,000 shares and recognized a total expense of approximately $325,000.

Warrant Awards

On October 27, 2014, the Company awarded a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.10 per share.  The term of the warrant was 2 years.  This warrant has not been exercised as of January 2, 2016.

On August 7, 2012, the Company awarded a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per share.  The term of the warrant was 2 years.  On December 9, 2013, the non-employee who held the warrant elected a cashless exercise pursuant to the provisions of the warrant and received 74,186 shares of common stock in lieu of 250,000 shares for a cash payment of $0.75 per share.  The intrinsic value of the warrant exercised was approximately $91,000.

Non-Employee Option, Stock, Restricted Stock and Warrant Awards

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $435,000, $170,000 and $330,000 in general and administrative expenses in the statement of operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Note 10.                      Stock Issuance

On November 4, 2015, the Company entered into Securities Purchase Agreements (“SPAs”) with certain existing stockholders to raise $2,000,000 in a registered direct offering.  Pursuant to the SPAs, the Company sold a total of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock (800,000 total) with an exercise price of $1.50 and a term of 3 years.  The aggregate estimated fair value of the warrants was approximately $489,000 and these warrants were determined to be classified as equity.  The fair value was estimated at the date of issuance using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrants issued.

November 9, 2015
Fair value of common stock	$1.47
Volatility	62.26%
Expected dividends	0.00%
Contractual term	3.0 years
Risk-free rate	1.27%

In Fiscal Year 2014, the Company issued 126,605 shares of common stock to vendors to settle outstanding payables balances of approximately $146,000.

In Fiscal Year 2013, the Company sold approximately 3.5 million shares with gross proceeds of approximately $3.0 million to two strategic accredited investors pursuant to a subscription agreement.  A total placement agent fee of $20,000 was incurred in connection with the investments.

Note 11.                      Warrants

The following table summarizes activity of warrants at January 2, 2016, January 3, 2015 and December 28, 2013 and changes during the years then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	10,056,914	$0.72	0.44
Warrants Issued
Warrants Exercised	(8,338,564)	0.25
Warrants Expired	(1,718,350)	3.00
Outstanding at December 28, 2013	-	-	-	-

Warrants Issued	469,020	1.07	4.68
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 3, 2015	469,020	1.07	4.43
Warrants Issued	800,000	1.50
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 2, 2016	1,269,020	$1.34	3.07	$72,205

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $1.22 on the last day of business for the year ended January 2, 2016.

Note 12.                      Commitments and Contingencies

Lease

The Company leases its office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from April 2016 through September 2019.  Monthly lease payments range from $1,424 per month to $23,472 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases as of January 2, 2016 are as follows:

Fiscal years ending:
2016	$355,000
2017	225,000
2018	233,000
2019	181,000
$994,000

Rent expense was approximately $536,000, $537,000, and $519,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Subsequent to the year ended January 2, 2016, the Company entered into a lease amendment to extend the term of the lease for its research facility located in Boulder, Colorado through April 2023.  Pursuant to the lease amendment, the Company will make monthly lease payments range from $23,472 to $27,210, as the payments escalate during the term of the lease.

Subsequent to the year ended January 2, 2016, the Company entered into a lease amendment to lease an office space located in Rockville, Maryland through April 2021.  Pursuant to the lease amendment, the Company will make monthly lease payments range from $3,450 to $3,883, as the payments escalate during the term of the lease.

Royalty

The Company has 11 licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers.  These agreements afford for future royalty payments based on contractual minimums and expire at various dates from December 31, 2019 through April 12, 2032.  Yearly minimum royalty payments including license maintenance fees range from $5,000 per year to $50,000 per year, however, these minimum payments escalate each year with a maximum of $200,000 per year.  In addition, the Company is required to pay a range of 2% to 8% of sales related to the licensed products under these agreements.  Total royalty expenses including license maintenance fees from continuing operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were approximately $583,000, $323,000 and $111,000, respectively under these agreements.  Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2016	$308,000
2017	365,000
2018	403,000
2019	539,000
2020	374,000
$1,989,000

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

Severance payments to executive officers

As of January 2, 2016, the Company has three executive officers, Frank Jaksch, Jr., Chief Executive Officer, Thomas Varvaro, Chief Financial Officer and Troy A. Rhonemus, Chief Executive Officer.  Upon termination, Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus will receive severance payments per the terms of the respective employment agreements entered with the Company.  The key terms of the employment agreements, including the severance terms are as follows:

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Jaksch Agreement”) with Frank L. Jaksch Jr. The Jaksch Agreement automatically renews unless terminated in accordance with its terms. On January 2, 2014, the Board approved raising the annual base salary of Mr. Jaksch to $275,000 per year and the annual cash bonus target up to 50% of his base salary.  On March 14, 2016, the Board increased the base salary of Mr. Jaksch to $320,000.

The severance terms provide that in the event Mr. Jaksch’s employment with the Company is terminated voluntarily, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 50% of his salary for the bonus.  In addition, if Mr. Jaksch leaves the Company for “Good Reason”, (as defined in Jaksch Agreement), he will also be entitled to severance equal to 50% of his salary, and he will be deemed to have been employed for the entirety of such year. Severance will then consist of 16 weeks of paid salary, unless Mr. Jaksch signs a release, in which case he will receive compensation up to 12 months paid salary.

In the event the Company terminates Mr. Jaksch’s employment “without Cause” (as defined in the Jaksch Agreement), Mr. Jaksch will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Jaksch enters into a standard separation agreement, Mr. Jaksch will receive continuation of base salary and health benefits, together with applicable fringe benefits until 24 months from the date of termination (the “Severance Period”), and he will receive a bonus of 50% of his base salary as well as the full vesting of any otherwise unvested stock.

Employment Agreement with Thomas C. Varvaro

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Varvaro Agreement”) with Thomas C. Varvaro. The Varvaro Agreement automatically renews unless terminated in accordance with its terms. On January 2, 2014, the Board approved raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target up to 40% of his base salary.  On March 14, 2016, the Board increased the base salary of Mr. Varvaro to $250,000.

The severance terms provide that in the event Mr. Varvaro’s employment with us is terminated voluntarily, he will be entitled to any accrued but unpaid base salary, any stock vested through the date of his termination and a pro-rated portion of 40% of his salary for the bonus. In addition, if Mr. Varvaro leaves the Company for “Good Reason” (as defined in the Varvaro Agreement), he will also be entitled to severance equal to 50% of his salary, and he shall be deemed to have been employed for the entirety of such year. Severance will then consist of 16 weeks of paid salary, unless Mr. Varvaro signs a release, in which case he will receive compensation up to 12 months paid salary.

In the event the Company terminates Mr. Varvaro’s employment “without Cause,” Mr. Varvaro will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Varvaro enters into a standard separation agreement, Mr. Varvaro will receive continuation of base salary and health benefits, together with applicable fringe benefits until 24 months from the date of termination (the “Severance Period”), will receive a bonus of 40% of his base salary as well as the full vesting of any otherwise unvested stock.

Employment Agreement with Troy A. Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Mr. Troy Rhonemus pursuant to which Mr. Rhonemus was appointed to serve as the Chief Operating Officer of the Company.  On March 17, 2015, the Board increased the base salary to $190,000.  The Rhonemus Agreement provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary.  On March 14, 2016, the Board increased the base salary of Mr. Rhonemus to $210,000.

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

Note 13. Related Party Transactions

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

As of January 2, 2016, the Company had not shipped any NIAGEN® to Healthspan and Healthspan did not issue any equity interests to the Company.  Accordingly, there is no accounting recognition of this arrangement for the twelve-month period ended on January 2, 2016.

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

Year ended January 2, 2016	Ingredients	Core Standards and Contract Services	Regulatory
	segment	segment	Consulting segment	Other	Total

Net sales	$12,542,314	$8,418,672	$1,053,154	$-	$22,014,140
Cost of sales	6,664,164	6,346,903	522,065	-	13,533,132

Gross profit	5,878,150	2,071,769	531,089	-	8,481,008

Operating expenses:
Sales and marketing	1,111,993	1,201,455	13,340	-	2,326,788
Research and development	891,601	-	-	-	891,601
General and administrative	-	-	-	7,416,451	7,416,451
Operating expenses	2,003,594	1,201,455	13,340	7,416,451	10,634,840

Operating income (loss)	$3,874,556	$870,314	$517,749	$(7,416,451)	$(2,153,832)

Year ended		Core Standards and
January 3, 2015	Ingredients	Contract Services	Regulatory
	segment	segment	Consulting segment	Other	Total

Net sales	$6,857,177	$7,487,189	$968,813	$-	$15,313,179
Cost of sales	4,257,347	5,141,667	588,500	-	9,987,514

Gross profit	2,599,830	2,345,522	380,313	-	5,325,665

Operating expenses:
Sales and marketing	1,081,209	975,800	79,575	-	2,136,584
Research and development	513,671	-	-	-	513,671
General and administrative	-	-	-	7,860,930	7,860,930
Loss from investment in affiliate	-	-	-	45,829	45,829
Operating expenses	1,594,880	975,800	79,575	7,906,759	10,557,014

Operating income (loss)	$1,004,950	$1,369,722	$300,738	$(7,906,759)	$(5,231,349)

Year ended
December 28, 2013	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$2,430,699	$6,643,832	$1,146,718	$(60,285)	$10,160,964
Cost of sales	1,501,187	4,893,649	632,037	955	7,027,828

Gross profit (loss)	929,512	1,750,183	514,681	(61,240)	3,133,136

Operating expenses:
Sales and marketing	752,121	1,459,620	14,705	131,159	2,357,605
Research and development	134,040	-	-	-	134,040
General and administrative	-	-	-	4,982,976	4,982,976
Loss from investment in affiliate	-	-	-	44,961	44,961
Operating expenses	886,161	1,459,620	14,705	5,159,096	7,519,582

Operating income (loss)	$43,351	$290,563	$499,976	$(5,220,336)	$(4,386,446)

At January 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$9,105,502	$3,306,624	$111,765	$6,225,318	$18,749,209

At January 3, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$3,757,073	$3,220,518	$105,711	$4,433,545	$11,516,847

Revenues from international sources for the ingredients segment approximated $277,000, $35,000 and $22,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  Revenues from international sources for the core standards and contract services segment approximated $1,651,000, $1,756,000 and $1,488,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  Revenues from international sources for the scientific and regulatory consulting segment approximated $283,000, $104,000 and $450,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.  International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s long-lived assets are located within the United States.

Disclosure of major customers

During the year ended January 2, 2016 Customer B in our ingredients segment accounted for 11.0% of the Company’s total sales.  Customer B accounted for less than 10% of the Company’s total sales for the years ended January 3, 2015 and December 28, 2013.

During the year ended January 3, 2015, Customer A in our ingredients segment accounted for 10.2% of the Company’s total sales.  Customer A accounted for less than 10% of the Company’s total sales for the years ended January 2, 2016 and December 28, 2013.

Note 15. Quarterly Financial Information (unaudited)
	Three Months Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2,, 2016

Sales, net	$5,260,971	$6,101,380	$6,287,309	$4,364,480
Cost of sales	3,333,347	3,630,688	3,805,679	2,763,418

Gross profit	1,927,624	2,470,692	2,481,630	1,601,062

Operating expenses	2,833,708	2,654,752	2,304,500	2,841,880

Operating income (loss)	(906,084)	(184,060)	177,130	(1,240,818)

Nonoperating expenses	(119,431)	(131,132)	(180,846)	(181,299)
Provision for income taxes	-	-	-	(4,527)

Net loss	$(1,025,515)	$(315,192)	$(3,716)	$(1,426,644)

Basic and Diluted loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted weighted average
common shares outstanding	107,198,597	107,409,894	107,442,916	108,476,686

	Three Months Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015

Sales, net	$3,074,138	$3,856,154	$4,139,710	$4,243,177
Cost of sales	2,089,130	2,457,388	2,616,764	2,824,232

Gross profit	985,008	1,398,766	1,522,946	1,418,945

Operating expenses	2,823,773	3,040,194	2,170,380	2,522,667

Operating loss	(1,838,765)	(1,641,428)	(647,434)	(1,103,722)

Nonoperating expenses	(9,251)	(11,714)	(12,219)	(123,652)

Net loss	$(1,848,016)	$(1,653,142)	$(659,653)	$(1,227,374)

Basic and Diluted loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Basic and Diluted weighted average
common shares outstanding	106,076,361	106,185,584	106,610,400	106,929,049

	Three Months Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013

Sales, net	$2,334,566	$2,706,896	$2,718,207	$2,401,295
Cost of sales	1,661,726	1,746,158	1,968,020	1,651,924

Gross profit	672,840	960,738	750,187	749,371

Operating expenses	2,089,325	1,973,839	1,991,960	1,464,458

Operating loss	(1,416,485)	(1,013,101)	(1,241,773)	(715,087)

Nonoperating expenses	(7,587)	(7,765)	(8,490)	(9,237)

Net loss	$(1,424,072)	$(1,020,866)	$(1,250,263)	$(724,324)

Basic and Diluted loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted weighted average
common shares outstanding	94,626,120	99,833,963	101,309,939	104,179,748

Note 16. Subsequent Events

Subsequent to the year ended January 2, 2016, the Company entered into Securities Purchase Agreement (“SPA”) with an existing stockholder to raise $500,000 in a registered direct offering.  Pursuant to the SPA, the Company sold a total of 384,615 Units at a purchase price of $1.30 per Unit, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of common stock with an exercise price of $1.60 and a term of 3 years.  The offering was made pursuant to a prospectus supplement dated March 11, 2016 and an accompanying prospectus dated May 8, 2015 pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on May 8, 2015 and became effective on June 5, 2015 (File No. 333-203204). The prospectus supplement registered the shares of common stock issued in the offering and the common stock underlying the warrants.

On March 14, 2016, the Board of Directors increased the base salaries of Frank L. Jaksch Jr., Thomas C. Varvaro and Troy A. Rhonemus, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively.  Effective as of March 14, 2016, the base salary for Mr. Jaksch increased from $275,000 to $320,000, an increase of 16.4%, the base salary for Mr. Varvaro increased from $225,000 to $250,000, an increase of 11.1%, and the base salary for Mr. Rhonemus increased from $190,000 to $210,000, an increase of 10.5%.

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2016. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 2, 2016.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013.  Based on this assessment, our management concluded that, as of January 2, 2016, our internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited ChromaDex Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, ChromaDex Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 2, 2016 and January 3, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 of the Company and our report dated March 17, 2016 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 17, 2016

Item 9B.                      Other Information

On March 14, 2016, the Board of Directors increased the base salaries of Frank L. Jaksch Jr., Thomas C. Varvaro and Troy A. Rhonemus, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively.  Effective as of March 14, 2016, the base salary for Mr. Jaksch increased from $275,000 to $320,000, an increase of 16.4%, the base salary for Mr. Varvaro increased from $225,000 to $250,000, an increase of 11.1%, and the base salary for Mr. Rhonemus increased from $190,000 to $210,000, an increase of 10.5%.

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

Name	Age	Position
Frank Jaksch, Jr.	47	Chief Executive Officer and Director
Thomas Varvaro	46	Chief Financial Officer
Troy Rhonemus	43	Chief Operating Officer
Stephen R. Allen (2)(3)	66	Chairman of the Board
Stephen A. Block (1)(2)	71	Director
Reid Dabney (1)	64	Director
Hugh Dunkerley (2)	42	Director
Jeff Baxter (1)(3)	54	Director
Robert Fried (3)	56	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Governance Committee.

Board of Directors

The Board currently consists of seven members, six of whom are independent within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. On February 25, 2015, the Board appointed Stephen R. Allen, an existing Board member, to serve as Chairman of the Board.  Mr. Allen remained on the Board’s Compensation Committee and chairperson of the Board’s Nominating and Corporate Governance Committee.  Also on February 25, 2015, Michael Brauser and Barry Honig, who were Co-Chairmen of the Board, resigned from the Board.  Mr. Brauser’s and Mr. Honig’s resignations were not as a result of any disagreements with the Company’s operations, policies or practices.  On April 16, 2015, the Board appointed Jeff Baxter to serve as a member of the Board.  Also on April 16, 2015, Mark Germain resigned from the Board.  Mr. Germain’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.  On July 9, 2015, the Board appointed Robert Fried to serve as a member of the Board.  Also on July 9, 2015, Glenn Halpryn resigned from the Board.  Mr. Halpryn’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.

Listed below are the biographical summaries and ages as of March 10, 2016 of individuals serving as directors as well as information about each individual’s qualification and experience that contributes to the overall needs of the Board as determined by the Nominating and Corporate Governance Committee:

Frank L. Jaksch Jr., 47, is a co-founder of the Company and has served as a member of Board since February 2000.  Mr. Jaksch served as Chairman of the Board from May 2010 to October 2011 and was its Co-Chairman from February 2000 to May 2010.  Mr. Jaksch currently serves as our Chief Executive Officer. Mr. Jaksch oversees research, strategy and operations for the Company with a focus on scientific and novel products for pharmaceutical and nutraceutical markets.  From 1993 to 1999, Mr. Jaksch served as International Subsidiaries Manager of Phenomenex, a life science supply company where he managed the international subsidiary and international business development divisions.  Mr. Jaksch earned a B.S. in Chemistry and Biology from Valparaiso University. The Nominating and Corporate Governance Committee believes that Mr. Jaksch’s years of experience working in chemistry-related industries, his extensive sales and marketing background, and his knowledge of international business bring an understanding of the industries in which the Company operates as well as scientific expertise to the Board.

Stephen R. Allen, 66, has served as Chairman of the Board since February 2015, and as a director of the Board, Chair of the Nominating and Corporate Governance Committee and member of the Compensation Committee since January 2014.  Until 2009, Mr. Allen worked for Nestlé, at which point he retired from a 30 year career where he served in various sales, marketing and management roles, including 7 years serving in Nestlé’s Mergers and Acquisitions department.  Until 2012, Mr. Allen served on the Advisory Board of Vitamin Angels, an organization focused on eliminating childhood malnutrition in Africa and the Middle East. Currently, Mr. Allen serves as the non-executive Vice Chairman of 6 Pacific group, a Los Angeles based boutique advisory and investment firm.  Mr. Allen also serves as the Managing Partner of California Agricultural Orchards LLC and California Nut Orchards LLC which, along with growing almonds and grapes, manages the assets of high net-worth individuals. Mr. Allen also serves as the President of the Board of the North American Foundation for the University of Leeds where Mr. Allen plays a key role in fundraising efforts.  Mr. Allen received his B.Sc. with honors from the University of Leeds and his M.Sc. at the University of London, School of Hygiene & Tropical Medicine.  The Nominating and Corporate Governance Committee believes that Mr. Allen’s past experience in the nutritional industry bring financial expertise, industry knowledge, and merger and acquisition experience to the Board.

Stephen A. Block, 71, has been a director of the Company since October 2007 and Chair of the Compensation Committee and a member of the Audit Committee since October 2007.  From May 2010 to October 2011, Mr. Block served as Lead Independent Director to the Board. Mr. Block is also a director and chair of the nominating and corporate governance committee and a member of the audit committee of Senomyx, Inc. (NASDAQ:SNMX).  He has served on the board of directors of Senomyx, Inc. since 2005. Until December 2011, he also served as the chairman of the board of directors of Blue Pacific Flavors and Fragrances, Inc., and, until March 2012, as a director of Allylix, Inc. He served on the boards of directors of these privately held companies since 2008, and 2007, respectively.  Mr. Block retired as senior vice president, general counsel and secretary of International Flavors and Fragrances Inc., a leading creator, manufacturer and seller of flavors and fragrances (IFF) in December 2003, having been IFF’s chief legal officer since 1993. During his eleven years at IFF he also led the company’s Regulatory Affairs Department. Prior to 1993, Mr. Block served as senior vice president, general counsel, secretary and director of GAF Corporation, a company specializing in specialty chemicals and building materials, and its publicly traded subsidiary International Specialty Products Inc., held various management positions with Celanese Corporation, a company specializing in synthetic fibers, chemicals and plastics, and practiced law with the New York firm of Stroock & Stroock & Lavan. Mr. Block currently serves as an industry consultant and as a Venture Partner of K5 Venture Partners, LLC, an Orange County early stage venture firm. He is also a Managing Director of K5 Venture Partner, LLC’s affiliated accelerator K5 Launch and a member of the executive committee of the Orange County network of Tech Coast Angels, a leading investing group.  Mr. Block received his B.A. cum laude in Russian Studies from Yale University and his law degree from Harvard Law School.  The Nominating and Corporate Governance Committee believes that Mr. Block’s experience as the chief legal officer of one of the world’s leading flavor and fragrance companies contributes to the Board’s understanding of the flavor industry, including the Board’s perspective on the strategic interests of potential collaborators, the regulation of the industry, and the viability of various commercial strategies. In addition, Mr. Block’s experience in the area of corporate governance and public company financial reporting is especially valuable to the Board in his capacity as a member of both the Audit Committee and the Compensation Committee.

Reid Dabney, 64, has served as a director of the Company and has chaired the Audit Committee since October 2007.  Mr. Dabney is the Company’s audit committee financial expert.  Since November 2014 to the present, he has served as the chief financial officer and secretary of Code Rebel Corporation (NASDAQ: CDRB) (a Software As A Service (SaaS) and Systems Integration technology provider).  From December 2014 to December 2015, he served as a managing director and chief compliance officer of CVCapital Securities, LLC. From October 2012 to November 2013, he served as a managing director of Merriman Capital, Inc. From May 2008 to July 2012, he served as a managing director of Monarch Bay Associates, LLC. From March 2005 to November 2008, Mr. Dabney served as Cecors, Inc.'s (OTC Markets: CEOS) (a SaaS technology provider) senior vice president and chief financial officer. From July 2003 to the present, Mr. Dabney has been engaged by CFO911 as a managing director and business and financial consultant.  From January 2003 to August 2004, Mr. Dabney served as vice president of National Securities, a broker-dealer firm specializing in raising equity for private operating businesses that have agreed to become public companies through reverse merger transactions with publicly traded shell companies. From June 2002 to January 2003, Mr. Dabney was the chief financial officer of House Ear Institute in Los Angeles, California.  Mr. Dabney received a B.A. from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School. Mr. Dabney also holds Series 7, 24, 63, 79 and 99 licenses from the Financial Industry Regulatory Authority (FINRA).  The Nominating and Corporate Governance Committee believes that Mr. Dabney's experience as chief financial officer of a public company and his extensive experience dealing with financial markets qualify him to chair the Audit Committee and that Mr. Dabney brings financial, merger and acquisition experience, and a background working with public marketplaces to the Board.

Hugh Dunkerley, 42, has served as a director of the Company since December 2005 and has served on the Compensation Committee since May 2010 and has served on the Nominating and Governance Committee from October 2007 to December 2013. From October 2002 to December 2005, Mr. Dunkerley served as Director of Corporate Development at ChromaDex.  Currently Mr. Dunkerley is President of Fondinvest Capital SAS, a 20 year old Paris based Private Equity Fund of Funds business. Mr. Dunkerley has been a Managing Director of Burnham Securities Inc., a New York based investment bank, from September 2013 to December 2015. Prior to Burnham, Mr. Dunkerley was an EVP, Capital Markets of COR Capital LLC, an investment fund based in Santa Monica, CA. Mr. Dunkerley has also been the President and Director of The Valor Group, a Bermudian based and listed company that oversees a portfolio of insurance assets in the EU. Mr. Dunkerley was a Manager of Capital Markets for the FDIC, Division of Resolutions and Receiverships, from February 2009 to March 2011 where he was active in implementing the Dodd-Frank Wall Street Reform Act, along with the oversight of securities and derivatives portfolios for large money center banks.  He was president and chief executive officer of Cecors, Inc. (OTCBB:CEOS.OB), a Software As A Service (SaaS) technology provider, from October 2007 to February 2009.  He had served as Cecor's chief operating officer and as vice president of corporate finance starting in June 2006.  During 2006 Mr. Dunkerley also served as VP of Small-Mid Cap Equities at Hunter Wise Financial Group, LLC, specializing in investment banking advisory services to US and EU companies.  Mr. Dunkerley received his undergraduate degree from the University of Westminster, London and earned a MBA from South Bank University, London. Mr. Dunkerley also holds Series 7, 24, 66 and 79 licenses from FINRA.  The Nominating and Corporate Governance Committee believe that Mr. Dunkerley's experience as the chief executive officer of a public company and his extensive financial market experience qualify him to sit on the Compensation Committee and that Mr. Dunkerley brings financial and mergers and acquisitions experience, and experience with public marketplaces and regulatory oversight to the Board. His previous experience as an employee of the Company also allows him to provide a unique perspective of and extensive knowledge on the industries in which the Company operates.

Jeff Baxter, 54, has served as a director of the Company since April 2015 and has served as a member of the Audit Committee and the Nominating and Corporate Governance Committee since April 2015.  Mr. Baxter has served as President and CEO and a Director of VBI Vaccines, Inc. (NASDAQ:VBIV) since 2009.  Previously, he was managing partner for the venture capital firm, The Column Group, where he played a pivotal role in the creation of several biotech companies including Immune Design Corp., a vaccine company based on the Lentiviral vector platform and TLR adjuvant technologies.  Until July of 2006, Mr. Baxter was SVP, R&D Finance and Operations, of GlaxoSmithKline (GSK). In his 19 years of pharma experience at GSK, he has held line management roles in R&D, commercial, manufacturing, Finance and The Office of the CEO. His most recent position in the global R&D organization included responsibility for finance, pipeline resource planning and allocation, business development deal structuring and SROne (GSK's in-house $125 million venture capital fund). He also chaired GSK's R&D Operating Board. Prior to GSK, he worked at Unilever and British American Tobacco.  Mr. Baxter was educated at Thames Valley University and is a Fellow of the Chartered Institute of Management Accountants (FCMA).  The Nominating and Corporate Governance Committee believes that Mr. Baxter’s past experience in the pharmaceutical industry bring financial expertise, industry knowledge, and research and development experience to the Board.

Robert Fried, 56, has served as a director of the Company since July 2015 and has served as a member of the Nominating and Corporate Governance Committee since July 2015.  Mr. Fried served as Chairman of the Board of Directors of IDI, Inc. (NYSE MKT:IDI) (formerly Tiger Media, Inc.), an information solutions provider focused on the multi-billion dollar data fusion market and formerly a Chinese advertising company prior to its merger with the parent company of Interactive Data, LLC, from 2011 until June 2015. From 2007-2009, he was the president, CEO and a director of Ideation Acquisition Corporation, a special purpose acquisition company. Mr. Fried is the founder and CEO of Feeln, a subscription streaming video service, which was acquired by Hallmark Cards Inc. in 2012. Since then, he manages digital businesses for Hallmark including Feeln, Hallmark e-cards, and Hallmark Print on Demand.  Mr. Fried is also an Academy Award winning motion picture producer whose credits include Rudy, Collateral, Boondock Saints, So I Married an Axe Murderer, Godzilla, and numerous others. From December 1994 until June 1996, he was President and CEO of Savoy Pictures, a unit of Savoy Pictures Entertainment, Inc., which was sold in 1996 to Silver King Communications, which is now a part of InterActive Corp. Mr. Fried has also held several executive positions including Executive Vice President in charge of Production for Columbia Pictures, Director of Film Finance and Special Projects for Columbia Pictures, and Director of Business Development at Twentieth Century Fox. Mr. Fried holds an M.S. from Cornell University and an M.B.A. from the Columbia University Graduate School of Business.  The Nominating and Corporate Governance Committee believes that Mr. Fried’s past experience as Chairman of the Board of Directors of another public company bring financial expertise and industry knowledge to the Board.

Executive Officers

Thomas C. Varvaro, 46, has served as the Company’s Chief Financial Officer since January 2004 and Secretary since March 2006.  He also served as a director from March 2006 until May 2010.  Mr. Varvaro is responsible for overseeing all of Company’s operations including all aspects of accounting, information technology, inventory, distribution, and human resources management.  Since April 2015, Mr. Varvaro has served on the board of directors of MabVax Therapeutics Holdings, Inc. (OTCQB:MBVX), which he is a member of the audit, compensation and nominating and governance committees.  Mr. Varvaro has extensive process mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment.  Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property (IP), contract and employment law.  From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources.  From 1993 to 1998, Mr. Varvaro was employed by Maple Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a leader in specialty bakery products. During his tenure Mr. Varvaro served in information technology and accounting roles while helping to shepherd the company from a single facility to national leader in specialty bakery products.  Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.

Troy Rhonemus, 43, has served as the Company’s Chief Operating Officer since March 2014 and a Director of New Technology and Supply Chain from January 2013 to February 2014.  Mr. Rhonemus is responsible for overseeing all of Company’s operations including all aspects of sales, marketing, supply chain management, distribution, and new technology development. Mr. Rhonemus also consults with customers to improve the supply chain management of raw materials to meet government regulations, which includes developing supply chain strategies, auditing manufacturers and developing an understanding of how to manage supplies from countries outside the Unites States.  Mr. Rhonemus has extensive experience in managing operations and supply chain, business strategies, and the roll-out of new processes, technologies and products. From 2006 to 2012, Mr. Rhonemus held several positions at Cargill, Inc. As Truvia® Business Process Manager, he served as the product line lead for managing the operations and supply chain of the Truvia® enterprise from leaf to consumer products. As Technology Manger, Mr. Rhonemus served as technical lead for process and product development for Truvia® consumer products and ingredient business. From 2004 to 2006, Mr. Rhonemus served as Principal Research Scientist at E&J Gallo Winery, where he developed experimental designs to ensure that all project work was statistically valid in the lab, pilot and production wineries. From 1998 to 2004, Mr. Rhonemus served as Senior Research Scientist and as Process Technology Manager at Cargill, Inc. In these positions, Mr. Rhonemus solved technical problems and implemented new technologies into production. He identified potential tolling facilities, coordinated tolling efforts, directly supervised and developed new processes and solved technical issues in existing business units in Cargill.  Mr. Rhonemus has earned a M.A. in Chemistry and a B.S. in Chemistry from Ball State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended January 2, 2016 except as follows:  Jeff Baxter was late in filing Initial Statement of Beneficial Ownership of Securities on Form 3.

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

Director Attendance

The Board held 8 meetings during 2015. Each director attended at least 75% of Board meetings and meetings of the committees on which he served except as follows:  Hugh Dunkerley attended 50% of Board meetings during 2015.

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

Our Audit Committee currently consists of three directors: Messrs. Reid Dabney (chairman), Stephen Block and Jeff Baxter. The Board has determined that:

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

In this context, the Audit Committee has reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended January 2, 2016 (our 2015 fiscal year) and the notes thereto. It has discussed with Marcum, LLP, our independent registered public accounting firm for the 2015 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee also received the written disclosures and the letter from Marcum, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Marcum’s communications by the Audit Committee concerning independence and discussed with Marcum, LLP its independence from us. Based on such review and discussions, the Audit Committee recommended to the Board that our audited consolidated financial statements be included in this Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and be filed with the SEC.

                                                                                            Submitted by:

                                                                                            The Audit Committee Of
                                                                                            The Board of Directors
Reid Dabney (Chairman)
Stephen Block
Jeff Baxter

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three directors: Stephen Allen (chairman), Jeff Baxter and Robert Fried.  The Board has determined that all members of the Nominating and Corporate Governance Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

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

Submitted by the Compensation Committee

Stephen A. Block, Chairman

Hugh Dunkerley

Stephen Allen

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2015 should be read together with the compensation tables and related disclosures set forth below.

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

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his or her industry and expected contributions to the Company. Base salary is regularly evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. In some circumstances our executive officers have elected to take less than market salaries.  These salaries may be increased in the future based on the Company’s and the executive officer’s performance and market conditions to a competitive base salary that is in line with his or her role and responsibilities when compared to peer companies of comparable size in similar locations.

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

In 2015, we paid bonuses of $85,890, $56,219 and $33,731, respectively to our executive officers Frank L. Jaksch Jr., Thomas C. Varvaro and Troy A. Rhonemus.  These bonus amounts were calculated based upon achievements of the Company’s sales and Earnings Before Interest, Taxes, Depreciation, Amortization and Share-based compensation (“EBITDAS”) targets for the fiscal year 2014.  The sales and EBITDAS targets were from the Company’s 2014 budget.  Tables below illustrate how the bonus amounts were calculated for Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus

Bonus calculation for Mr. Jaksch – for fiscal year 2014, paid in 2015

Metric	Floor (in 1,000s)	Target (in 1,000s)	Actual (in 1,000’s)	Achievement % from Floor to Target (1)	Target Bonus % (2)	Payout Bonus % (3)	Base Salary	Bonus Payment (4)
Sales	$14,149	$18,865	$15,313	24.7%	25.0%	6.2%	$275,000	$16,973
EBITDAS	N/A	$(1,885)	$(1,880)	100.2%	25.0%	25.1%	$275,000	$68,917
							Total	$85,890

Bonus calculation for Mr. Varvaro – for fiscal year 2014, paid in 2015

Metric	Floor (in 1,000s)	Target (in 1,000s)	Actual (in 1,000’s)	Achievement % from Floor to Target (1)	Target Bonus % (2)	Payout Bonus % (3)	Base Salary	Bonus Payment (4)
Sales	$14,149	$18,865	$15,313	24.7%	20.0%	4.9%	$225,000	$11,109
EBITDAS	N/A	$(1,885)	$(1,880)	100.2%	20.0%	20.0%	$225,000	$45,110
							Total	$56,219

Bonus calculation for Mr. Rhonemus – for fiscal year 2014, paid in 2015

Metric	Floor (in 1,000s)	Target (in 1,000s)	Actual (in 1,000’s)	Achievement % from Floor to Target (1)	Target Bonus % (2)	Payout Bonus % (3)	Base Salary	Bonus Payment (4)
Sales	$14,149	$18,865	$15,313	24.7%	15.0%	3.7%	$180,000	$6,665
EBITDAS	N/A	$(1,885)	$(1,880)	100.2%	15.0%	15.0%	$180,000	$27,066
							Total	$33,731

(1)
Achievement % for sales is calculated by linearly interpolating the actual amount from floor to target, with floor being 0% and target being 100%.  Achievement % for EBITDAS is calculated by following formula: Achievement % = 1-((Target – Actual)/Target)

(2)
Per employment agreement, Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus are entitled to receive a bonus up to 50%, 40% and 30% of base salary, respectively.  For each metric, 50% of this amount was allocated.

(3)	Payout bonus % is calculated by multiplying achievement % to target bonus %.
(4)	Bonus payment is calculated by multiplying payout bonus % to base salary

In 2016, we plan to pay bonuses of $55,000, $36,000 and $22,800, respectively to Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus for services performed during 2015.  These amounts were calculated based upon the Company's overall performance, including achievement of sales and profitability targets for the fiscal year 2015.  Unlike the bonuses paid in 2015, which were based on the Company's financial performance for fiscal year 2014, the amounts to be paid out in 2016 were determined on a discretionary basis by our Compensation Committee. The bonus pay out % was determined as 20%, 16% and 12% of base salary for Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus, respectively. These amounts represent payouts of 40% of the total bonus opportunity for each executive.  When determining the bonus pay out %, our Compensation Committee considered numerous factors including the following milestones that the Company achieved during 2015: (i) first year to achieve net sales of $20 million or more; (ii)  our top selling ingredient, nicotinamide riboside ("NR") was recognized by the FDA as a "New Dietary Ingredient."  NR was also "Generally Recognized As Safe" by an independent panel of expert toxicologists; (iii) successful launch of "Quality Seal Verification" program, which brought a revenue of $400,000; and (iv) entering into joint development agreement with The Procter & Gamble Company ("P&G") for use of our proprietary ingredient in P&G branded products, for which P&G will make payments based on achievement of various milestones.

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

On June 6, 2012, Frank L. Jaksch Jr. and Thomas C. Varvaro were each awarded 250,000 shares of restricted stock.  In addition, on January 2, 2014, Mr. Jaksch and Mr. Varvaro were each awarded 250,000 shares each of restricted stock.  These shares were to originally vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  These awarded shares were not vested as of January 2, 2016.  On March 7, 2016, the Company and each of the executives amended the restricted stock awards to provide that the awards shall not vest upon the market price of the Company’s stock exceeding a certain price or listing of the Company’s stock on a national securities exchange.

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

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming to local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.  One of the benefits programs we offer is a broad-based 401(k) plan to which we make contributions in cash.

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

The Role of Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”).  At the Company’s 2015 annual meeting of stockholders, the stockholders recommended, on an advisory basis, a three-year frequency with which the Company should conduct future stockholder advisory votes on named executive officer compensation. The Compensation Committee will consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer (the principal executive officer), our Chief Financial Officer (the principal financial officer) and our Chief Operating Officer, each of whom served during the year ended January 2, 2016 as our executive officers.

Name	Year	Salary	Bonus	Stock Awards (1)		Option Awards (2)		All Other Compensation (3)	Total ($)
Frank L. Jaksch Jr.	2015	$275,000	$85,890	-		$114,857	(4)	$8,642	$484,389
	2014	$275,000	$30,000	$352,500	(5)	$138,518	(6)	$7,748	$803,766
	2013	$225,000	$51,242	-		-		$6,827	$283,069
Thomas C. Varvaro	2015	$225,000	$56,219	-		$96,229	(7)	$8,437	$385,885
	2014	$225,000	$24,200	$352,500	(8)	$115,807	(9)	$6,816	$724,323
	2013	$175,000	$29,891	-		-		$3,900	$208,791
Troy A. Rhonemus(10)	2015	$186,962	$33,731	-		$76,091	(11)	$6,642	$303,426
	2014	$179,039	-	-		$358,723	(12)	$5,371	$543,133
	2013	-	-	-		-		-	-

(1)
 The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of restricted stock awards.  These restricted stock awards originally had following vesting conditions: the earlier to occur of (A) the average closing market price of the Company’s common stock exceeds $2.50 per share over any six month period, (B) the Company experiences a change in control, (C) the Company’s common stock or assets are acquired by, or the Company merges with, another entity or engages in another form of reorganization as a result of which it is not the surviving corporation, (D) service is terminated without cause for any reason, or (E) the Company’s stock is listed on a national securities exchange.  The fair values of these restricted stock awards were based on the trading price of the Company’s common stock on the date of grant.  On March 7, 2016 the Company and each of the executives amended the restricted stock awards to provide that the awards shall not vest upon the market price of the Company’s common stock exceeding $2.50 per share or listing of the Company’s stock on a national securities exchange.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal years ended January 2, 2016 and January 3, 2015.  See Note 9 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 2, 2016 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

(3)	The amounts in this column titled “All Other Compensation” above reflect matching 401(k) contributions.

(4)
On July 6, 2015, Frank L. Jaksch Jr. was granted options to purchase 150,000 shares of ChromaDex common stock at an exercise price of $1.22.  These options expire on July 6, 2025 and 25% of the options vest on July 6, 2016 and the remaining 75% vest 2.083% monthly thereafter.

(5)
On January 2, 2014, Frank L. Jaksch Jr. was awarded 250,000 shares of restricted stock. These shares vest upon the achievement of certain milestones. As of January 2, 2016, these shares have not vested.

(6)
On June 18, 2014, Frank L. Jaksch Jr. was granted options to purchase 150,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vested on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

(7)
On July 6, 2015, Thomas C. Varvaro was granted options to purchase 125,000 shares of ChromaDex common stock at an exercise price of $1.22.  These options expire on July 6, 2025 and 25% of the options vest on July 6, 2016 and the remaining 75% vest 2.083% monthly thereafter.

(8)	On January 2, 2014, Thomas C. Varvaro was awarded 250,000 shares of restricted stock. These shares vest upon the achievement of certain milestones. As of January 2, 2016, these shares have not vested.

(9)
On June 18, 2014, Thomas C. Varvaro was granted options to purchase 125,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vested on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

(10)	Troy A. Rhonemus became the Company’s Chief Operating Officer on March 6, 2014.

(11)
On July 6, 2015, Troy A. Rhonemus was granted options to purchase 100,000 shares of ChromaDex common stock at   an exercise price of $1.22.  These options expire on July 6, 2025 and 25% of the options vest on July 6, 2016 and the remaining 75% vest 2.083% monthly thereafter.

(12)
On February 21, 2014, Troy A. Rhonemus was granted options to purchase 250,000 shares of ChromaDex common stock at an exercise price of $1.75.  These options expire on February 21, 2024 and 33% of the options vested on February 21, 2015 and the remaining 67% vest 2.778% monthly thereafter.  In addition, on June 18, 2014, Troy A. Rhonemus was granted options to purchase 75,000 shares of ChromaDex common stock at an exercise price of $1.25.  These options expire on June 18, 2024 and 25% of the options vested on June 18, 2015 and the remaining 75% vest 2.083% monthly thereafter.

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

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Jaksch to $275,000 per year and raising the annual cash bonus target for Mr. Jaksch up to 50% of his base salary.  In January 2016, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Jaksch a bonus of $55,000 for services provided to the Company during the fiscal year ending January 2, 2016.  On March 14, 2016, the Board increased the base salary of Mr. Jaksch to $320,000.

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

On January 2, 2014, the Board approved the recommendations of the Company’s Compensation Committee raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target for Mr. Varvaro up to 40% of his base salary.  In January 2016, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Varvaro a bonus of $36,000 for services provided to the Company during the fiscal year ending January 2, 2016.  On March 14, 2016, the Board increased the base salary of Mr. Varvaro to $250,000.

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

On March 17, 2015, the Board increased the base salary of Mr. Rhonemus to $190,000.  In addition, on April 16, 2015, the Board approved increasing the base salary of Mr. Rhonemus to $215,000, effective upon the listing of the Company’s common stock on a national securities exchange.  In January 2016, the Board approved the recommendations of the Company’s Compensation Committee paying Mr. Rhonemus a bonus of $22,800 for services provided to the Company during the fiscal year ending January 2, 2016.  On March 14, 2016, the Board increased the base salary of Mr. Rhonemus to $210,000.

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

2015 Director Compensation

From time to time, non-employee directors receive a stock award or a grant of options to buy our common stock. These stock awards and options are granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company, or the 2007 Plan. The number of shares awarded or the number of options granted and the vesting conditions are determined by the Compensation Committee of the Board of Directors. The vesting schedule on the options awarded for the fiscal year ended January 2, 2016 is as follows: 8.333% of the options vest monthly.

The following table provides information concerning compensation of our non-employee directors who were directors during the fiscal year ended January 2, 2016. The compensation reported is for services as directors for the fiscal year ended January 2, 2016.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Allen (3)	-	-	74,548	-	-	-	74,548
Stephen Block(4)	-	-	60,002	-	-	-	60,002
Reid Dabney(5)	-	-	58,184	-	-	-	58,184
Hugh Dunkerley(6)	-	-	49,093	-	-	-	49,093
Jeff Baxter(7)	-	-	194,552	-	-	-	194,552
Robert Fried(8)	-	-	134,384	-	-	-	134,384
Mark S. Germain(9)	-	153,750	-	-	-	-	153,750
Glenn L. Halpryn(10)	-	-	54,547	-	-	-	54,547

(1)
The amounts in the column titled “Stock Awards” above reflect the aggregate award date fair value of 125,000 shares of fully vested Company’s common stock awarded to Mark Germain on April 16, 2015.  The fair value of the stock award was based on the trading price of the Company’s common stock on the date of award.

(2)
The amounts in the column titled “Option Awards” above reflect the aggregate grant date fair value of stock option awards for the fiscal year ended January 2, 2016.  See Note 9 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 2, 2016 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.  Except as stated below with respect to options awarded to Mr. Fried, the options have an exercise price of $1.22 and, except as stated below with respect to options held by Mr. Halpryn, vest 1/12th every month for 12 months commencing in August 2015.

(3)	On July 6, 2015, Stephen Allen was awarded the option to purchase 102,500 shares of the Company’s common stock.

(4)	On July 6, 2015, Stephen Block was awarded the option to purchase 82,500 shares of the Company’s common stock.
(5)	On July 6, 2015, Reid Dabney was awarded the option to purchase 80,000 shares of the Company’s common stock.
(6)	On July 6, 2015, Hugh Dunkerley was awarded the option to purchase 67,500 shares of the Company’s common stock.
(7)	On July 6, 2015, Jeff Baxter was awarded the option to purchase 267,500 shares of the Company’s common stock.
(8)	On July 30, 2015, Robert Fried was awarded the option to purchase 200,000 shares of the Companny’s common stock with an exercise price of $1.10 per share.
(9)
On April 16, 2015, Mark Germain resigned from the Board of Directors and was awarded 125,000 shares of common stock.  Mr. Germain’s unvested restricted stock and options became fully vested upon his resignation from the Board of Directors.

(10)
On July 6, 2015, Glenn Halpryn was awarded the option to purchase 75,000 shares of the Company’s common stock.  On July 9, 2015, Mr. Halpryn resigned from the Board of Directors and his unvested restricted stock and options became fully vested upon his resignation from the Board of Directors.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended January 2, 2016:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Frank L. Jaksch Jr.	7/6/2015	150,000	$1.22	$114,857
Thomas C. Varvaro	7/6/2015	125,000	$1.22	$96,229
Troy A. Rhonemus	7/6/2015	100,000	$1.22	$76,091

(1)
The exercise price of the stock options awarded was determined in accordance with our Second Amended and Restated 2007 Equity Incentive Plan, which provides that the exercise price for an option granted be the average of the highest and lowest trading prices of our common stock on the date of grant.

(2)
Based upon the aggregate grant date fair value of stock option awards.  See Note 9 of the ChromaDex Corporation Consolidated Financial Report included in this Form 10-K for the year ended January 2, 2016 for a description of certain assumptions in the calculation of the fair value of the Company’s stock options.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised and restricted stock vested during the year ended January 2, 2016.  Our named executive officers did not exercise any options and restricted stock awarded to executive officers were not vested:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)
Frank L. Jaksch Jr.	-	$-	-	$-
Thomas C. Varvaro	-	$-	-	$-
Troy A. Rhonemus	-	$-	-	$-

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options and restricted stock granted to our named executive officers outstanding as of January 2, 2016.

Outstanding Stock Options at 2015 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank L. Jaksch Jr.	300,000	—		—	1.50	12/1/2016
	700,000	—		—	1.50	4/21/2018
	150,000	—		—	1.50	4/21/2018
	100,000	—		—	0.50	5/13/2019
	100,000	—		—	1.70	5/20/2020
	125,000	—		—	1.54	5/10/2021
	208,333	41,667	(1)	—	0.64	8/28/2022
	1,901,418	—		—	0.945	9/15/2022
	56,250	93,750	(2)	—	1.25	6/18/2024
	—	150,000	(3)	—	1.22	7/6/2025
Thomas C. Varvaro	250,000	—		—	1.50	12/1/2016
	100,000	—		—	1.50	4/21/2018
	75,000	—		—	0.50	5/13/2019
	336,700	—		—	1.545	5/20/2020
	75,000	—		—	1.545	5/20/2020
	4,288	—		—	1.54	5/10/2021
	166,667	33,333	(4)	—	0.64	8/28/2022
	863,511	—		—	0.945	9/15/2022
	46,875	78,125	(5)	—	1.25	6/18/2024
	—	125,000	(6)	—	1.22	7/6/2025
Troy A. Rhonemus	291,667	108,333	(7)	—	0.63	1/25/2023
	152,778	97,222	(8)	—	1.75	2/21/2024
	28,125	46,875	(9)	—	1.25	6/18/2024
	—	100,000	(10)	—	1.22	7/6/2025

(1)	5,208 of Mr. Jaksch’s options vest on 28th of every month through August 28, 2016.
(2)	3,125 of Mr. Jaksch’s options vest on 18th of every month through June 18, 2018.
(3)	37,500 of Mr. Jaksch’s options vest on July 6, 2016 and 3,125 of his options vest on 6th of every month thereafter through July 6, 2019.
(4)	4,167 of Mr. Varvaro’s options vest on 28th of every month through August 28, 2016.
(5)	2,604 of Mr. Varvaro’s options vest on 18th of every month through June 18, 2018.
(6)	31,250 of Mr. Varvaro’s options vest on July 6, 2016 and 2,604 of his options vest on 6th of every month thereafter through July 6, 2019.
(7)	8,333 of Mr. Rhonemus’ options vest on 25th of every month through January 25, 2017.
(8)	6,944 of Mr. Rhonemus’ options vest on 21st of every month through February 21, 2017.
(9)	1,563 of Mr. Rhonemus’ options vest on 18th of every month through June 18, 2018.
(10)	25,000 of Mr. Rhonemus’ options vest on July 6, 2016 and 2,083 of his options vest on 6th of every month thereafter through July 6, 2019.

Outstanding Restricted Stock at 2015 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (1	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2
Frank L. Jaksch Jr.	-	-	500,000	$610,000
Thomas C. Varvaro	-	-	500,000	$610,000
Troy A. Rhonemus	-	-	-	$-

(1)
On June 6, 2012, Frank L. Jaksch Jr. and Thomas C. Varvaro were each awarded 250,000 shares of restricted stock.  In addition, on January 2, 2014, Mr. Jaksch and Mr. Varvaro were each awarded 250,000 shares each of restricted stock.  These shares were to originally vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason.  On March 7, 2016, the Company and each of the executives amended the restricted stock awards to provide that the awards shall not vest upon the market price of the Company’s stock exceeding a certain price or listing of the Company’s stock on a national securities exchange.

(2)
The amounts in the column titled “Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested” above reflect the aggregate market value based on the closing market price of the Company’s stock on January 2, 2016.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 14, 2016, there were approximately 109,527,401 shares of our common stock outstanding.   The following table sets forth certain information regarding our common stock, beneficially owned as of March 14, 2016, by each person known to us to beneficially own more than 5% of our common stock, each executive officer and director, and all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after March 14, 2016 are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Aggregate Percentage Ownership

Dr. Phillip Frost (3)	16,052,941	14.62%
Michael Brauser (4)	9,166,388	8.34%
Barry Honig (5)	8,817,832	8.04%
Black Sheep, FLP (6)	6,225,155	5.68%
Directors
Stephen Allen (7)	367,917	*
Stephen Block (8)	646,231	*
Reid Dabney (9)	706,867	*
Hugh Dunkerley (10)	552,025	*
Jeff Baxter (11)	222,917	*
Robert Fried (12)	344,169	*
Frank L. Jaksch Jr. (13)	11,922,655	10.53%
Named Executive Officers
Frank L. Jaksch Jr., Chief Executive Officer	(See above)
Thomas C. Varvaro, Chief Financial Officer (14)	2,452,124	2.20%
Troy Rhonemus, Chief Operating Officer (15)	554,931	*
All directors and executive officers as a group
(7 Directors plus Chief Financial Officer
and Chief Operating Officer) (16)	17,769,834	15.03%

*	Represents less than 1%.

(1)
Addresses for the beneficial owners listed are: Dr. Phillip Frost, 4400 Biscayne Blvd., Suite 1500, Miami, FL 33137; Michael Brauser, 4400 Biscayne Blvd., Suite 850, Miami, FL 33137; Barry Honig, 555 South Federal Highway, #450, Boca Raton, FL 33432; and Black Sheep, FLP 6 Palm Hill Drive, San Juan Capistrano, CA  92675.

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

(3)
Includes 6,386,273 shares of common stock held by Frost Gamma Investments Trust and 9,400,000 shares of common stock held by Phillip and Patricia Frost Philanthropic Foundation, Inc. Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust.  Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.  Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation.  Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Phillip Frost is President of Phillip and Patricia Frost Philanthropic Foundation, Inc.  Dr. Frost is a stockholder and chairman of the board of Ladenburg Thalmann Financial Services, Inc. (NYSE:LTS), parent company of Ladenburg Thalmann & Co., Triad Advisors, Inc. and Investacorp Inc., each registered broker-dealers.

(4)
Direct ownership of (i) 1,209,098 shares of common stock; and (ii) through Michael & Betsy Brauser TBE, 3,626,428 shares of common stock.  Indirect ownership through (i) 871,270 shares held by Grander Holdings, Inc. 401K Profit Sharing Plan of which Mr. Brauser is a trustee; (ii) 342,857 shares held by the Brauser 2010 GRAT of which Mr. Brauser is a trustee; (iii) 342,857 shares held by Birchtree Capital, LLC of which Mr. Brauser is the manager; (iv) 1,692,856 shares held by BMB Holdings, LLLP of which Mr. Brauser is the manager of its general partner; and (v) 714,284 shares held by Betsy Brauser Third Amended Trust Agreement beneficially owned by Mr. Brauser's spouse which are disclaimed by him.  Includes 246,738 stock options exercisable within 60 days held by Mr. Brauser and 120,000 warrants held by Grander Holdings, Inc. 401K Profit Sharing Plan.

(5)
Direct ownership of 4,832,059 shares of common stock.  Indirect ownership includes (i) 230,000 shares owned by GRQ Consultants, Inc. Defined Benefits Plan for the benefit of Mr. Honig; (ii) 943,966 shares owned by GRQ Consultants, Inc. 401K of which Mr. Honig is the beneficiary; (iii) 2,103,571 shares owned by GRQ Consultants Inc. Roth 401K FBO Renee Honig, Mr. Honig's spouse, of which Mr. Honig has voting and investment power and disclaims beneficial ownership; (iv) 413,336 shares owned by GRQ Consultants Inc. Roth 401K FBO Barry Honig, of which Mr. Honig has voting and investment power; and (v) 89,900 shares owned by GRQ Consultants, Inc., of which Mr. Honig is the President.  Includes 205,000 stock options held by Mr. Honig exercisable within 60 days.  Excludes (i) 206,664 shares of common stock underlying warrants held by GRQ Consultants, Inc. 401K and (ii) 206,668 shares of common stock underlying warrants held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig, both of which contain a 4.99% beneficial ownership blocker.

(6)
Black Sheep, FLP is a family limited partnership the co-general partners of which are Frank L. Jaksch, Jr. and Tricia Jaksch and the sole limited partners of which are Frank L. Jaksch, Jr., Tricia Jaksch and the Jaksch Family Trust.

(7)	Includes 367,917 stock options exercisable within 60 days.

(8)	Includes 596,231 stock options exercisable within 60 days.

(9)	Includes 696,867 stock options exercisable within 60 days.

(10)	Includes 542,025 stock options exercisable within 60 days.

(11)	Includes 222,917 stock options exercisable within 60 days.

(12)
Direct ownership of 155,937 shares of common stock.  Indirect ownership through 20,232 shares held by Jeremy Fried and 18,000 shares held by Benjamin Fried, who are both sons of Robert Fried.  Includes 150,000 stock options exercisable within 60 days.

(13)
Includes 1,429,000 shares owned by the FMJ Family Limited Partnership, beneficially owned by Frank L Jaksch Jr. because Mr. Jaksch Jr. has shared voting power for such shares. Includes 6,225,155 shares owned by Black Sheep, FLP beneficially owned by Mr. Jaksch Jr. because he has shared voting power and shared dispositive power for such shares. Includes 594,165 shares directly owned by Mr. Jaksch Jr. Includes 3,674,335 stock options exercisable within 60 days.

(14)	Includes 1,945,124 stock options exercisable within 60 days.

(15)
Direct ownership of 5,000 shares of common stock.  Indirect ownership through Toni Rhonemus IRA of 10,000 shares beneficially owned by Toni Rhonemus who is Mr. Rhonemus’ wife.  Includes 539,931 stock options exercisable within 60 days.

(16)	Includes 8,735,345 stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of January 2, 2016:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	15,734,755	$1.15	3,321,226	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	15,734,755	$1.15	3,321,226	(1)

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

In connection with the foregoing, also on August 28, 2015, the Company and Healthspan entered into an interest purchase agreement and limited liability company agreement pursuant to which the Company was issued 9% of the outstanding equity interests of Healthspan.  Robert Fried, a director of the Company, is the manager of Healthspan and owns 91% of the outstanding equity interests of Healthspan.  The Supply Agreement, interest purchase agreement and limited liability company agreement were unanimously approved by the independent directors of the Company.

As of January 2, 2016, the Company had not shipped any NIAGEN® to Healthspan and Healthspan did not issue any equity interests to the Company.  Accordingly, there is no accounting recognition of this arrangement for the twelve-month period ended on January 2, 2016.

On November 4, 2015, the Company entered into securities purchase agreements with Barry Honig, Michael Brauser and Frost Gamma Investments Trust, each beneficial owners of over 5% of our common stock, to raise an aggregate of $2,000,000 in a registered direct offering.  Pursuant to the purchase agreements, the Company sold a total of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of eight shares of the Company’s common stock and a warrant to purchase four shares of common stock at an exercise price of $1.50 and a term of 3 years.  The offering was made pursuant to a prospectus supplement dated November 4, 2015 and an accompanying prospectus dated May 8, 2015 pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on May 8, 2015 and became effective on June 5, 2015 (File No. 333-203204). The prospectus supplement registered the shares of common stock issued in the offering and the common stock underlying the warrants.

The Company did not have any transactions with related persons during the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

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

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Stephen Allen, Stephen Block, Reid Dabney, Hugh Dunkerley, Jeff Baxter and Robert Fried has no material relationship with our Company and is independent within the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Frank L. Jaksch Jr. does not meet the independence standards because of he is the Chief Executive Officer of our Company.

Item 14.                      Principal Accounting Fees and Services

Audit Fees

The following table sets forth fees billed to us by Marcum LLP, our independent registered public accounting firm during the fiscal years ended January 2, 2016 and January 3, 2015.

	2015	2014
Audit Fees (1)	$271,000	$229,000
Audit-Related Fees (2)	$15,000	$5,000
Tax Fees (3)	$—	$—
All Other Fees	$—	$—

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 17th day of March 2016.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 17, 2016
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 17, 2016
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ STEPHEN ALLEN	Chairman of the Board and Director	March 17, 2016
Stephen Allen

/s/ STEPHEN BLOCK	Director	March 17, 2016
Stephen Block

/s/ REID DABNEY	Director	March 17, 2016
Reid Dabney

/s/ HUGH DUNKERLEY	Director	March 17, 2016
Hugh Dunkerley

/s/ JEFF BAXTER	Director	March 17, 2016
Jeff Baxter

/s/ ROBERT FRIED	Director	March 17, 2016
Robert Fried

EXHIBIT INDEX

Exhibit No.	Description
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

4.4	Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (New design effective as of January 1, 2016)❖
10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Form of Indemnification Agreement entered into between the Company and existing directors and officers on October 27, 2010 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010)+

10.8
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.9
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.10
Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.11
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to ChromaDex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.13
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and ChromaDex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.14
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17
Technology License Agreement dated June 30, 2008 between The Research Foundation of the State University of New York and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2008)*

10.18
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.19
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.20
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.21
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.22
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2012)*

10.23
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2013)*

10.24
Niagen Supply Agreement, dated July 9, 2013, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.25
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 21, 2013)*

10.26
Niagen Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.27
Purenergy Supply Agreement by and between ChromaDex Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.28
Employment Agreement by and between ChromaDex Corp. and Troy Rhonemus dated March 6, 2014 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2014)+

10.29
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014)*

10.30
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2014)*

10.31
Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated September 29, 2014 (incorporated by reference from, and filed as Exhibit 10.39 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)

10.32
License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.40 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)*

10.33
Transfer and Notice of Conversion by ChromaDex Corporation, Alpha Capital Anstalt and Palladium Capital Advisors, LLC, and by NeutriSci International Inc. and Disani Capital Corp. executed on November 26, 2014 (incorporated by reference from, and filed as Exhibit 10.41 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)

10.34
Share Transfer Agreement by and between ChromaDex Corporation and Emprise Capital Corporation dated November 25, 2014 (incorporated by reference from, and filed as Exhibit 10.42 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)

10.35
Exclusive License and Supply Agreement, effective as of May 12, 2015 between Suntava, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.36
Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.37
Amendment No. 1 to Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated June 17, 2015 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015)

10.38
Exclusive Supply Agreement, effective as of August 27, 2015 between Healthspan Research, LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.39
Limited Liability Company Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

Interest Purchase Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.40
Take or Pay Purchase Agreement for nicotinamide riboside chloride, effective as of September 21, 2015, between W.R. Grace & Co. Conn. And ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.41
Supply Agreement, effective as of August 28, 2015 and First Addendum to Supply Agreement, effective as of September 30, 2015 between Nectar7 LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.42
Form of Securities Purchase Agreement, dated as of November 4, 2015, between existing stockholders and ChromaDex Corporation.  (incorporated by reference from and filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2015)

10.43
Form of Warrant under the Securities Purchase Agreement, dated as of November 4, 2015, between existing stockholders and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2015)

10.44	Joint Development Agreement, effective as of October 30, 2015, between the Procter & Gamble Company and ChromaDex, Inc.❖ **
10.45
Form of Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation  (incorporated by reference from and filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

10.46
Form of Warrant under the Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

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