Form 10-Q
period 2016-04-02
ChromaDex Corp.
filed 2016-05-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016

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

Large accelerated filer ____                                                                                Accelerated filer   X
Non-accelerated filer ____                                                                                Smaller reporting company ____
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

As of May 11, 2016 there were 36,554,481 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
April 2, 2016 and January 2, 2016

	April 2, 2016	January 2, 2016
	(Unaudited)
Assets

Current assets
Cash	$2,995,506	$5,549,672
Trade receivables, net of allowances of $339,000 and $367,000, respectively	4,330,115	2,450,591
Inventories	6,688,920	8,173,799
Prepaid expenses and other assets	359,642	373,567
Total current assets	14,374,183	16,547,629

Leasehold improvements and equipment, net	1,722,768	1,788,645
Deposits	58,726	58,883
Intangible assets, net	357,741	354,052
Longterm investment	20,318	-
Total assets	$16,533,736	$18,749,209

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$2,905,105	$6,223,958
Accrued expenses	1,350,860	1,302,865
Current maturities of loan payable	1,866,713	1,528,578
Current maturities of capital lease obligations	218,919	219,689
Customer deposits and other	339,600	272,002
Deferred rent, current	26,143	39,529
Total current liabilities	6,707,340	9,586,621

Loan payable, less current maturities, net	2,913,854	3,345,335
Capital lease obligations, less current maturities	391,817	444,589
Deferred rent, less current	92,519	97,990
Total liabilities	10,105,530	13,474,535

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; authorized 50,000,000 shares;
issued and outstanding April 2, 2016 36,180,849 and January 2, 2016 36,003,589 shares	36,181	36,004
Additional paid-in capital	48,431,789	47,534,059
Accumulated deficit	(42,039,764)	(42,295,389)
Total stockholders' equity	6,428,206	5,274,674
Total liabilities and stockholders' equity	$16,533,736	$18,749,209

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended April 2, 2016 and April 4, 2015

	April 2, 2016	April 4, 2015

Sales, net	$7,331,945	$5,260,971
Cost of sales	3,880,526	3,333,347

Gross profit	3,451,419	1,927,624

Operating expenses:
Sales and marketing	544,722	585,777
Research and development	464,072	121,095
General and administrative	1,988,559	2,126,836
Operating expenses	2,997,353	2,833,708

Operating income (loss)	454,066	(906,084)

Nonoperating income (expense):
Interest income	794	718
Interest expense	(188,495)	(120,149)
Nonoperating expenses	(187,701)	(119,431)

Income (loss) before taxes	266,365	(1,025,515)
Provision for taxes	(10,740)	-

Net income (loss)	$255,625	$(1,025,515)

Basic earnings (loss) per common share	$0.01	$(0.03)

Diluted earnings (loss) per common share	$0.01	$(0.03)

Basic weighted average common shares outstanding	36,414,041	35,732,866

Diluted weighted average common shares outstanding	37,472,579	35,732,866

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Month Period Ended April 2, 2016

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 2, 2016	36,003,589	$36,004	$47,534,059	$(42,295,389)	$5,274,674

Issuance of common stock, net of	128,205	128	479,872	-	480,000
offering costs of $20,000

Exercise of stock options	47,055	47	93,825	-	93,872

Share-based compensation	-	-	324,035	-	324,035

Vested restricted stock	2,000	2	(2)	-	-

Net income	-	-	-	255,625	255,625

Balance, April 2, 2016	36,180,849	$36,181	$48,431,789	$(42,039,764)	$6,428,206

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended April 2, 2016 and April 4, 2015

	April 2, 2016	April 4, 2015
Cash Flows From Operating Activities
Net income (loss)	$255,625	$(1,025,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	82,506	66,902
Amortization of intangibles	11,311	10,124
Share-based compensation expense	324,035	715,909
Allowance for doubtful trade receivables	(28,785)	13,526
Loss from disposal of equipment	-	17,475
Non-cash financing costs	53,449	46,948
Changes in operating assets and liabilities:
Trade receivables	(1,850,739)	(341,270)
Inventories	1,464,561	502,645
Prepaid expenses and other assets	14,082	(81,584)
Accounts payable	(3,318,853)	(810,658)
Accrued expenses	47,995	149,894
Customer deposits and other	67,598	158,917
Deferred rent	(18,857)	(14,371)
Net cash used in operating activities	(2,896,072)	(591,058)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(16,629)	(95,778)
Purchases of intangible assets	(15,000)	(5,000)
Net cash used in investing activities	(31,629)	(100,778)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	480,000	-
Proceeds from exercise of stock options	93,872	-
Principal payments on loan payable	(146,795)	-
Principal payments on capital leases	(53,542)	(57,075)
Net cash provided by (used in) financing activities	373,535	(57,075)

Net decrease in cash	(2,554,166)	(748,911)

Cash Beginning of Period	5,549,672	3,964,750

Cash Ending of Period	$2,995,506	$3,215,839

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$135,046	$73,202

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$-	$303,933
Inventory supplied free of charge to Healthspan Research, LLC	$20,318	$-
Retirement of fully depreciated equipment - cost	$26,666	$-
Retirement of fully depreciated equipment - accumulated depreciation	$(26,666)	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of April 2, 2016 and results of operations and cash flows for the three months ended April 2, 2016 and April 4, 2015. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2016. Operating results for the three months ended April 2, 2016 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at January 2, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business and Liquidity

Nature of business:  The Company leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. In addition to our ingredient technologies unit, we also have business units focused on natural product fine chemicals (known as "phytochemicals"), chemistry and analytical testing services, and product regulatory and safety consulting (known as Spherix Consulting). As a result of our relationships with leading universities and research institutions, we are able to discover and license early stage, Intellectual Property-backed ingredient technologies. We then utilize our in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients. Our ingredient portfolio is backed with clinical and scientific research, as well as extensive Intellectual Property protection.

Liquidity:  The Company generated income from operations of approximately $454,000 and net income of approximately $256,000 for the three-month period ended April 4, 2016.  As of April 4, 2016, the cash and cash equivalents totaled approximately $2,996,000.

While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least May 13, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 3. Significant Accounting Policies

Basis of presentation:  The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31.    Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2015 ended on January 2, 2016 consisted of normal 52 weeks. The fiscal year 2016 ending on December 31, 2016 will also include the normal 52 weeks.

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of April 2, 2016 and January 2, 2016 are as follows:

	April 2, 2016	January 2, 2016
Natural product fine chemicals	$1,094,083	$1,239,338
Bulk ingredients	5,714,837	7,195,461
	6,808,920	8,434,799
Less valuation allowance	(120,000)	(261,000)
	$6,688,920	$8,173,799

Note 4. Reverse Stock Split

On April 13, 2016, the Company effected a 1 for 3 reverse stock split.  All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if they took place as of the earliest period presented.  An additional 1,632 shares were issued to round up fractional shares as a result of the reverse stock split.

Note 5. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015

Net income (loss)	$255,625	$(1,025,515)

Basic weighted average common shares outstanding (1):	36,414,041	35,732,866

Basic earnings (loss) per common share	$0.01	$(0.03)

Dilutive effect of stock options, net	1,024,428	-
Dilutive effect of warrants, net	34,110	-

Diluted weighted average common shares outstanding :	37,472,579	35,732,866

Diluted earnings (loss) per common share	$0.01	$(0.03)

Potentially dilutive securities, total (2):
Stock options	5,203,419	4,715,657
Warrants	487,110	156,340
Convertible debt (3)	257,798	257,798

(1)   Includes 373,289 and 518,029 weighted average nonvested shares of restricted stock for the three months ended April 2, 2016 and April 4, 2015,  respectively, which  are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of diluted loss per share for the three month period ended April 4, 2015 as their impact is antidilutive.

(3) Excluded from the computation of diluted earnings per share for the three month period ended April 2, 2016 as its impact is antidilutive.

Note 6. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following:

	April 2, 2016	January 2, 2016

Laboratory equipment	$3,743,330	$3,737,908
Leasehold improvements	513,453	513,453
Computer equipment	384,120	404,228
Furniture and fixtures	17,056	17,056
Office equipment	24,805	21,547
Construction in progress	5,811	4,420
	4,688,575	4,698,612
Less accumulated depreciation	2,965,807	2,909,967
	$1,722,768	$1,788,645

Depreciation expense on leasehold improvements and equipment included in the consolidated statement of operations for the three months ended April 2, 2016 and April 4, 2015 was approximately $83,000 and $67,000, respectively.

Note 7. Loan Payable

Loan payable as of April 2, 2016 consists of the following:

Principal amount payable for following years ending December
2016	$1,223,659
2017	1,991,688
2018	1,637,858
Total principal payments	4,853,205
Accrued end of term charge	88,436
Total loan payable	4,941,641
Less unamortized debt issuance costs and debt discount	161,074
Less current portion	1,866,713
Loan payable – long term	$2,913,854

The total interest expenses related to the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of the end of term charge were approximately $175,000 and $106,000 for the three months ended April 2, 2016 and April 4, 2015, respectively.

Note 8. Share-Based Compensation

Non-Employee Stock Option Plans

The following table summarizes activity of stock options granted to non-employees at April 2, 2016 and changes during the three months then ended:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at January 2, 2016	864,174	$3.31	6.04

Options Granted	-	-	-	-
Options Exercised	(41,667)	1.92
Options Forfeited	-	-
Outstanding at April 2, 2016	822,507	$3.38	5.76		$824,000

Exercisable at April 2, 2016	815,007	$3.37	5.73		$820,000

The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.29, which is the closing price of the Company’s stock adjusted for the effect of 1 for 3 reverse split, on the last day of business for the period ended April 2, 2016.  The aggregate intrinsic values for options exercised during the three months ended April 2, 2016 was approximately $98,000.

Note 9. Stock Issuance

On March 11, 2016, the Company entered into Securities Purchase Agreement (“SPA”) with a certain existing stockholder to raise $500,000 in a registered direct offering.  Pursuant to the SPA, the Company sold a total of 128,205 Units at a purchase price of $3.90 per Unit, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of common stock (64,103 total) with an exercise price of $4.80 and a term of 3 years.  The estimated fair value of the warrant was approximately $108,000 and the warrant was determined to be classified as equity.  The fair value was estimated at the date of issuance using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrant issued.

March 11, 2016
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	60.00%
Risk-free rate	1.16%
Expected dividends	0.00%

Note 10. Warrants

The following table summarizes activity of warrants at April 2, 2016 and changes during the three months then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 2, 2016	423,007	$4.02	3.07

Warrants Issued	64,103	$4.80
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at April 2, 2016	487,110	$4.12	2.83	$171,000

The aggregate intrinsic value in the table above is based on the Company’s stock price of $4.29, which is the closing price of the Company’s stock adjusted for the effect of 1 for 3 reverse split, on the last day of business for the period ended April 2, 2016.

Note 11. Business Segments

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

Three months ended April 2, 2016	Ingredients segment	Core Standards and Contract Servicessegment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$4,600,626	$2,583,666	$147,653	$-	$7,331,945
Cost of sales	2,099,162	1,671,984	109,380	-	3,880,526

Gross profit	2,501,464	911,682	38,273	-	3,451,419

Operating expenses:
Sales and marketing	331,743	209,379	3,600	-	544,722
Research and development	464,072	-	-	-	464,072
General and administrative	-	-	-	1,988,559	1,988,559
Operating expenses	795,815	209,379	3,600	1,988,559	2,997,353

Operating income (loss)	$1,705,649	$702,303	$34,673	$(1,988,559)	$454,066

Three months ended April 4, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$2,680,341	$2,300,043	$280,587	$-	$5,260,971
Cost of sales	1,603,176	1,573,784	156,387	-	3,333,347

Gross profit	1,077,165	726,259	124,200	-	1,927,624

Operating expenses:
Sales and marketing	274,624	310,944	209	-	585,777
Research and development	121,095	-	-	-	121,095
General and administrative	-	-	-	2,126,836	2,126,836
Operating expenses	395,719	310,944	209	2,126,836	2,833,708

Operating income (loss)	$681,446	$415,315	$123,991	$(2,126,836)	$(906,084)

At April 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$9,566,763	$3,268,647	$89,354	$3,608,972	$16,533,736

At January 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$9,105,502	$3,306,624	$111,765	$6,225,318	$18,749,209

Disclosure of major customers

During the three months ended April 2, 2016, Customer C in our ingredients segment accounted for 27.4% of the Company’s total sales.  For the three months ended April 4, 2015, we did not have any customers who accounted for more than 10% of the Company’s total sales.

Note 12. Related-Party Transactions

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

During the three months ended April 2, 2016, the Company shipped NIAGEN® to Healthspan on a buy-one-get-one-free basis.  Our cost of NIAGEN® supplied free of charge was approximately $20,000 and this was recorded as a long term investment at our cost.  The Company has applied the cost method of accounting for this equity investment as the Company does not have an ability to exercise significant influence on Healthspan.

Note 13. Commitments and Contingencies

On February 29, 2016, the Company entered into a lease amendment to extend the term of the lease for its laboratory facility located in Boulder, Colorado through April 2023.  Pursuant to the lease amendment, the Company will make monthly lease payments ranging from $23,472 to $27,210, as the payments escalate during the term of the lease.

On March 4, 2016, the Company entered into a lease amendment to lease an office space located in Rockville, Maryland through April 2021.  Pursuant to the lease amendment, the Company will make monthly lease payments ranging from $3,450 to $3,883, as the payments escalate during the term of the lease.

Subsequent to the three-month period ended April 2, 2016, the Company entered into a lease to lease an office and laboratory space located in Longmont, Colorado through September 2023.  Pursuant to the lease, the Company will make monthly lease payments ranging from $8,586 to $11,518, as payments escalate during the term of the lease.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the Securities and Exchange Commission on March 17, 2016.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended April 2, 2016 compared with the three months ended April 4, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corp., and depending on the context, its subsidiaries.

Overview

The Company leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets.  In addition to the Company’s ingredient technologies unit, the Company also has business units focused on natural product fine chemicals, chemistry and analytical testing services, and product regulatory and safety consulting.  As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, Intellectual Property-backed ingredient technologies.  We utilize our in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients.  The Company’s ingredient portfolio is backed with clinical and scientific research, as well as extensive Intellectual Property protection.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

As of April 2, 2016, the Company had approximately $2,996,000 cash and cash equivalents on hand.  We anticipate that our current cash and cash equivalents on hand, and cash generated from operations will be sufficient to meet our projected operating plans through at least May 13, 2017.  We may, however, seek additional capital prior to May 13, 2017, both to meet our projected operating plans after May 13, 2017 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales and net income (loss) for the three-month periods ending on April 2, 2016 and April 4, 2015 were as follows:

	Three months ending
	April 2, 2016	April 4, 2015

Net sales	$7,332,000	$5,261,000
Net income (loss)	256,000	(1,026,000)

Basic income (loss) per common share	$0.01	$(0.03)
Diluted income (loss) per common share	$0.01	$(0.03)

Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients and invest in a pilot plant facility that has the capability of manufacturing at a process scale for products that we are planning to take to market as well as to explore cost savings processes for existing products.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
	April 2, 2016	April 4, 2015	Change
Net sales:
Ingredients	$4,600,000	$2,680,000	72%
Core standards and contract services	2,584,000	2,300,000	12%
Scientific and regulatory consulting	148,000	281,000	-47%

Total net sales	$7,332,000	$5,261,000	39%

•	The increase in sales for the ingredients segment is mainly due to increased sales of “NIAGEN®.”

•	The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

•
The decrease in sales for the scientific and regulatory consulting segment is due to the timing of completion of consulting projects for customers and a further emphasis on intercompany work supporting our ingredients segment.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
	April 2, 2016		April 4, 2015
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$2,099,000	46%	$1,603,000	60%
Core standards and contract services	1,672,000	65%	1,574,000	68%
Scientific and regulatory consulting	110,000	74%	156,000	56%

Total cost of sales	$3,881,000	53%	$3,333,000	63%

The cost of sales, as a percentage of net sales, decreased 10%.

•	The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

•
The cost of sales, as a percentage of net sales for the core standards and contract services segment decreased 3%.  The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowing our cost of sales as a percentage of net sales.

•
The percentage increase in cost of sales for the scientific and regulatory consulting segment is largely due to completing less consulting projects as fixed labor costs make up the majority costs for the consulting segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
	April 2, 2016	April 4, 2015	Change
Gross profit:
Ingredients	$2,501,000	$1,077,000	132%
Core standards and contract services	912,000	727,000	25%
Scientific and regulatory consulting	38,000	124,000	-69%

Total gross profit	$3,451,000	$1,928,000	79%

•
The increased gross profits for the ingredients segment is due to the increased sales of the ingredient portfolio we offer, coupled with lower prices from our suppliers due to increased purchase volumes.

•
The increased gross profit for the core standards and contract services segment is largely due to the increased sale of analytical testing and contract services.  Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales, hence yielding higher profit margin.

•	The decreased gross profit for the scientific and regulatory consulting segment is largely due to the decrease in sales which resulted in a lower labor utilization rate.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending
	April 2, 2016	April 4, 2015	Change
Sales and marketing expenses:
Ingredients	$332,000	$275,000	21%
Core standards and contract services	209,000	311,000	-33%
Scientific and regulatory consulting	4,000	-

Total sales and marketing expenses	$545,000	$586,000	-7%

•	For the ingredients segment, the increase is largely due to increased marketing efforts for our line of proprietary ingredients.

•
For the core standards and contract services segment, the decrease is largely due to making certain operational changes as certain personnel who were previously assigned to sales and marketing group were moved to an administrative group.  We do anticipate increased expenses going forward as we increase marketing efforts.

•	For the scientific and regulatory consulting segment, we did not incur any sales and marketing expenses for the three-month period ended April 4, 2015.

Operating Expenses-Research and Development

Research and Development Expenses mainly consist of clinical trials and process development expenses for our line of proprietary ingredients.

	Three months ending
	April 2, 2016	April 4, 2015	Change
Research and development expenses:
Ingredients	$464,000	$121,000	283%

•
All our research and development efforts are for the ingredients segment.  For the three-month period ended April 2, 2016, we increased our research and development efforts with a focus on our “NIAGEN®” brand.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of research and development, general company administration, IT, accounting and executive management.

	Three months ending
	April 2, 2016	April 4, 2015	Change

General and administrative	$1,989,000	$2,127,000	-6%

•
One of the factors that contributed to the decrease in general and administrative expense was a decrease in share-based compensation.  For the three-month period ended April 2, 2016, our share-based compensation decreased to approximately $324,000, compared to approximately $716,000 for the comparable period in 2015.  The decrease in share-based compensation expense was offset by the increase of approximately $121,000 in expenses associated with administrative staff.  We made certain operational changes as certain personnel who were previously assigned to sales and marketing group were moved to an administrative group in 2016.  We anticipate increased general and administrative expenses going forward as our operations continue to grow.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the three-month period ended April 2, 2016 was approximately $1,000, identical compared to approximately $1,000 for the three-month period ended April 4, 2015.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending
	April 2, 2016	April 4, 2015	Change

Interest expense	$188,000	$120,000	57%

•
The increase in interest expense was mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down first $2.5 million on September 29, 2014 and second $2.5 million on June 18, 2015.

Income Taxes

At April 2, 2016 and April 4, 2015, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 4% for the three-month period ended April 2, 2016 and 0% for the three-month period ended April 4, 2015.

Depreciation and Amortization

Depreciation expense for the three-month period ended April 2, 2016, was approximately $83,000 as compared to $67,000 for the three-month period ended April 4, 2015.  We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.  Amortization expense of intangible assets for the three-month period ended April 2, 2016, was approximately $11,000 as compared to $10,000 for the three-month period ended April 4, 2015.  We amortize intangible assets using a straight-line method over 10 years.

Liquidity and Capital Resources

From inception and through April 2, 2016, we have incurred aggregate losses of approximately $42 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

While, we anticipate that our current cash and cash equivalents on hand, and cash generated from will be sufficient to meet our projected operating plans through at least May 13, 2017, we may seek additional capital prior to May 13, 2017, both to meet our projected operating plans through and after May 13, 2017 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to May 13, 2017, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the three months ended April 2, 2016 was approximately $2,896,000 as compared to approximately $591,000 for the three months ended April 4, 2015.  Decreases in accounts payable and increases in trade receivables were the largest uses of cash during the three-month period ended April 2, 2016.  Net cash used in operating activities for the three months ended April 4, 2015 largely reflects a decrease in accounts payable and an increase in trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $32,000 for the three months ended April 2, 2016, compared to approximately $101,000 for the three months ended April 4, 2015.  Net cash used in investing activities for the three months ended April 2, 2016 mainly consisted of purchases of leasehold improvements and equipment and intangible assets.  Net cash used in investing activities for the three months ended April 2, 2016 also mainly consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $374,000 for the three months ended April 2, 2016, compared to approximately $57,000 used in for the nine months ended April 4, 2015.  Net cash provided by financing activities for the three months ended April 2, 2016 mainly consisted of proceeds from issuance of our common stock and warrants through a private offering to our existing stockholder, offset by principal payments on loan payable and capital leases.  Net cash used in financing activities for the three months ended April 4, 2015 mainly consisted of principal payments on capital leases.

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

Off-Balance Sheet Arrangements

During the three months ended April 2, 2016, we had no significant off-balance sheet arrangements other than ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of the Company’s Annual Report on Form 10-K for the year ending January 2, 2016 and filed with the Commission on March 17, 2016.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company had an outstanding loan payable of approximately $4.85 million at April 2, 2016.  Interest is payable monthly at the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal (the “Prime Rate”) minus 3.25%, or (ii) 9.35%.  If the Prime Rate rises, the Company will incur more interest expenses.  The loan is repayable in installments through April 1, 2018.

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

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended April 2, 2016 and April 4, 2015 had a significant impact on our results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Supply Agreement, effective as of February 3, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (1)
10.2	Supply Agreement, effective as of June 26, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (1)
10.3	Amendment to Supply Agreement, effective as of February 19, 2016, between Elysium Health, Inc. and ChromaDex, Inc. (1)
10.4	Addendum to the NIAGEN® Supply Agreement, effective as of June 26, 2014, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (1)
10.5	First Amendment to NIAGEN® Supply Agreement, effective as of March 31, 2015, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (1)
10.6	Second Amendment to NIAGEN® Supply Agreement, effective as of March 3, 2016, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)

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

CHROMADEX CORPORATION

Date:           May 12, 2016                                                                                      /s/ THOMAS C. VARVARO
Thomas C. Varvaro
Duly Authorized Officer and Chief Financial Officer