Form 10-Q
period 2016-07-02
ChromaDex Corp.
filed 2016-08-11
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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
Yes ___  No   X

As of August 10, 2016 there were 37,856,584 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
July 2, 2016 and January 2, 2016

	July 2, 2016	January 2, 2016
	(Unaudited)
Assets
Current assets
Cash	$3,370,219	$5,549,672
Trade receivables, net of allowances of $397,000 and $367,000, respectively	6,793,779	2,450,591
Inventories	4,524,803	8,173,799
Prepaid expenses and other assets	465,711	373,567
Total current assets	15,154,512	16,547,629

Leasehold improvements and equipment, net	1,860,476	1,788,645
Deposits	233,570	58,883
Intangible assets, net	510,637	354,052
Longterm investment	20,318	-
Total assets	$17,779,513	$18,749,209

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$2,331,376	$6,223,958
Accrued expenses	1,937,427	1,302,865
Current maturities of loan payable	-	1,528,578
Current maturities of capital lease obligations	218,126	219,689
Customer deposits and other	262,852	272,002
Deferred rent, current	38,350	39,529
Total current liabilities	4,788,131	9,586,621

Loan payable, less current maturities, net	-	3,345,335
Capital lease obligations, less current maturities	337,903	444,589
Deferred rent, less current	205,826	97,990
Total liabilities	5,331,860	13,474,535

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding
July 2, 2016 37,489,914 and January 2, 2016 36,003,589 shares	37,490	36,004
Additional paid-in capital	54,532,594	47,534,059
Accumulated deficit	(42,122,431)	(42,295,389)
Total stockholders' equity	12,447,653	5,274,674

Total liabilities and stockholders' equity	$17,779,513	$18,749,209

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended July 2, 2016 and July 4, 2015

	July 2, 2016	July 4, 2015

Sales, net	$8,829,579	$6,101,380
Cost of sales	4,702,132	3,630,688
Gross profit	4,127,447	2,470,692

Operating expenses:
Sales and marketing	698,031	639,748
Research and development	751,726	175,410
General and administrative	2,306,559	1,839,594
Operating expenses	3,756,316	2,654,752

Operating income (loss)	371,131	(184,060)

Nonoperating income (expense):
Interest income	638	645
Interest expense	(145,424)	(131,777)
Loss on debt extinguishment	(313,099)	-
Nonoperating expenses	(457,885)	(131,132)

Loss before taxes	(86,754)	(315,192)
Provision for taxes	4,087	-

Net loss	$(82,667)	$(315,192)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	36,990,032	35,803,298

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Six Month Periods Ended July 2, 2016 and July 4, 2015

	July 2, 2016	July 4, 2015

Sales, net	$16,161,524	$11,362,351
Cost of sales	8,582,658	6,964,035

Gross profit	7,578,866	4,398,316

Operating expenses:
Sales and marketing	1,242,753	1,225,525
Research and development	1,215,798	296,505
General and administrative	4,295,118	3,966,430
Operating expenses	6,753,669	5,488,460

Operating income (loss)	825,197	(1,090,144)

Nonoperating income (expense):
Interest income	1,432	1,363
Interest expense	(333,919)	(251,926)
Loss on debt extinguishment	(313,099)	-
Nonoperating expenses	(645,586)	(250,563)

Income (loss) before taxes	179,611	(1,340,707)
Provision for taxes	(6,653)	-

Net income (loss)	$172,958	$(1,340,707)

Basic earnings (loss) per common share	$0.00	$(0.04)

Diluted earnings (loss) per common share	$0.00	$(0.04)

Basic weighted average common shares outstanding	36,702,037	35,768,082

Diluted weighted average common shares outstanding	37,470,666	35,768,082

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Month Period Ended July 2, 2016

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, January 2, 2016	36,003,589	$36,004	$47,534,059	$(42,295,389)	$5,274,674

Issuance of common stock, net of	128,205	128	479,872	-	480,000
offering costs of $20,000

Exercise of stock options	47,055	47	93,825	-	93,872

Share-based compensation	-	-	324,035	-	324,035

Vested restricted stock	2,000	2	(2)	-	-

Net income	-	-	-	255,625	255,625

Balance, April 2, 2016	36,180,849	$36,181	$48,431,789	$(42,039,764)	$6,428,206

1 for 3 reverse stock split, isssuance
due to fractional shares round up	1,632	2	(2)	-	-

Issuance of common stock, net of	1,117,022	1,117	5,238,883	-	5,240,000
offering costs of $10,000

Exercise of stock options	185,081	185	528,327	-	528,512

Share-based compensation	-	-	333,602	-	333,602

Vested restricted stock	5,330	5	(5)	-	-

Net loss	-	-	-	(82,667)	(82,667)

Balance, July 2, 2016	37,489,914	$37,490	$54,532,594	$(42,122,431)	$12,447,653

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended July 2, 2016 and July 4, 2015

	July 2, 2016	July 4, 2015
Cash Flows From Operating Activities
Net income (loss)	$172,958	$(1,340,707)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation of leasehold improvements and equipment	159,370	137,279
Amortization of intangibles	38,415	20,541
Share-based compensation expense	657,637	1,223,177
Allowance for doubtful trade receivables	29,649	3,365
Loss from disposal of equipment	-	18,226
Non-cash loss on debt extinguishment	32,007	-
Non-cash financing costs	94,080	92,143
Changes in operating assets and liabilities:
Trade receivables	(4,372,837)	(1,195,891)
Inventories	3,628,678	645,308
Prepaid expenses and other assets	(266,831)	(134,482)
Accounts payable	(3,892,582)	(357,065)
Accrued expenses	634,562	427,913
Customer deposits and other	(9,150)	(5,251)
Deferred rent	106,657	(31,732)
Net cash used in operating activities	(2,987,387)	(497,176)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(231,201)	(139,162)
Purchases of intangible assets	(195,000)	(22,500)
Net cash used in investing activities	(426,201)	(161,662)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	5,720,000	-
Proceeds from exercise of stock options	622,384	15,601
Proceeds from loan payable	-	2,500,000
Payment of debt issuance cost	-	(15,000)
Principal payments on loan payable	(5,000,000)	-
Principal payments on capital leases	(108,249)	(107,265)
Net cash provided by financing activities	1,234,135	2,393,336

Net (decrease) increase in cash	(2,179,453)	1,734,498

Cash Beginning of Period	5,549,672	3,964,750

Cash Ending of Period	$3,370,219	$5,699,248

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$239,839	$73,202

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$-	$303,933
Inventory supplied to Healthspan Research, LLC for equity interest, at cost	$20,318	$-
Retirement of fully depreciated equipment - cost	$28,083	$-
Retirement of fully depreciated equipment - accumulated depreciation	$(28,083)	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1.                      Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of July 2, 2016 and results of operations and cash flows for the three and six months ended July 2, 2016 and July 4, 2015. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2016. Operating results for the six months ended July 2, 2016 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity:  The Company generated income from operations of approximately $825,000 and net income of approximately $173,000 for the six-month period ended July 2, 2016.  As of July 2, 2016, the cash and cash equivalents totaled approximately $3,370,000.

While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least August 12, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Inventories:  Inventories are comprised of raw materials, work-in-process and finished goods.  They are stated at the lower of cost, determined by the first-in, first-out method (FIFO) method, or market.  Labor and overhead has been added to inventory that was manufactured or characterized by the Company.  The amounts of major classes of inventory as of July 2, 2016 and January 2, 2016 are as follows:

	July 2, 2016	January 2, 2016

Natural product fine chemicals	$1,031,287	$1,239,338
Bulk ingredients	3,601,516	7,195,461
	4,632,803	8,434,799
Less valuation allowance	(108,000)	(261,000)

	$4,524,803	$8,173,799

Note 4.                      Reverse Stock Split

On April 13, 2016, the Company effected a 1-for-3 reverse stock split.  All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if they took place as of the earliest period presented.  An additional 1,632 shares were issued to round up fractional shares as a result of the reverse stock split.

Note 5.                      Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net income (loss)	$(82,667)	$(315,192)	$172,958	$(1,340,707)

Basic weighted average common shares outstanding (1):	36,990,032	35,803,298	36,702,037	35,768,082

Basic earnings (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)

Dilutive effect of stock options, net	-	-	726,879	-
Dilutive effect of warrants, net	-	-	41,750	-

Diluted weighted average common shares outstanding :	36,990,032	35,803,298	37,470,666	35,768,082

Diluted earnings (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)

Potentially dilutive securities, total (2):
Stock options	5,126,943	4,706,705	4,400,064	4,706,705
Warrants	487,111	156,340	445,361	156,340
Convertible debt	-	257,798	-	257,798
__________________

(1) Includes 369,220 and 410,161 weighted average nonvested shares of restricted stock for the three months ended July 2, 2016 and July 4, 2015, respectively, and 370,923 and 464,095 weighted average nonvested shares or restricted stock for the six months ended July 2, 2016 and July 4, 2015, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of diluted loss per share for the three months ended July 2, 2016, and the three and six months ended July 4, 2015 as their impact is antidilutive.

Note 6.                      Loan Payable

On June 14, 2016, the Company repaid $4,851,542 owed to Hercules Funding II LLC (“Hercules”), under the Company’s loan and security agreement with Hercules dated as of September 29, 2014 (the “Loan Agreement”).

The payoff amount was comprised of the following:

Payoff Amount

Principal	$4,554,659
Accrued interest	15,790
End of term charge	187,500
Prepayment fee	91,093
Other fees	2,500
Total	$4,851,542

Upon Hercules’ receipt of the Payoff Amount, the Loan Agreement terminated.

The Loan Agreement initially provided the Company with access to a term loan of up to $5 million. The first $2.5 million of the term loan was funded at the closing of the Loan Agreement, and was repayable in installments over 30 months, following an initial interest-only period of twelve months after closing.  The Company drew down the remaining $2.5 million of the term loan on June 17, 2015 and the interest-only period was extended to March 31, 2016. In connection with the loan, the Company paid an aggregate of $65,000 in facility charges to Hercules and granted Hercules first priority liens and a security interest in substantially all of its assets.

The Loan Agreement also provided (i) a borrower option to repay principal in common stock up to an aggregate amount of $500,000 at a conversion price of $3.879 per share and (ii) a lender option to receive principal repayments in common stock up to an aggregate amount of $500,000 at a conversion price of $3.879 per share, subject to certain conditions.  However, no principal was repaid in common stock.  On the commitment date, no separate accounting was required for the conversion feature.

In connection with the termination of the Loan Agreement, Hercules’s commitments to extend further credit to the Company terminated, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, all documents entered into in connection with the Loan Agreement, other than a warrant issued pursuant to the Loan Agreement, were terminated, all liens or security interests granted to secure the obligations under the Loan Agreement terminated and all guaranties of the Company’s obligations under the Loan Agreement terminated.

The payoff amount, excluding the accrued interest to date, was $4,835,752 and the net carrying amount of the debt on the extinguishment date was $4,522,653.  The difference of $313,099 was recognized as a non-operating loss in the statement of operations during the three months ended July 2, 2016.

Net Carrying Amount		Payoff Amount (Excluding Interest)

Principal	$4,554,659	Principal	$4,554,659
Accrued end of term charge	103,909	End of term charge	187,500
Deferred financing cost	(45,606)	Prepayment fee	91,093
Warrant discount	(90,309)	Other fees	2,500
Total	$4,522,653	Total	$4,835,752
	(A)		(B)

Loss on debt extinguishment	$(313,099)
	(A) - (B)

Note 7.                      Employee Share-Based Compensation

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at July 2, 2016 and changes during the six months then ended:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at January 2, 2016	4,314,264	$3.50	6.44

Options Granted	151,669	4.99	10.00	$3.16
Options Exercised	(190,473)	2.85
Options Forfeited	(37,699)	3.49
Outstanding at July 2, 2016	4,237,761	$3.58	6.04		$3,150,000

Exercisable at July 2, 2016	3,436,494	$3.50	5.41		$2,817,082

The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.11, which is the closing price of the Company’s stock on the last day of business for the period ended July 2, 2016.  The aggregate intrinsic values for options exercised during the six months ended July 2, 2016 was approximately $433,000.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted to employees during the six months ended July 2, 2016

Six Months Ended July 2, 2016
Expected term	6.1 years
Expected volatility	73%
Expected dividends	0.00%
Risk-free rate	1.50%

As of July 2, 2016, there was approximately $1,594,000 of total unrecognized compensation expense under the plans for all employee stock options.  That cost is expected to be recognized over a weighted average period of 2.70 years.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $314,000 and $621,000 in general and administrative expenses in the statement of operations for the three and six months ended July 2, 2016, respectively, and approximately $442,000 and $820,000 for the three and six months ended July 4, 2015, respectively.

Note 8.                      Stock Issuance

On March 11, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) to raise $500,000 in a registered direct offering.  Pursuant to the SPA, the Company sold a total of 128,205 Units at a purchase price of $3.90 per Unit, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of common stock (64,103 total) with an exercise price of $4.80 and a term of 3 years.  The estimated fair value of the warrant was approximately $108,000 and the warrant was determined to be classified as equity.  The fair value was estimated at the date of issuance using the Black-Scholes based valuation model.  The table below outlines the assumptions for the warrant issued.

March 11, 2016
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	60.00%
Risk-free rate	1.16%
Expected dividends	0.00%

On June 3, 2016, the Company entered into additional SPAs to raise $5,250,000 in a registered direct offering.  Pursuant to the SPAs, the Company sold a total of 1,117,022 shares of the Company’s common stock at a purchase price of $4.70 per share.

Note 9.                      Business Segments

The Company has the following three reportable segments:

•
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

•
Core standards and contract services segment includes supply of phytochemical reference standards, which are small quantities of plant-based compounds typically used to research an array of potential attributes, reference materials and related contract services.

•
Scientific and regulatory consulting segment which provides scientific and regulatory consulting to the clients in the food, supplement and pharmaceutical industries to manage potential health and regulatory risks.

The “Other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended July 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$6,241,749	$2,474,982	$112,848	$-	$8,829,579
Cost of sales	3,034,389	1,561,287	106,456	-	4,702,132

Gross profit	3,207,360	913,695	6,392	-	4,127,447

Operating expenses:
Sales and marketing	399,700	294,531	3,800	-	698,031
Research and development	736,726	15,000	-	-	751,726
General and administrative	-	-	-	2,306,559	2,306,559
Operating expenses	1,136,426	309,531	3,800	2,306,559	3,756,316

Operating income (loss)	$2,070,934	$604,164	$2,592	$(2,306,559)	$371,131

Three months ended July 4, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$3,411,636	$2,371,477	$318,267	$-	$6,101,380
Cost of sales	1,869,205	1,635,294	126,189	-	3,630,688

Gross profit	1,542,431	736,183	192,078	-	2,470,692

Operating expenses:
Sales and marketing	298,281	336,392	5,075	-	639,748
Research and development	175,410	-	-	-	175,410
General and administrative	-	-	-	1,839,594	1,839,594
Operating expenses	473,691	336,392	5,075	1,839,594	2,654,752

Operating income (loss)	$1,068,740	$399,791	$187,003	$(1,839,594)	$(184,060)

Six months ended July 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$10,842,375	$5,058,648	$260,501	$-	$16,161,524
Cost of sales	5,133,551	3,233,271	215,836	-	8,582,658

Gross profit	5,708,824	1,825,377	44,665	-	7,578,866

Operating expenses:
Sales and marketing	731,443	503,910	7,400	-	1,242,753
Research and development	1,200,798	15,000	-	-	1,215,798
General and administrative	-	-	-	4,295,118	4,295,118
Operating expenses	1,932,241	518,910	7,400	4,295,118	6,753,669

Operating income (loss)	$3,776,583	$1,306,467	$37,265	$(4,295,118)	$825,197

Six months ended July 4, 2015	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Net sales	$6,091,977	$4,671,520	$598,854	$-	$11,362,351
Cost of sales	3,472,381	3,209,078	282,576	-	6,964,035

Gross profit	2,619,596	1,462,442	316,278	-	4,398,316

Operating expenses:
Sales and marketing	572,905	647,336	5,284	-	1,225,525
Research and development	296,505	-	-	-	296,505
General and administrative	-	-	-	3,966,430	3,966,430
Operating expenses	869,410	647,336	5,284	3,966,430	5,488,460

Operating income (loss)	$1,750,186	$815,106	$310,994	$(3,966,430)	$(1,090,144)

At July 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$10,072,279	$3,443,044	$71,512	$4,192,678	$17,779,513

At January 2, 2016	Ingredients segment	Core Standards and Contract Services segment	Scientific and Regulatory Consulting segment	Other	Total

Total assets	$9,105,502	$3,306,624	$111,765	$6,225,318	$18,749,209

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Percentage of the Company's Total Sales

	Three Months Ended		Six Months Ended
Major Customers	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Customer C (ingredients segment)	34.5%	*	31.3%	*
Customer B (ingredients segment)	*	11.8%	*	10.8%

* Represents less than 10%.

Note 10.                      Related-Party Transactions

On August 28, 2015, the Company entered into an Exclusive Supply Agreement (the “Supply Agreement”) with Healthspan Research, LLC (“Healthspan”).  Under the terms of the Supply Agreement, Healthspan agreed to purchase NIAGEN® from the Company and the Company granted to Healthspan worldwide rights for resale of specific dietary supplements containing NIAGEN® in certain direct response channels.

Pursuant to the terms of the Supply Agreement, in exchange for a 4% equity interest in Healthspan, the Company agreed to initially supply NIAGEN® to Healthspan free of charge up to a certain amount on a buy-one-get-one-free basis and thereafter at a fixed price and, in exchange for an additional 5% equity interest in Healthspan, the Company will grant to Healthspan certain exclusive rights to resell NIAGEN®.  Healthspan will pay the Company royalties on the cumulative worldwide net sales of its finished products containing NIAGEN®.  The exclusivity rights will remain for so long as Healthspan meets certain minimum purchase requirements.  In the event that, during the initial term, the Company terminates the exclusivity rights due to failure to meet the minimum purchase requirements or for any reason other than a material breach of the Supply Agreement by Healthspan, then the 5% equity interest shall be automatically redeemed for a purchase price of $1.00 effective upon the date of termination of the exclusivity rights.

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

During the six months ended July 2, 2016, the Company shipped NIAGEN® to Healthspan on a buy-one-get-one-free basis.  Our cost of NIAGEN® supplied free of charge was approximately $20,000 and this was recorded as a long-term investment at our cost.

The Company accounts for its ownership interest under the cost method of accounting as the Company does not have an ability to exercise significant influence on Healthspan.

Note 11.                      Commitments and Contingencies

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

On April 14, 2016, the Company entered into a lease to lease an office and laboratory space located in Longmont, Colorado through September 2023.  Pursuant to the lease, the Company will make monthly lease payments ranging from $8,586 to $11,518, as payments escalate during the term of the lease.  Subsequent to the period ended July 2, 2016, the Company agreed to pay additional lease payments of approximately $800 per month as the landlord will provide additional improvements to the leased premises.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the Securities and Exchange Commission on March 17, 2016 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and six months ended July 2, 2016 compared with the three and six months ended July 4, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corp., and depending on the context, its subsidiaries.

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

As of July 2, 2016, the Company had approximately $3,370,000 cash and cash equivalents on hand.  We anticipate that our current cash and cash equivalents on hand, and cash generated from operations will be sufficient to meet our projected operating plans through at least August 12, 2017.  We may, however, seek additional capital prior to August 12, 2017, both to meet our projected operating plans after August 12, 2017 and/or to fund our longer term strategic objectives.

Additional capital may come from public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all.  Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. If we are unable to establish small to medium scale production capabilities through our own plant or though collaboration, we may be unable to fulfill our customers’ requirements. This may cause a loss of future revenue streams as well as require us to look for third-party vendors to provide these services. These vendors may not be available, or charge fees that prevent us from pricing competitively within our markets.

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

Results of Operations

Our net sales and net income (loss) for the three- and six-month periods ending on July 2, 2016 and July 4, 2015 were as follows:

	Three months ending		Six months ending
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales	$8,830,000	$6,101,000	$16,162,000	$11,362,000
Net income (loss)	(83,000)	(315,000)	173,000	(1,341,000)

Basic earnings (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)

Over the next six months, we plan to invest approximately $1.1 million in a pilot plant facility in Longmont, Colorado, which the Company recently entered into a lease for, effective from July 2016 through September 2023.  The pilot plant facility will have the capability of manufacturing, at a process scale products that we are planning to take to market as well as enable us to explore cost savings processes for existing products.  In addition, subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Net sales:
Ingredients	$6,242,000	$3,412,000	83%	$10,842,000	$6,092,000	78%
Core standards and contract services	2,475,000	2,371,000	4%	5,059,000	4,671,000	8%
Scientific and regulatory consulting	113,000	318,000	-64%	261,000	599,000	-56%

Total net sales	$8,830,000	$6,101,000	45%	$16,162,000	$11,362,000	42%

•	The increase in sales for the ingredients segment is mainly due to increased sales of “NIAGEN®” and “PTEROPURE®.”

•	The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

•
The decrease in sales for the scientific and regulatory consulting segment is due to the timing of completion of consulting projects for customers and a further emphasis on intercompany work supporting our ingredients segment.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$3,035,000	49%	$1,869,000	55%	$5,134,000	47%	$3,472,000	57%
Core standards and contract services	1,561,000	63%	1,636,000	69%	3,233,000	64%	3,209,000	69%
Scientific and regulatory consulting	106,000	94%	126,000	40%	216,000	83%	283,000	47%

Total cost of sales	$4,702,000	53%	$3,631,000	60%	$8,583,000	53%	$6,964,000	61%

The cost of sales, as a percentage of net sales, decreased 7% and 8% for the three- and six-month periods ended July 2, 2016, respectively, compared to the comparable periods in 2015.

•	The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

•
The cost of sales, as a percentage of net sales for the core standards and contract services segment, decreased 6% and 5% for the three- and six-month periods ended July 2, 2016, respectively, compared to the comparable periods in 2015.  The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowering our cost of sales as a percentage of net sales.

•
The percentage increase in cost of sales for the scientific and regulatory consulting segment is largely due to completing less consulting projects and a further emphasis on intercompany work.  Fixed labor costs make up the majority of costs for the consulting segment.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Gross profit:
Ingredients	$3,207,000	$1,543,000	108%	$5,709,000	$2,620,000	118%
Core standards and contract services	914,000	736,000	24%	1,825,000	1,462,000	25%
Scientific and regulatory consulting	6,000	192,000	-97%	45,000	316,000	-86%

Total gross profit	$4,127,000	$2,471,000	67%	$7,579,000	$4,398,000	72%

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

•	The decreased gross profit for the scientific and regulatory consulting segment is largely due to the decrease in sales and a greater focus on intercompany work supporting our ingredients segment.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Sales and marketing expenses:
Ingredients	$400,000	$298,000	34%	$732,000	$573,000	28%
Core standards and contract services	294,000	337,000	-13%	504,000	648,000	-22%
Scientific and regulatory consulting	4,000	5,000	-20%	7,000	5,000	40%

Total sales and marketing expenses	$698,000	$640,000	9%	$1,243,000	$1,226,000	1%

•	For the ingredients segment, the increase is largely due to increased marketing efforts for our line of proprietary ingredients as well as hiring additional marketing staff.

•
For the core standards and contract services segment, the decrease is largely due to making certain operational changes as certain personnel who were previously assigned to sales and marketing group were moved to an administrative group.  We do anticipate increased expenses going forward as we increase marketing efforts and hire additional staff.

•	For the scientific and regulatory consulting segment, we had very little sales and marketing expenses.

Operating Expenses-Research and Development

Research and Development Expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Research and development expenses:
Ingredients	$737,000	$175,000	321%	$1,201,000	$297,000	304%
Core standards and contract services	15,000	-		15,000	-

Total research and development expenses	$752,000	$175,000	330%	$1,216,000	$297,000	309%

•
For the ingredients segment, we increased our research and development efforts with a focus on our “NIAGEN®” brand.  Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

•	For the core standards and contract services segment, we explored processes to develop certain compounds at a larger scale during the three months ended July 2, 2016.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of general company administration, IT, accounting and executive management.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change

General and administrative	$2,307,000	$1,840,000	25%	$4,295,000	$3,966,000	8%

•
One of the factors that contributed to the increase in general and administrative expense was an increase in royalties we pay to patent holders as the sales for licensed products increased in 2016.  For the six-month period ended July 2, 2016, royalty expense increased to approximately $446,000, compared to approximately $261,000 for the comparable period in 2015.

•
Another factor that contributed to the increase was an increase in patent maintenance expense.  For the six-month period ended July 2, 2016, our patent maintenance expense increased to approximately $343,000, compared to approximately $156,000 for the comparable period in 2015.

•
Another factor that contributed to the increase for the six-month period ended July 2, 2016 was an increase of approximately $254,000 in expenses associated with administrative staff.  We made certain operational changes as certain personnel who were previously assigned to our sales and marketing group were moved to an administrative group in 2016.

•	Also, during the three-month period ended July 2, 2016, there were one-time expenses of approximately $89,000 associated with the initial listing of the Company’s stock in the NASDAQ Capital Market.

•
These increases in expenses were offset by the decrease in share-based compensation expense.  For the six-month period ended July 2, 2016, our share-based compensation expense decreased to approximately $658,000, compared to approximately $1,223,000 for the comparable period in 2015.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the six-month period ended July 2, 2016 was approximately $1,000, identical compared to approximately $1,000 for the six-month period ended July 4, 2015.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Six months ending
	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change

Interest expense	$145,000	$132,000	10%	$334,000	$252,000	33%

•
The increase in interest expense was mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, from which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015.  The Company fully repaid the loan on June 14, 2016.

Income Taxes

At July 2, 2016 and July 4, 2015, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 4% for the six-month period ended July 2, 2016 and 0% for the six-month period ended July 4, 2015.

Depreciation and Amortization

Depreciation expense for the six-month period ended July 2, 2016 was approximately $159,000 as compared to $137,000 for the six-month period ended July 4, 2015.  We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the six-month period ended July 2, 2016 was approximately $38,000 as compared to $21,000 for the six-month period ended July 4, 2015.  We amortize intangible assets using a straight-line method, generally over 10 years.  For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter.  The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception and through July 2, 2016, we have incurred aggregate losses of approximately $42 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

While we anticipate that our current cash and cash equivalents on hand and cash generated from operations will be sufficient to meet our projected operating plans through at least August 12, 2017, we may seek additional capital prior to August 12, 2017, both to meet our projected operating plans through and after August 12, 2017 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to August 12, 2017, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 2, 2016 was approximately $2,987,000 as compared to approximately $497,000 for the six months ended July 4, 2015.  An increase in trade receivables and a decrease in accounts payable were the largest uses of cash during the six-month period ended July 2, 2016, partially offset by the decrease in inventories.  Net cash used in operating activities for the six months ended July 4, 2015 largely reflects an increase in trade receivables and a decrease in accounts payable along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $426,000 for the six months ended July 2, 2016, compared to approximately $162,000 for the six months ended July 4, 2015.  Net cash used in investing activities for the six months ended July 2, 2016 consisted of purchases of leasehold improvements and equipment and intangible assets.  Net cash used in investing activities for the six months ended July 4, 2015 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1,234,000 for the six months ended July 2, 2016, compared to approximately $2,393,000 for the six months ended July 4, 2015.  Net cash provided by financing activities for the six months ended July 2, 2016 mainly consisted of proceeds from issuances of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases.  Net cash provided by financing activities for the six months ended July 4, 2015 mainly consisted of proceeds from loan payable.

Contractual Obligations and Commitments

During the six months ended July 2, 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in "Item 1 Financial Statements" of this Quarterly Report.

Off-Balance Sheet Arrangements

During the six months ended July 2, 2016, we had no significant off-balance sheet arrangements other than ordinary operating leases as disclosed in “Item 1 Financial Statements” of this Quarterly Report and the “Financial Statements and Supplementary Data” section of our Annual Report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our capital lease obligations bear interest at a fixed rate and therefore have no exposure to changes in interest rates.

The Company’s cash investments consist of short term, high liquid investments in money market funds managed by banks.  Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on either the fair market value of our portfolio, or our operating results or cash flows.

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended July 2, 2016 and July 4, 2015 had a significant impact on our results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below and in our Annual Report, together with all other information contained in this Form 10-Q and our Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions with respect to our common stock.  If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would likely be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, and you may lose of all or part of your investment. The risks and uncertainties described in this Form 10-Q and in our Annual Report are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Part I, Item 1A of our Annual Report.

Risks Related to our Company and our Business

*We have a history of operating losses and we may need additional financing to meet our future long-term capital requirements.

We have recorded a net income of approximately $173,000 for the six months ended July 2, 2016, however, we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,771,000, $5,388,000 and $4,420,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. As of July 2, 2016, our accumulated deficit was approximately $42.1 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans through at least August 12, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will be able to continue to achieve and sustain profitability.

Our short-term capital needs are uncertain and we may need to raise additional funds.  Based on current market conditions, such funds may not be available on acceptable terms or at all.

We anticipate that our current cash and cash equivalents and cash generated from operations will be sufficient to implement our operating plan through at least August 12, 2017.  Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may seek to raise additional capital prior to August 12, 2017 both to meet our projected operating plans after August 12, 2017 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources.  These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

*We are dependent on sales to a certain customer and a disruption in sales to this customer could materially harm our financial results.

Our business is highly dependent on a certain customer as this customer accounted for 34.5% and 31.1% of our net sales for the three and six months ended July 2, 2016, respectively.  We expect this customer will represent much greater than 10% of our net sales for the year ending December 31, 2016.  If our relationship with this customer were disrupted or declined significantly, we would lose a substantial portion of our anticipated net sales and our business could be materially harmed. We cannot guarantee that our relationship with this customer will expand or not otherwise be disrupted.

Going forward, we may have additional customers which we become highly dependent on.  Factors that could influence our relationship with our significant customer and other customers which we may become highly dependent on include:

•	our ability to maintain our products at prices that are competitive with those of our competitors;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

•	our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our customers; and

•	the ability of our customers to effectively deliver, market and increase sales of their own products based on ours.

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

We depend greatly on Frank L. Jaksch, Jr., Thomas C. Varvaro and Troy A. Rhonemus who are our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

Risks Related to the Securities Markets and Ownership of our Equity Securities

*The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	our operating results are below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof,;

•	announcements of technological innovations or new products by us or our competitors;

•	media coverage regarding our industry or us;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

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

Because the price of our common stock is currently and may remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The SEC’s rules regarding penny stocks have the effect of reducing trading activity in our shares, making it more difficult for investors to sell them. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

*Our shares of common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days or weeks when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

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

*We have a significant number of outstanding options and warrants, and future sales of these shares could adversely affect the market price of our common stock.

As of July 2, 2016, we had outstanding options exercisable for an aggregate of 5,126,943 shares of common stock at a weighted average exercise price of $3.53 per share and outstanding warrants exercisable for an aggregate of 487,111 shares of common stock at a weighted average exercise price of $4.12 per share.  The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No.                      Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)

3.2	Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)
3.3
Certificate of Amendment to the [Amended and Restated] Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2016)

3.4	Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2016)
4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2016)

10.1
Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2016)

10.2
Form of Securities Purchase Agreement, entered into by and between the Registrant and certain existing stockholders on June 3, 2016 (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: August 11, 2016	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Chief Financial Officer
(principal financial and accounting officer and duly authorized on behalf of the registrant)