Form 10-Q/A
period 2016-04-02
ChromaDex Corp.
filed 2016-08-26
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ___                                                                                Accelerated filer   X
Non-accelerated filer ___                                                                                  Smaller reporting company ___
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

As of May 11, 2016 there were 36,554,481 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of ChromaDex Corporation on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended April 2, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2016 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely to refile following exhibits:

Exhibit 10.4 - Addendum to the NIAGEN® Supply Agreement, effective as of June 26, 2014, between 5Linx Enterprises, Inc. and ChromaDex, Inc.

Exhibit 10.5 - First Amendment to NIAGEN® Supply Agreement, effective as of March 31, 2015, between 5Linx Enterprises, Inc. and ChromaDex, Inc.

Exhibit 10.6 - Second Amendment to NIAGEN® Supply Agreement, effective as of March 3, 2016, between 5Linx Enterprises, Inc. and ChromaDex, Inc.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the SEC, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

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

CHROMADEX CORPORATION
Date: August 26, 2016	/s/ THOMAS C. VARVARO Thomas C. Varvaro Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)