Form 10-Q
period 2016-10-01
ChromaDex Corp.
filed 2016-11-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016

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
Yes ___ No   X

As of November 9, 2016 there were 37,904,534 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
October 1, 2016 and January 2, 2016
	October 1, 2016	January 2, 2016
Assets

Current assets
Cash	$2,264,756	$5,549,672
Trade receivables, net of allowances of $603,000 and $367,000, respectively	6,511,439	2,450,591
Inventories	6,312,909	8,173,799
Prepaid expenses and other assets	401,902	373,567
Total current assets	15,491,006	16,547,629

Leasehold improvements and equipment, net	2,495,215	1,788,645
Deposits and other	261,215	58,883
Intangible assets, net	495,936	354,052
Longterm investment	20,318	-

Total assets	$18,763,690	$18,749,209

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$4,098,778	$6,223,958
Accrued expenses	1,709,662	1,302,865
Current maturities of loan payable	-	1,528,578
Current maturities of capital lease obligations	217,308	219,689
Customer deposits and other	277,615	272,002
Deferred rent, current	52,734	39,529
Total current liabilities	6,356,097	9,586,621

Loan payable, less current maturities, net	-	3,345,335
Capital lease obligations, less current maturities	282,820	444,589
Deferred rent, less current	267,419	97,990

Total liabilities	6,906,336	13,474,535

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; authorized 50,000,000 shares;
issued and outstanding October 1, 2016 37,543,198 and
January 2, 2016 36,003,589 shares	37,543	36,004
Additional paid-in capital	54,896,632	47,534,059
Accumulated deficit	(43,076,821)	(42,295,389)
Total stockholders' equity	11,857,354	5,274,674

Total liabilities and stockholders' equity	$18,763,690	$18,749,209

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended October 1, 2016 and October 3, 2015
	October 1, 2016	October 3, 2015

Sales, net	$5,007,450	$6,287,309
Cost of sales	2,964,980	3,805,679

Gross profit	2,042,470	2,481,630

Operating expenses:
Sales and marketing	447,985	550,878
Research and development	772,799	188,690
General and administrative	1,768,402	1,564,932
Operating expenses	2,989,186	2,304,500

Operating income (loss)	(946,716)	177,130

Nonoperating income (expense):
Interest income	565	976
Interest expense	(11,392)	(181,822)
Nonoperating expenses	(10,827)	(180,846)

Loss before taxes	(957,543)	(3,716)
Provision for taxes	3,153	-

Net loss	$(954,390)	$(3,716)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Basic and diluted weighted average common shares outstanding	37,868,672	35,814,305

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Nine Month Periods Ended October 1, 2016 and October 3, 2015
	October 1, 2016	October 3, 2015

Sales, net	$21,168,974	$17,649,660
Cost of sales	11,547,638	10,769,714

Gross profit	9,621,336	6,879,946

Operating expenses:
Sales and marketing	1,690,738	1,776,403
Research and development	1,988,597	485,195
General and administrative	6,063,520	5,531,362
Operating expenses	9,742,855	7,792,960

Operating loss	(121,519)	(913,014)

Nonoperating income (expense):
Interest income	1,997	2,339
Interest expense	(345,311)	(433,748)
Loss on debt extinguishment	(313,099)	-
Nonoperating expenses	(656,413)	(431,409)

Loss before taxes	(777,932)	(1,344,423)
Provision for taxes	(3,500)	-

Net loss	$(781,432)	$(1,344,423)

Basic and diluted loss per common share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	37,090,916	35,783,490

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Month Period Ended October 1, 2016
	Common Stock		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2016	36,003,589	$36,004	$47,534,059	$(42,295,389)	$5,274,674

Issuance of common stock, net of offering costs of $20,000	128,205	128	479,872	-	480,000

Exercise of stock options	47,055	47	93,825	-	93,872

Share-based compensation	-	-	324,035	-	324,035

Vested restricted stock	2,000	2	(2)	-	-

Net income	-	-	-	255,625	255,625

Balance, April 2, 2016	36,180,849	$36,181	$48,431,789	$(42,039,764)	$6,428,206

1 for 3 reverse stock split, issuance due to fractional shares round up	1,632	2	(2)	-	-

Issuance of common stock, net of offering costs of $10,000	1,117,022	1,117	5,238,883	-	5,240,000

Exercise of stock options	185,081	185	528,327	-	528,512

Share-based compensation	-	-	333,602	-	333,602

Vested restricted stock	5,330	5	(5)	-	-

Net loss	-	-	-	(82,667)	(82,667)

Balance, July 2, 2016	37,489,914	$37,490	$54,532,594	$(42,122,431)	$12,447,653

Reconciliation of offering costs	-	-	(2,526)	-	(2,526)

Exercise of stock options	47,950	48	94,180	-	94,228

Share-based compensation	-	-	272,389	-	272,389

Vested restricted stock	5,334	5	(5)	-	-

Net loss	-	-	-	(954,390)	(954,390)

Balance, October 1, 2016	37,543,198	$37,543	$54,896,632	$(43,076,821)	$11,857,354

See Notes to Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended October 1, 2016 and October 3, 2015
	October 1, 2016	October 3, 2015

Cash Flows From Operating Activities
Net loss	$(781,432)	$(1,344,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	234,408	209,754
Amortization of intangibles	63,116	32,236
Share-based compensation expense	930,026	1,656,504
Allowance for doubtful trade receivables	235,591	5,429
Loss from disposal of equipment	-	19,643
Loss on debt extinguishment	313,099	-
Non-cash financing costs	94,080	139,780
Changes in operating assets and liabilities:
Trade receivables	(4,296,439)	(1,883,261)
Inventories	1,840,572	(429,287)
Prepaid expenses and other assets	(230,667)	(86,183)
Accounts payable	(2,125,180)	108,961
Accrued expenses	406,797	361,481
Customer deposits and other	5,613	2,393
Deferred rent	182,634	(50,589)
Net cash used in operating activities	(3,127,782)	(1,257,562)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(940,978)	(242,765)
Purchases of intangible assets	(205,000)	(107,500)
Net cash used in investing activities	(1,145,978)	(350,265)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	5,717,474	-
Proceeds from exercise of stock options	716,612	25,266
Proceeds from loan payable	-	2,500,000
Payment of debt issuance cost	-	(15,000)
Principal payments on loan payable	(5,000,000)	-
Cash paid for debt extinguishment costs	(281,092)	-
Principal payments on capital leases	(164,150)	(158,547)
Net cash provided by financing activities	988,844	2,351,719

Net (decrease) increase in cash	(3,284,916)	743,892

Cash Beginning of Period	5,549,672	3,964,750

Cash Ending of Period	$2,264,756	$4,708,642

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$251,231	$293,968

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for purchases of equipment	$-	$303,933
Inventory supplied to Healthspan Research, LLC for equity interest, at cost	$20,318	$-
Retirement of fully depreciated equipment - cost	$28,083	$8,181
Retirement of fully depreciated equipment - accumulated depreciation	$(28,083)	$(8,181)

See Notes to Condensed Consolidated Financial Statements.

Note 1.                       Interim Financial Statements
The accompanying financial statements of ChromaDex Corporation (the “Company”) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc. and Spherix Consulting, Inc. include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of October 1, 2016 and results of operations and cash flows for the three and nine months ended October 1, 2016 and October 3, 2015. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended January 2, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2016. Operating results for the nine months ended October 1, 2016 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
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
Liquidity: The Company has incurred loss from operations of approximately $122,000 and net loss of approximately $781,000 for the nine-month period ended October 1, 2016. As of October 1, 2016, the cash and cash equivalents totaled approximately $2,265,000.
Subsequent to the period ended October 1, 2016, the Company entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least November 11, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
Changes in accounting principle: In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The ASU is issued to clarify whether certain items, including debt prepayments and extinguishment costs, should be categorized as operating, investing or financing in the statement of cash flows, The amendments in this ASU clarify that debt extinguishment costs should be classified as financing cash outflows.
The Company early adopted the amendments in this ASU effective as of October 1, 2016. For the nine-month period ended October 1, 2016, the Company incurred loss of approximately $313,000 on debt extinguishment and approximately $281,000 were paid in cash. The Company had previously presented these cash paid costs as operating cash outflows in its consolidated statement of cash flows for the six-month period ended July 2, 2016 in the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2016. The early adoption has resulted in adjustments to the Company’s consolidated statement of cash flows for the six-month period ended July 2, 2016, by reclassifying the cash paid for debt extinguishment costs as financing cash outflows.
Below are the effects of the change on the consolidated statement of cash flows for the six-month period ended July 2, 2016.
ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Period Ended July 2, 2016

	Previously Reported	Adjustments	As Adjusted

Cash Flows From Operating Activities
Net income	$172,958	$-	$172,958
Adjustments to reconcile net income to net cash used in operating activities:	1,011,158	281,092	1,292,250
Changes in operating assets and liabilities:	(4,171,503)	-	(4,171,503)
Net cash used in operating activities	(2,987,387)	281,092	(2,706,295)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(231,201)	-	(231,201)
Purchases of intangible assets	(195,000)	-	(195,000)
Net cash used in investing activities	(426,201)	-	(426,201)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	5,720,000	-	5,720,000
Proceeds from exercise of stock options	622,384	-	622,384
Principal payments on loan payable	(5,000,000)	-	(5,000,000)
Cash paid for debt extinguishment costs	-	(281,092)	(281,092)
Principal payments on capital leases	(108,249)	-	(108,249)
Net cash provided by financing activities	1,234,135	(281,092)	953,043

Net decrease in cash	(2,179,453)	-	(2,179,453)

Cash Beginning of Period	5,549,672	-	5,549,672

Cash Ending of Period	$3,370,219	$-	$3,370,219

Inventories: Inventories are comprised of raw materials, work-in-process and finished goods. They are stated at the lower of cost, determined by the first-in, first-out method (“FIFO”) method, or market. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The amounts of major classes of inventory as of October 1, 2016 and January 2, 2016 are as follows:

	October 1, 2016	January 2, 2016
Natural product fine chemicals	$1,024,213	$1,239,338
Bulk ingredients	5,388,696	7,195,461
	6,412,909	8,434,799
Less valuation allowance	(100,000)	(261,000)
	$6,312,909	$8,173,799

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
Note 5.                       Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended October 1, 2016 and October 3, 2015:
	Three Months Ended		Nine Months Ended
	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Net loss	$(954,390)	$(3,716)	$(781,432)	$(1,344,423)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.02)	$(0.04)

Weighted average common shares outstanding (1):	37,868,672	35,814,305	37,090,916	35,783,490

Potentially dilutive securities, total (2):
Stock options	5,217,508	5,279,868	5,217,508	5,279,868
Warrants	487,111	156,340	487,111	156,340
Convertible debt	-	257,798	-	257,798

(1) Includes approximately 0.4 million nonvested restricted stock for all periods presented, which are participating securities that feature voting and dividend rights.

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

Upon receipt of the Payoff Amount, the Loan Agreement terminated.
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
The payoff amount, excluding the accrued interest to date, was $4,835,752 and the net carrying amount of the debt on the extinguishment date was $4,522,653. The difference of $313,099 was recognized as a non-operating loss in the statement of operations during the nine months ended October 1, 2016.

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
	(A) - (B)

Note 7.                       Employee Share-Based Compensation

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at October 1, 2016 and changes during the nine months then ended:
		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at January 2, 2016	4,314,264	$3.50	6.44

Options Granted	579,148	4.27	10.00	$2.71
Options Exercised	(238,423)	2.67			$502,000
Options Forfeited	(326,663)	4.15
Outstanding at October 1, 2016	4,328,326	$3.60	6.20		$684,000

Exercisable at October 1, 2016	3,314,918	$3.46	5.31		$668,000

The aggregate intrinsic values in the table above are based on the Company’s stock price of $2.98, which is the closing price of the Company’s stock on the last day of business for the period ended October 1, 2016.
The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the nine months ended October 1, 2016.
Nine Months Ended October 1, 2016
Expected term	6.0 years
Expected volatility	73%
Expected dividends	0.00%
Risk-free rate	1.33%

As of October 1, 2016, there was approximately $2,271,000 of total unrecognized compensation expected to be recognized over a weighted average period of 3.0 years.
Employee Share-Based Compensation
The Company recognized compensation expense of approximately $260,000 and $881,000 in general and administrative expenses in the statement of operations for the three and nine months ended October 1, 2016, respectively, and approximately $418,000 and $1,238,000 for the three and nine months ended October 3, 2015, respectively.
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
March 11, 2016
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	60%
Risk-free rate	1.16%
Expected dividends	0.00%

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
●
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

Three months ended October 1, 2016		Core Standards and	Scientific and
	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Net sales	$2,663,095	$2,052,135	$292,220	$-	$5,007,450
Cost of sales	1,287,421	1,548,268	129,291	-	2,964,980

Gross profit	1,375,674	503,867	162,929	-	2,042,470

Operating expenses:
Sales and marketing	199,130	245,255	3,600	-	447,985
Research and development	760,299	12,500	-	-	772,799
General and administrative	-	-	-	1,768,402	1,768,402
Operating expenses	959,429	257,755	3,600	1,768,402	2,989,186

Operating income (loss)	$416,245	$246,112	$159,329	$(1,768,402)	$(946,716)

Three months ended October 3, 2015		Core Standards and	Scientific and
	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Net sales	$4,146,597	$1,875,296	$265,416	$-	$6,287,309
Cost of sales	2,157,183	1,533,402	115,094	-	3,805,679

Gross profit	1,989,414	341,894	150,322	-	2,481,630

Operating expenses:
Sales and marketing	259,874	287,901	3,103	-	550,878
Research and development	188,690	-	-	-	188,690
General and administrative	-	-	-	1,564,932	1,564,932
Operating expenses	448,564	287,901	3,103	1,564,932	2,304,500

Operating income (loss)	$1,540,850	$53,993	$147,219	$(1,564,932)	$177,130

Nine months ended October 1, 2016		Core Standards and	Scientific and
	Ingredients	Contract Services	RegulatoryConsulting
	segment	segment	segment	Other	Total

Net sales	$13,505,470	$7,110,783	$552,721	$-	$21,168,974
Cost of sales	6,420,972	4,781,539	345,127	-	11,547,638

Gross profit	7,084,498	2,329,244	207,594	-	9,621,336

Operating expenses:
Sales and marketing	930,573	749,165	11,000	-	1,690,738
Research and development	1,961,097	27,500	-	-	1,988,597
General and administrative	-	-	-	6,063,520	6,063,520
Operating expenses	2,891,670	776,665	11,000	6,063,520	9,742,855

Operating income (loss)	$4,192,828	$1,552,579	$196,594	$(6,063,520)	$(121,519)

Nine months ended October 3, 2015		Core Standards and	Scientific and
	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Net sales	$10,238,574	$6,546,816	$864,270	$-	$17,649,660
Cost of sales	5,629,564	4,742,480	397,670	-	10,769,714

Gross profit	4,609,010	1,804,336	466,600	-	6,879,946

Operating expenses:
Sales and marketing	832,779	935,237	8,387	-	1,776,403
Research and development	485,195	-	-	-	485,195
General and administrative	-	-	-	5,531,362	5,531,362
Operating expenses	1,317,974	935,237	8,387	5,531,362	7,792,960

Operating income (loss)	$3,291,036	$869,099	$458,213	$(5,531,362)	$(913,014)

		Core Standards and	Scientific and
At October 1, 2016	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Total assets	$12,051,865	$3,645,554	$166,027	$2,900,244	$18,763,690

		Core Standards and	Scientific and
At January 2, 2016	Ingredients	Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Total assets	$9,105,502	$3,306,624	$111,765	$6,225,318	$18,749,209

Disclosure of major customers
Major customers who accounted for more than 10% of the Company’s total sales were as follows:
	Percentage of the Company's Total Sales
	Three Months Ended		Nine Months Ended
Major Customers	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Customer D (Ingredients and Core segment)	12.3%	*	*	*
Customer C (Ingredients segment)	*	*	24.5%	*
Customer B (Ingredients segment)	*	19.1%	*	13.8%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:
	Percentage of the Company's Total Trade Receivables
Major Customers	At October 1, 2016	At January 2, 2016

Customer D (Ingredients and Core segment)	*	22.8%
Customer C (Ingredients segment)	48.8%	*
Customer A (Ingredients segment)	*	14.7%

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
Pursuant to the terms of the Supply Agreement, in exchange for a 4% equity interest in Healthspan, the Company agreed to initially supply NIAGEN® to Healthspan up to a certain amount, and in exchange for an additional 5% equity interest in Healthspan, the Company will grant to Healthspan certain exclusive rights to resell NIAGEN®. Healthspan will pay the Company royalties on the cumulative worldwide net sales of its finished products containing NIAGEN®. The exclusivity rights will remain for so long as Healthspan meets certain minimum purchase requirements. In the event that, during the initial term, the Company terminates the exclusivity rights due to failure to meet the minimum purchase requirements or for any reason other than a material breach of the Supply Agreement by Healthspan, then the 5% equity interest shall be automatically redeemed for a purchase price of $1.00 effective upon the date of termination of the exclusivity rights.
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
During the nine months ended October 1, 2016, the Company shipped NIAGEN® to Healthspan to satisfy part of our obligation to supply a certain amount of NIAGEN® in exchange for the 4% equity interest in Healthspan, which our cost was approximately $20,000. This was recorded as a long-term investment at our cost.
The Company accounts for its ownership interest under the cost method of accounting as the Company does not have an ability to exercise significant influence on Healthspan.
Note 11.                       Commitments and Contingencies
Operating Leases

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

On April 14, 2016, the Company entered into a lease to lease an office and laboratory space located in Longmont, Colorado through September 2023. Pursuant to the lease, the Company will make monthly lease payments ranging from $8,586 to $11,518, as payments escalate during the term of the lease. The Company also agreed to pay additional lease payments of approximately $800 per month as the landlord will provide additional improvements to the leased premises.

Payments and future commitments for these leases entered in 2016 are as follows:

Payments due by period
2016	2017	2018	2019	2020	Thereafter

$241,000	$439,000	$451,000	$466,000	$481,000	$1,146,000

Note 12.                       Subsequent Events
Subsequent to the period ended October 1, 2016, the Company entered into a business financing agreement (“Financing Agreement”) with Western Alliance Bank (“Western Alliance”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. Upon execution of the Financing Agreement, the Company paid a $25,000 facility fee and a $900 due diligence fee to Western Alliance.
The interest rate will be calculated at a floating rate per month equal to (a) the greater of (i) 3.50% per year or (ii) the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus (b) 2.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property.
Any borrowings, interest or other fees or obligations that the Company owes Western Alliance pursuant to the Financing Agreement (the “Obligations”) will be become due and payable on November 4, 2018. If the Financing Agreement is terminated prior to November 4, 2017, the Company will pay a termination fee of $50,000 to Western Alliance, provided that such termination fee will be waived in the event that the Company refinances with Western Alliance.
The Financing Agreement includes quick ratio, EBDAS and minimum revenue financial covenants.
Pursuant to an exclusive placement and advisory agreement by and among the Company, Trump Securities LLC (“Trump”) and Credo 180, LLC, the Company paid Trump a consulting fee of $100,000 in connection with the execution of the Financing Agreement.

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
Growth and percentage comparisons made herein generally refer to the three and nine months ended October 1, 2016 compared with the three and nine months ended October 3, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corp., and depending on the context, its subsidiaries.

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

As of October 1, 2016, the Company had approximately $2,265,000 cash and cash equivalents on hand. Subsequent to the period ended October 1, 2016, the Company entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. We anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least November 11, 2017. We may, however, seek additional capital prior to November 11, 2017, both to meet our projected operating plans after November 11, 2017 and/or to fund our longer term strategic objectives.
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

Results of Operations

Our net sales and net loss for the three- and nine-month periods ending on October 1, 2016 and October 3, 2015 were as follows:

	Three months ending		Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Net sales	$5,007,000	$6,287,000	$21,169,000	$17,650,000
Net loss	(954,000)	(4,000)	(781,000)	(1,344,000)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.02)	$(0.04)

During the nine months ended October 1, 2016, we have invested approximately $629,000 in a pilot plant facility in Longmont, Colorado, which the Company recently entered into a lease for, effective from July 2016 through September 2023. Over the next six months, we plan to invest approximately additional $600,000 in this pilot plant facility. The pilot plant facility will have the capability of manufacturing, at a process scale, products that we are planning to take to market as well as enable us to explore cost savings processes for existing products. In addition, subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change
Net sales:
Ingredients	$2,663,000	$4,147,000	-36%	$13,505,000	$10,239,000	32%
Core standards and contract services	2,052,000	1,875,000	9%	7,111,000	6,547,000	9%
Scientific and regulatory consulting	292,000	265,000	10%	553,000	864,000	-36%

Total net sales	$5,007,000	$6,287,000	-20%	$21,169,000	$17,650,000	20%

●
The decrease in sales for the ingredients segment for the three months ended October 1, 2016 is mainly due to decreased sales of “NIAGEN®.” Certain customers that placed large orders during the period ended October 3, 2015 did not place orders of similar size during the three months ended October 1, 2015. For the nine months ended October 1, 2016, the sales increased compared to the previous year due to increased sales of “NIAGEN®” and “PTEROPURE®.”
●
The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.
●
The increase in sales for the scientific and regulatory consulting segment for the three months ended October 1, 2016 is due to the timing of completion of consulting projects for customers. The decrease in sales for the nine months ended October 1, 2016 is primarily due to a further emphasis on intercompany work supporting our ingredients segment.
Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
			October 3, 2015		October 1, 2016		October 3, 2015
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$1,288,000	48%	$2,157,000	52%	$6,421,000	48%	$5,630,000	55%
Core standards and contract services	1,548,000	75%	1,534,000	82%	4,782,000	67%	4,742,000	72%
Scientific and regulatory consulting	129,000	44%	115,000	43%	345,000	62%	398,000	46%

Total cost of sales	$2,965,000	59%	$3,806,000	61%	$11,548,000	55%	$10,770,000	61%

The cost of sales, as a percentage of net sales, decreased 2% and 6% for the three- and nine-month periods ended October 1, 2016, respectively, compared to the comparable periods in 2015.

●
The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, decreased 7% and 5% for the three- and nine-month periods ended October 1, 2016, respectively, compared to the comparable periods in 2015. The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowering our cost of sales as a percentage of net sales.
●
The percentage increase in cost of sales for the scientific and regulatory consulting segment is largely due to a further emphasis on intercompany work. Fixed labor costs make up the majority of costs for the consulting segment.
Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change
Gross profit:
Ingredients	$1,375,000	$1,990,000	-31%	$7,084,000	$4,609,000	54%
Core standards and contract services	504,000	341,000	48%	2,329,000	1,805,000	29%
Scientific and regulatory consulting	163,000	150,000	9%	208,000	466,000	-55%

Total gross profit	$2,042,000	$2,481,000	-18%	$9,621,000	$6,880,000	40%

●
The decreased gross profit for the ingredients segment for the three months ended October 1, 2016 is due to the decreased sales of “NIAGEN®.” For the nine months ended October 1, 2016, the gross profit for the ingredients segment increased due to the increased sales of the ingredient portfolio we offer, coupled with lower prices from our suppliers due to increased purchase volumes.
●
The increased gross profit for the core standards and contract services segment is largely due to the increased sale of analytical testing and contract services. Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not increase in proportion to sales, hence yielding higher profit margin.
●
The decreased gross profit for the scientific and regulatory consulting segment for the nine months ended October 1, 2016 is largely due to a greater focus on intercompany work supporting our ingredients segment.

Operating Expenses-Sales and Marketing

Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change
Sales and marketing expenses:
Ingredients	$199,000	$260,000	-23%	$931,000	$833,000	12%
Core standards and contract services	245,000	288,000	-15%	749,000	935,000	-20%
Scientific and regulatory consulting	4,000	3,000	33%	11,000	8,000	38%

Total sales and marketing expenses	$448,000	$551,000	-19%	$1,691,000	$1,776,000	-5%

●
For the ingredients segment, the decrease for the three months ended October 1, 2016 is largely due to reduction in payroll expense as certain employees resigned. Subsequent to the period ended October 1, 2016, the Company hired a new employee to replace their positions. In addition, there was a decrease in third party commission expenses, as sales to certain customers that Company pays commissions on decreased. For the nine months ended October 1, 2016, the increase is largely due to increased marketing efforts to raise the consumer awareness for our line of proprietary ingredients.
●
For the core standards and contract services segment, the decrease is largely due to making certain operational changes as certain personnel who were previously assigned to sales and marketing group were moved to an administrative group. We do anticipate increased expenses going forward as we increase marketing efforts and hire additional staff.
●
For the scientific and regulatory consulting segment, we had limited sales and marketing expenses.
Operating Expenses-Research and Development

Research and Development Expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change
Research and development expenses:
Ingredients	$760,000	$189,000	302%	$1,961,000	$485,000	304%
Core standards and contract services	13,000	-		28,000	-

Total research and development expenses	$773,000	$189,000	309%	$1,989,000	$485,000	310%

●
For the ingredients segment, we increased our research and development efforts with a focus on our “NIAGEN®” brand. Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.
●
For the core standards and contract services segment, we explored processes to develop certain compounds at a larger scale during the three and nine months ended October 1, 2016.

Operating Expenses-General and Administrative

General and Administrative Expenses consist of general company administration, IT, accounting and executive management.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change

General and administrative	$1,768,000	$1,565,000	13%	$6,064,000	$5,531,000	10%

●
The increase was primarily related to patent maintenance. For the three- and nine-month periods ended October 1, 2016, our patent maintenance expense increased to approximately $133,000 and $476,000, compared to approximately $70,000 and $226,000 for the comparable periods in 2015, respectively.
●
Another factor that contributed to the increase for the three- and nine-month periods ended October 1, 2016 was an increase of approximately $126,000 and $380,000, respectively, in expenses associated with administrative staff. We made certain operational changes as certain personnel who were previously assigned to our sales and marketing group were moved to an administrative group in 2016.
●
Another factor that contributed to the increase in general and administrative expense was an increase in royalties we pay to patent holders as the sales for licensed products increased in 2016. For the nine-month period ended October 1, 2016, royalty expense increased to approximately $519,000, compared to approximately $430,000 for the comparable period in 2015.
●
Also, during the nine-month period ended October 1, 2016, there were one-time expenses of approximately $89,000 associated with the initial listing of the Company’s stock in the NASDAQ Capital Market.
●
These increases in expenses were offset by the decrease in share-based compensation expense. For the three- and nine-month periods ended October 1, 2016, our share-based compensation expense decreased to approximately $272,000 and $930,000, compared to approximately $433,000 and $1,657,000 for the comparable periods in 2015, respectively.
Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. Interest income for the nine-month period ended October 1, 2016 was approximately $2,000, identical compared to approximately $2,000 for the nine-month period ended October 3, 2015.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Nine months ending
	Oct. 1, 2016	Oct. 3, 2015	Change	Oct. 1, 2016	Oct. 3, 2015	Change

Interest expense	$11,000	$182,000	-94%	$345,000	$434,000	-21%

●
The decrease in interest expense was mainly related to the Loan Agreement, from which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Income Taxes

At October 1, 2016 and October 3, 2015, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the nine-month periods ended October 1, 2016 and October 3, 2015.

Depreciation and Amortization

Depreciation expense for the nine-month period ended October 1, 2016 was approximately $234,000 as compared to $210,000 for the nine-month period ended October 3, 2015. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the nine-month period ended October 1, 2016 was approximately $63,000 as compared to $32,000 for the nine-month period ended October 3, 2015. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception and through October 1, 2016, we have incurred aggregate losses of approximately $43 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Subsequent to the period ended October 1, 2016, the Company entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. While, we anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least November 11, 2017, we may seek additional capital prior to November 11, 2017, both to meet our projected operating plans through and after November 11, 2017 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to November 11, 2017, we will revise our projected operating plans accordingly.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended October 1, 2016 was approximately $3,128,000 as compared to approximately $1,258,000 for the nine months ended October 3, 2015. An increase in trade receivables and a decrease in accounts payable were the largest uses of cash during the nine-month period ended October 1, 2016, partially offset by the decrease in inventories. Net cash used in operating activities for the nine months ended October 3, 2015 largely reflects an increase in trade receivables and inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $1,146,000 for the nine months ended October 1, 2016, compared to approximately $350,000 for the nine months ended October 3, 2015. Net cash used in investing activities for the nine months ended October 1, 2016 consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the nine months ended October 3, 2015 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $989,000 for the nine months ended October 1, 2016, compared to approximately $2,352,000 for the nine months ended October 3, 2015. Net cash provided by financing activities for the nine months ended October 1, 2016 mainly consisted of proceeds from issuances of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases. Net cash provided by financing activities for the nine months ended October 3, 2015 mainly consisted of proceeds from loan payable.

Contractual Obligations and Commitments
During the nine months ended October 1, 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the nine months ended October 1, 2016, we had no significant off-balance sheet arrangements other than ordinary operating leases as disclosed in “Item 1 Financial Statements” of this Quarterly Report and the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended October 1, 2016 and October 3, 2015 had a significant impact on our results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have recorded a net loss of approximately $781,000 for the nine months ended October 1, 2016, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,771,000, $5,388,000 and $4,420,000 for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. As of October 1, 2016, our accumulated deficit was approximately $43.1 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

Subsequent to the period ended October 1, 2016, we entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. While, we anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least November 11, 2017, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will be able to continue to achieve and sustain profitability.

*Our short-term capital needs are uncertain and we may need to raise additional funds. Based on current market conditions, such funds may not be available on acceptable terms or at all.
Subsequent to the period ended October 1, 2016, we entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. We anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least November 11, 2017. Our capital requirements will depend on many factors, including:

●
the revenues generated by sales of our products;

●
the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

●
the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

●
unanticipated general and administrative expenses.
As a result of these factors, we may seek to raise additional capital prior to November 11, 2017 both to meet our projected operating plans after November 11, 2017 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

*We currently have a disagreement with a significant customer, and a disruption in sales to or the ability to collect from this customer, or other significant customers in the future, could materially harm our financial results.

We currently have a disagreement over the interpretation of certain terms of a supply agreement with a customer that we expect will represent greater than 10% of our net sales for the year ending December 31, 2016. Because of the disagreement, this customer has not paid us approximately $3.0 million for previous purchase orders. We may not collect the full amount owed to us by this customer, we may have to discount future sales to this customer and we may have to spend money, time and effort to resolve this disagreement. If we don’t come to a satisfactory resolution, we cannot guarantee that the customer will continue to make purchases at previous volumes or prices, which may harm our future sales if we cannot replace their volume with other existing and new customers and which may materially affect our future financial results.

Going forward, we may have additional customers which we become highly dependent on. Factors that could influence our relationship with our significant customer and other customers which we may become highly dependent on include:

●
our ability to maintain our products at prices that are competitive with those of our competitors;

●
our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

●
our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

●
our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

●
our ability to provide timely, responsive and accurate customer support to our customers; and

●

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

We can provide no assurance that we will successfully expand operations.

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

*Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
We are subject to the following factors, among others, that may negatively affect our operating results:

●
the announcement or introduction of new products by our competitors;

●
our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●
the decision by significant customers to reduce purchases;

●
our ability to attract and retain key personnel in a timely and cost effective manner;

●
technical difficulties;

●
the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●
regulation by federal, state or local governments; and

●
general economic conditions as well as economic conditions specific to the healthcare industry.
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

●
we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;

●
our products may not prove to be safe and effective in clinical trials;

●
we may experience delays in our development program;

●
any products that are approved may not be accepted in the marketplace;

●
we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

●
we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

●
rapid technological change may make our products obsolete;

●
we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

●
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

We may not be successful in acquiring complementary businesses on favorable terms.

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

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

●
our ability to integrate operations, technology, products and services;

●
our ability to execute our business plan;

●
our operating results are below expectations;

●
our issuance of additional securities, including debt or equity or a combination thereof,;

●
announcements of technological innovations or new products by us or our competitors;

●
media coverage regarding our industry or us;

●
loss of any strategic relationship;

●
industry developments, including, without limitation, changes in healthcare policies or practices;

●
economic and other external factors;

●
reductions in purchases from our large customers;

●
period-to-period fluctuations in our financial results; and

●
whether an active trading market in our common stock develops and is maintained.

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
Because the price of our common stock is currently and may remain less than $5.00 per share, it is expected to be classified as a “penny stock.” The SEC’s rules regarding penny stocks have the effect of reducing trading activity in our shares, making it more difficult for investors to sell them. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●
make a special written suitability determination for the purchaser;

●
receive the purchaser’s written agreement to a transaction prior to sale;

●
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

●
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

●
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
As of October 1, 2016, we had outstanding options exercisable for an aggregate of 5,217,508 shares of common stock at a weighted average exercise price of $3.54 per share and outstanding warrants exercisable for an aggregate of 487,111 shares of common stock at a weighted average exercise price of $4.12 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2016)

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

10.1	Addendum to the Nicotinamide Riboside Supply Agreement, dated July 24, 2015, by and between ChromaDex, Inc. and Thorne Research, Inc. (1)
10.2	Second Addendum to the Nicotinamide Riboside Supply Agreement, dated September 14, 2016, by and between ChromaDex, Inc. and Thorne Research, Inc. (1)
10.3	Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc.
10.4	Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc.
10.5	Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc.
10.6	License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc.
10.7	First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc.
10.8	Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (1)
10.9	Second Addendum to Supply Agreement, effective as of January 28, 2016, between Nectar7 LLC and ChromaDex, Inc. (1)
10.10	First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHROMADEX CORPORATION
Date: November 10, 2016	/s/ THOMAS C. VARVARO

Thomas C. Varvaro Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)