Form 10-K
period 2016-12-31
ChromaDex Corp.
filed 2017-03-16
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 001-37752

CHROMADEX CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (949) 419-0288

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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
Non-accelerated filer     [   ]
Smaller Reporting Company  [   ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of July 2, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $145.4 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on July 2, 2016.

Number of shares of common stock of the registrant outstanding as of February 28, 2017: 37,907,736

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

-i-

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.  Business

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. ChromaDex Corporation and its subsidiaries (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we” “us” and “our”) is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. In addition to the Company’s proprietary ingredient technologies segment, the Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services, and regulatory consulting segment. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes the Company’s business segments to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

CORE BUSINESS ACTIVITIES

PROPRIETARY INGREDIENTS

Through our ingredients business segment, we develop and commercialize new proprietary ingredients. One of our proprietary ingredients that we commercialized under this business model is nicotinamide riboside (“NR”), for which our brand name is NIAGEN®. NR is found naturally in trace amounts in milk and other foods and is B3 vitamin. The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration. Published research has shown that NR is a potent precursor to the co-enzyme nicotinamide adenine dinucleotide (“NAD+”) in the mitochondria of animals. NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism. The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University. We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in NAD+ in healthy human volunteers. In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.” NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists and in August 2016, the U.S. FDA issued a GRAS No Objection Letter. In 2016, we noted continued growth in the number of published research studies, as well as subsequent media attention regarding NR and NAD+ and their importance in healthy aging. Since the launch of NIAGEN®, there have been more than 60 published studies involving NR. Over the past three years, we have established over 100 collaborative agreements with leading universities and research institutions to study the safety and efficacy of NIAGEN®. For years 2016, 2015 and 2014, NIAGEN® accounted for approximately 71%, 68% and 54% of our ingredient segment’s total sales, respectively.

Another one of our proprietary ingredients is pterostilbene, which is marketed and sold under our brand name, pTeroPure®. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on pterostilbene and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market. We believe that we also have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners. We anticipate conducting additional clinical trials on NR, pterostilbene and other compounds in our pipeline to provide differentiation as we market these proprietary ingredients and support various health-related claims or obtain additional regulatory clearances.

ANALYTICAL & CHEMISTRY BASED SERVICES, REGULATORY CONSULTING SERVICES AND NATURAL PRODUCT FINE CHEMICALS

Through ChromaDex Analytics, Inc., a part of our core standards and contract services business segment, we perform chemistry-based analytical services at our laboratory in Boulder, Colorado, supporting quality control or quality assurance activities for the dietary supplement industry. On January 5, 2017, we opened a 10,000 square foot research and development laboratory in Longmont, Colorado. The newly opened laboratory will support the discovery and development of molecules and compounds that add to our proprietary ingredient portfolio, while also allowing for the expansion of existing analytical service offerings at our Boulder, Colorado, location.

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

Through our regulatory consulting segment, we provide our clients in the food, supplement and pharmaceutical industries with effective scientific solutions to manage their potential health and regulatory risks. Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing. We specialize in regulatory submissions for food and dietary supplement ingredients. For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing. Through our regulatory consulting segment, we have more efficiently advanced products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

PHARMACEUTICAL

The Company is focused on developing and commercializing proprietary NAD+ precursors for the treatment of several rare pediatric orphan diseases such as Cockayne’s Syndrome.

Initial proof of concept studies have identified, with focus on rare orphan diseases linked to NAD+ depletion:

●
Cockayne Syndrome (CS) - completed pre-IND metting with the FDA
●
Ataxia-telangiectasia (AT)
●
Mitochondrial Myopathies(Mitochondrial disease)

Other Orphan Diseases with connection to NAD+ depletion or mitochondrial dysfunction:

●
Progeria
●
Duchenne Muscular Dystrophy (DMD)
●
Friedreich’s Ataxia (FA)

We also believe that these other diseases should be a good proof of concept for other main stream NAD  therapeutic platforms, with multiple research-based Rx therapeutic targets where there is a link between a disease or condition and NAD+ depletion:

●
Chemotherapy-induced and diabetic-induced neuropathies
●
Fatty liver disease
●
Neurodegenerative diseases (Alzheimer’s)
●
Breast cancer

We completed our pre-IND meeting with the FDA in November 2016, The FDA provided greater clarity on the requirements needed to file an IND to initiate a Phase I/II clinical trial in patients with Cockayne Syndrome. ChromaDex anticipates filing this IND in 2017. The FDA has indicated it will consider a Fast Track designation for NR at the time of the IND submission.

In 2014 the results of a mouse study performed in collaboration with National Institute on Aging (NIA) at the National Institutes of Health (NIH), were published in Cell Metabolism in November 2014. The results indicated that NR was effective at restoring NAD+ levels in mitochondria and rescuing phenotypes associated with a devastating accelerated aging disease known as Cockayne Syndrome (CS).

For the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, our revenues were approximately $26,811,000, $22,014,000 and $15,313,000, respectively. The following table summarizes the Company’s total sales for each of the business segments in the last 3 years.

Fiscal Years	Ingredients Segment	Core Standards and Contract Services Segment	Regulatory Consulting Segment	Total
2016	$16.8 million	$9.4 million	$0.6 million	$26.8 million
2015	$12.5 million	$8.4 million	$1.1 million	$22.0 million
2014	$6.8 million	$7.5 million	$1.0 million	$15.3 million

Company Background

ChromaDex, Inc. was originally formed as a California corporation on February 19, 2000. On April 23, 2003, ChromaDex Inc. acquired the research and development group of a competing natural product company, Napro Biotherapeutics, located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex named ChromaDex Analytics, Inc., a Nevada corporation. On December 3, 2012, ChromaDex, Inc. acquired Spherix Consulting Inc., a scientific and regulatory consulting company located in the greater Washington D.C. area and Spherix became a wholly-owned subsidiary of ChromaDex, Inc. On December 31, 2016, Spherix Consulting, Inc. merged into ChromaDex, Inc. and subsequently was dissolved.

Business Model

Our business model is to identify, acquire, reduce-to-practice, and commercialize innovative new proprietary ingredients and technologies, with an initial industry focus on the dietary supplement, food, beverage, skin care and pharmaceutical markets. We have an experienced team that is highly capable of advancing products through development into commercialization with the required regulatory approval, safety, toxicology, clinical trials, supply chain management, manufacturing, and ultimately either directly selling the products or licensing to third parties. Our clinical trials will potentially reinforce the health benefits that may be associated with our proprietary ingredients, improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and lead us toward pharmaceutical applications for our proprietary ingredients.

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

●
Helping companies to comply with government regulations; and

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

Overview of our Products and Services

Current products and services provided are as follows:

PROPRIETARY INGREDIENTS

●
Proprietary ingredient technologies (ingredients segment). We offer bulk raw materials for inclusion in dietary supplements, food, beverage and cosmetic products. This is an area where we are increasing our focus, as we believe we can secure and defend our market positions through patents and long-term manufacturing agreements with our customers and vendors.

●
Nicotinamide riboside NIAGEN® (ingredients segment). We are working to develop and conduct additional clinical trials to validate the health benefits associated with NR, a recently discovered vitamin found naturally in milk. NR is the most efficient B3 vitamin to enhance NAD+ energetics. NR has shown promise for improving cardiovascular health, glucose levels and cognitive function and has demonstrated evidence of anti-aging effects.

●
Pterostilbene pTeroPure® (ingredients segment). Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on pterostilbene and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market.

●
Pterostilbene and caffeine co-crystal PURENERGY® (ingredients segment). We are working to develop and conduct additional clinical trials to validate the benefits of the co-crystal ingredient comprised of caffeine and pterostilbene. The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine. With this ingredient, formulators of energy products may have the ability to reduce the total amount of caffeine in their products by as much as 50% without sacrificing consumers’ expectations from such products.

●
Anthocyanin AnthOrigin™ (ingredients segment). We plan to develop an extraction process to concentrate the anthocyanins in Suntava® Purple Corn which will be used to produce a concentrated anthocyanin ingredient. We will utilize the expertise of a toll manufacturer to produce the commercial ingredient. We believe there is a ready market for cost-effective concentrated anthocyanins having application in dietary supplements, sports nutrition, food & beverage and skin care.

●
Spirulina Extract Immulina™ (ingredients segment). IMMULINA™ is a spirulina extract and the predominant active compounds are Braun-type lipoproteins which are useful for improving human immune function. These lipoproteins are present at much greater levels than those found within commonly used immune enhancing botanicals such as Echinacea and ginseng.

ANALYTICAL & CHEMISTRY BASED SERVICES, REGULATORY CONSULTING SERVICES AND NATURAL PRODUCT FINE CHEMICALS

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

Sales and Marketing Strategy

Our sales structure for the ingredients segment and core standards and contract services segment is based on a direct, technically-oriented model. We recruit and hire sales and marketing staff with appropriate commercial and scientific backgrounds. Our sales staff currently operates out of our Irvine, California office and performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. The Inside Sales portion of the organization also has customer service responsibilities. All sales and marking staff are compensated based on salary and performance-based bonus.

The regulatory consulting segment, operating out of Rockville, Maryland, generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals. Our sales staff for the ingredients, reference standards and analytical service business in Irvine, California also generates leads for the regulatory consulting segment.

USA and Canada:

For our ingredients segment and core standards and contract services segment, we employ a range of the following marketing activities to promote and sell our products and services:

●
Catalogs, research publications, brochures and flyers

●
Tradeshows and conferences

●
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

For our core standards contract services segment, we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales. Currently, we have distribution agreements in place with the following distributors for the following countries or regions:

●
Europe (LGC Limited)

●
China (MeiTech International LLC)

●
Japan (Wako Pure Chemical Industries, Ltd.)

●
Korea (Dongmyung Scientific Co.)

●
Brazil (JMC, Inc.)

●
Australia and New Zealand (Phenomenex)

●
Taiwan (Uni Onward)

●
South Africa (Industrial Analytical)

●
India

●
Indonesia, Malaysia, Singapore and Thailand

●
Mexico

For our regulatory consulting segment, we engage on consulting projects for customers all over the world, including Europe, South America, and Asia. Consulting revenues are generated from an existing well-established list of Fortune 1000 customers and referrals.

Business Market

According to data from the Nutrition Business Journal, the US consumer Dietary Supplement market is estimated to be $41 billion in 2016 and growing at 6.0% per annum through 2020. This is the primary market that ChromaDex services for both ingredients and analytical testing and standards. The Dietary Supplement segment is part of the larger US Nutrition Industry which is estimated at $195 billion for 2016 and forecasted to grow at a rate of 8% through 2020. This larger segment includes Dietary Supplements as well as functional foods and beverages and personal care. This larger industry represents a secondary addressable market for our ingredients and services. The quality control, safety and assurance of the products in these markets are, as previously noted, largely “under regulated.” This scenario leads to the establishment of the basis of one of our business strategies: concentration on the overall content of products, as well as active/marker components, uniformity of production, and toxicology of products in these markets in ways similar to analysis by other companies focused in the pharmaceutical industry. There is an increasing demand for new products, ingredients and ideas for natural products. The pressure for new, innovative products, which are “natural” or “green” based, cuts across all markets including food, beverage, cosmetic and pharmaceutical.

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

U.S. FDA Regulation

In the United States dietary supplements and food are subject to FDA regulations. For example, the FDA’s final rule on GMPs for dietary supplements published in June 2007 requires companies to evaluate products for identity, strength, purity and composition. These regulations in some cases, particularly for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. In addition, depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act, or FDCA, can regulate:

●
product testing;

●
ingredient testing;

●
documentation process, batch records, specifications;

●
product labeling;

●
product manufacturing and storage;

●
New Dietary Ingredient (NDI) status;

●
health claims, advertising and promotion; and

●
product sales and distribution.

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

U.S. Advertising Regulations

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

International Regulations

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

Major Customers

For our ingredients segment, there were three customers who accounted for more than 10% the Company’s total sales in the last three years. In 2016, Customer C accounted for 19.3% of the Company’s total sales. In 2015, Customer B accounted for 11.0% of the Company’s total sales. In 2014, Customer A accounted for 10.2% of the Company’s total sales.

	Years Ended
Major Customers	2016	2015	2014

Customer C (Ingredients segment)	19.3%	*	*
Customer B (Ingredients segment)	*	11.0%	*
Customer A (Ingredients segment)	*	*	10.2%

* Represents less than 10%.

Generally, we do not depend upon a single customer, or a few customers and the loss of any one or more would not have a material adverse effect on the ingredients segment or the Company. However, due to the volume of ingredients we are selling in relation to the overall Company’s sales, we do expect that a few of our customers at times may account for more than 10% of the Company’s sales.

For the core standards and contract services segment and the regulatory consulting segment, we did not have any customers who accounted for more than 10% of the Company’s total sales in the last three years.

Competitive Business Conditions

For our ingredients segment, we face little direct competition as the ingredients we offer, such as NIAGEN® and pTeroPure® are backed by intellectual properties exclusively licensed to us. We, however, face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics compared to the ingredients we offer. Below is a list of some of the competitors for our ingredients segment.

Ingredients Business Segment Competitors

●
Royal DSM (the Netherlands)

●
Glanbia plc (Ireland)

●
BASF (Germany)

●
Lonza Group Ltd (Switzerland)

●
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

Core Standards and Contract Services Segment Competitors

●
Sigma-Aldrich (USA)

●
Phytolab (Germany)

●
US Pharmacopoeia (USA)

●
Extrasynthese (France)

●
Covance (USA)

●
Eurofins (France)

●
Silliker Canada Co. (Canada)

For regulatory consulting segment, there are numerous competitors, including some that are much larger companies with more resources. The success in winning and retaining clients is heavily dependent on the efforts and reputation of our consultants. We believe the barriers to entry in particular areas of our consulting expertise are low.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

For our ingredients segment, we currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. Our business strategy is to use the intellectual property harnessed from our core standards and contract services segment as the basis for providing new proprietary ingredients to our customers. Our strategy is to develop these proprietary ingredients on our own as well as to license our intellectual property to companies who will commercialize it. We anticipate that the net result will be a long term flow of intellectual property milestone and royalty payments to us.

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	2/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/3/2025	Licensed from Washington University
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	10/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College
8,227,510	Combine use of pterostilbene and quercetin for the production of cancer treatment medicaments	7/19/2005	7/24/2012	7/19/2025	Licensed from Green Molecular S.L.
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	2/1/2032	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,318,807	Pterostilbene Caffeine Co-Crystal Forms	7/30/2010	11/27/2012	7/30/2030	Licensed from Laurus Labs Private Limited

8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College
8,524,782	Key intermediate for the preparation of Stilbenes, solid forms of Pterostilbene, and methods for making the same	6/1/2009	9/3/2013	6/1/2029	Licensed from Laurus Labs Private Limited
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	6/10/2008	8/19/2014	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/22/2014	5/8/2032	Co-owned by ChromaDex and University of California
8,945,653	Extracted whole kernels and improved processed and processable corn produced thereby	5/23/2011	2/3/2015	5/23/2031	Licensed from Suntava, LLC
9,028,887	Method improve spatial memory via pterostilbene administration	5/22/2014	5/12/2015	5/22/2034	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,439,875	Anxiolytic effect of pterostilbene	5/11/2011	9/13/2016	5/11/2031	Licensed from the University of Mississippi and U.S. Department of Agriculture

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

For certain reference standards, ChromaDex Analytics, Inc. operates laboratory operations and a manufacturing facility for our core standards and contract services segment. We currently maintain our own manufacturing equipment and have the ability to manufacture certain products in limited quantities, ranging from milligrams to kilograms. In addition, the new research and development laboratory in Longmont, Colorado will allow us to manufacture at a process scale for products that we are planning to take to market. We intend to contract for the manufacturing of products that we develop and enter into strategic relationships or license agreements for sales and marketing of products that we develop when the quantities we require exceed our capacity.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

We believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

For our ingredients segment, we have completed the first human clinical trial on our proprietary ingredient NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme NAD+ in healthy human volunteers. In addition, NR was also found to be safe as no adverse events were observed. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.” NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists and in August 2016, the U.S. FDA issued a GRAS No Objection Letter.

We are currently conducting a second human clinical trial on NR which will evaluate the effect of repeated doses of NIAGEN® on NAD+ metabolite concentrations in blood, urine and muscle in healthy adults. This study will evaluate the impacts of 3 dose levels of NIAGEN® compared to a placebo. One quarter of subjects will receive the low dose of NIAGEN® (100 mg), one quarter will receive the moderate dose of NIAGEN® (300 mg), one quarter will receive the higher dose of NIAGEN® (1,000 mg) and one quarter will receive the placebo. The recruitment and dosing portions of the trial are currently in the final stages as the last participant is currently on study.

We have also been working closely with the National Institute of Health under a collaborative agreement on a therapeutic indication for NR as a treatment of a rare pediatric orphan disease, Cockayne Syndrome. We completed a pre-Investigational New Drug (“IND”) meeting with the FDA in November 2016 and we expect to file an IND application with the FDA in 2017.

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

Through our newly opened research and development laboratory in Longmont, Colorado, we intend to manufacture at a process scale for products that we are planning to take to market as well as explore cost saving processes for existing products.

We plan to utilize our expertise in natural products to license and develop new intellectual property that can be sold to clients in our target industries.

Research and development costs for our ingredients segment for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $2,488,000, $892,000 and $514,000, respectively.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense in order to comply with Federal, state and local environmental laws and regulations.

Working Capital

The Company’s working capital at the end of years 2016 and 2015 was approximately $7.8 million and $4.4 million, respectively. The Company measures working capital by adding trade receivables and inventories, and subtracting accounts payable. The majority of the working capital is consumed by our ingredients segment as the operations require a large amount of inventory to be on hand. As the ingredients segment grows, more working capital will likely be needed to support the operations. As of December 31, 2016, the Company had approximately $7.0 million of inventory for our ingredients segment, which represented approximately 36% of the Company’s total assets.

Backlog Orders

For our ingredients segment, we have minimal backlog orders as we carry inventory on hand for most of the ingredients we offer and we ship upon the receipt of customer’s purchase orders.

For the core standards and contract services segment, we normally have a small backlog of orders for reference standards. These orders amount to approximately $25,000 or less. Because we list over 1,800 phytochemicals and 400 botanical reference materials in our catalog, we may not always have the items in stock at the time of customers’ orders. These backlog orders are normally fulfilled within 2 to 3 months.

Facilities

For information on our facilities, see “Properties” in Item 2 of this Form 10-K.

Employees

As of December 31, 2016, ChromaDex (including ChromaDex Analytics, Inc.) had 93 employees, 84 of whom were full-time and 9 of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to our Company and our Business

We have a history of net losses, may need additional financing to meet our future short-term and long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,928,000, $2,771,000 and $5,388,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

On November 4, 2016, we entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. As of December 31, 2016, the Company failed to meet one of the covenants of the business financing agreement, which was to at least meet 50% of projections of EBDAS and was in default under the agreement (the “Existing Default.”). On March 12, 2017, the Company entered into a modification agreement with Western Alliance under which Western Alliance waived the Existing Default. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least March 17, 2018, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources.

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

As a result of these factors, we may seek to raise additional capital prior to March 17, 2018 both to meet our projected operating plans after March 17, 2018 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

We are currently engaged in litigation with Elysium Health, LLC that may harm our business, and a disruption in sales to or the ability to collect from this customer or other significant customers in the future, could also materially harm our financial results.

We are currently engaged in litigation with Elysium Health, LLC that represented 19% of our net sales for the year ending December 31, 2016. For further details on this litigation, please refer to Item 3 of this Annual Report on Form 10-K. This customer has not paid us approximately $3.0 million for previous purchase orders. We may not collect the full amount owed to us by this customer, and as a result, we may have to write off a large portion of that amount as uncollectible expense. We may also have to discount future sales, if any, to this customer.

The litigation may turn out to be substantial and complex, and it could cause us to incur significant costs and distract our management over an extended period of time. The litigation may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us. The customer has filed a counterclaim against us, and if we are unsuccessful in resolving the litigation on favorable terms to us, we may be forced to pay compensatory and punitive damages and restitution for any royalty payments that we received from the customer. We cannot guarantee that the customer will continue to make purchases at previous volumes or prices, which may harm our future sales if we cannot replace their volume with other existing and new customers and which may materially affect our future financial results.

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

We may need to increase the size of our organization, and we can provide no assurance that we will successfully expand operations or manage growth effectively.

Our significant increase in the scope and the scale of our product launches, including the hiring of additional personnel, has resulted in significantly higher operating expenses. As a result, we anticipate that our operating expenses will continue to increase. Expansion of our operations may also cause a significant demand on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our attempts to expand our marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, we may change the strategy of our ingredients segment by focusing on selling products with our ingredients direct to consumers, and may decide to invest in building a direct-to-consumer business. If we are not successful in developing a direct-to-consumer business, our sales may decrease and our costs may increase.

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

We depend greatly on Frank L. Jaksch Jr., Thomas C. Varvaro, Troy A. Rhonemus and Robert N. Fried who are our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and recently hired President and Chief Strategy Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

●
disputes and litigation with significant customers, including the ongoing litigation as described in Item 3 of this Annual Report on Form 10-K;

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

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, a small portion of our sales has been to researchers whose funding is dependent on grants from government agencies such as the United States National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other departments, such as Homeland Security or Defense, or general efforts to reduce the United States federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

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

Our cash flows and capital resources may be insufficient to make required payments on future indebtedness.

On November 4, 2016, we entered into entered into a business financing agreement (the “Financing Agreement”) with Western Alliance Bank (“Western Alliance”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. The interest rate will be calculated at a floating rate per month equal to (a) the greater of (i) 3.50% per year or (ii) the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus (b) 2.50 percentage points. Any borrowings, interest or other fees or obligations that the Company owes Western Alliance pursuant to the Financing Agreement (the “Obligations”) will be become due and payable on November 4, 2018. For further details on the Loan Agreement, please refer to Note 8. Loan Payable appearing in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2016 and March 15, 2017, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

●
make it difficult for us to satisfy our other debt obligations;

●
make us more vulnerable to general adverse economic and industry conditions;

●
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

●
expose us to interest rate fluctuations because the interest rate on the debt under the Financing Agreement is variable;

●
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

●
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●
place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●
economic and demand factors affecting our industry;

●
pricing pressures;

●
increased operating costs;

●
competitive conditions; and

●
other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the Financing Agreement are secured by a security interest in all of our assets, exclusive of intellectual property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future. Our incurrence of additional indebtedness would intensify the risks described above.

The Financing Agreement contains various covenants limiting the discretion of our management in operating our business.

The Financing Agreement contains various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●
incur additional debt;

●
grant liens on assets;

●
make investments, including capital expenditures;

●
sell or acquire assets outside the ordinary course of business; and

●
make fundamental business changes.

If we fail to comply with the restrictions in the Financing Agreement, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

To achieve commercial success for our products, we must sell our product lines and/or technologies at favorable prices. In addition to being expensive, maintaining such a sales force is time-consuming. Qualified direct sales personnel with experience in the natural products industry are in high demand, and there can be no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent sales representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. There can be no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there can be no assurance that we will be able to build an alternate distribution framework should we attempt to do so.

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

The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time-consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce GMPs, regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

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

●
litigation;

●
disputes with or our inability to collect from significant customers;

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

As of December 31, 2016, we had outstanding options exercisable for an aggregate of 5,210,334 shares of common stock at a weighted average exercise price of $3.47 per share and outstanding warrants exercisable for an aggregate of 470,444 shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, we lease approximately 15,000 square feet of office space in Irvine, California with 3 years remaining on the lease, approximately 13,000 square feet of space for laboratory in Boulder, Colorado with 6 years remaining on the lease, approximately 10,000 square feet of space for research and development laboratory in Longmont, Colorado with 7 years remaining on the lease and approximately 2,300 square feet of office space in Rockville, Maryland with 4 years remaining on the lease. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Ingredients	All properties
Core Standards and Contract Services	Irvine, CA, Boulder, CO and Longmont, CO
Regulatory Consulting	Primarily Rockville, MD

We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado. We use the apartments to accommodate our traveling employees to each of our California and Colorado locations. We do not own any real estate. For the year ended December 31, 2016, our total annual rental expense was approximately $606,000.

Item 3.  Legal Proceedings

On December 29, 2016, ChromaDex, Inc. filed a complaint (the “Complaint”) in the United States District Court for the Central District of California, naming Elysium Health, Inc. as defendant. Among other allegations, ChromaDex, Inc. alleges in the Complaint that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium Health, LLC (“Elysium”) (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (iii) Elysium breached the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), by failing to make payments to ChromaDex, Inc. for royalties due pursuant to the License Agreement and (iv) certain officers of Elysium made false promises and representations to induce ChromaDex, Inc. into providing large supplies of pTeroPure® and NIAGEN® to Elysium pursuant to the pTeroPure® Supply Agreement and NIAGEN® Supply Agreement. ChromaDex, Inc. is seeking punitive damages, money damages and interest.

On January 25, 2017, Elysium filed an answer and counterclaims (the “Counterclaim”) in response to the Complaint. Among other allegations, Elysium alleges in the Counterclaim that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium and for violating certain confidential information provisions, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. breached certain confidential provisions of the pTeroPure® Supply Agreement, (iv) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement (the “Fraud Claim”), (v) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights (the “Patent Claim”) and (vi) ChromaDex, Inc. has engaged in unlawful or unfair competition under California state law (the “Unfair Competition Claim”). Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement.

On February 15, 2017, ChromaDex, Inc. filed an amended complaint (the “Amended Complaint”). In the Amended Complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of this matter, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them.

As of December 31, 2016, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 25, 2016, our common stock has been traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol “CDXC.” From November 10, 2014 to April 22, 2016, our common stock had been traded on the top tier of the OTC Markets Group, Inc. (the “OTCQX”) under the symbol “CDXC.”

On April 13, 2016, the Company effected a 1-for-3 reverse stock split. All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented. An additional 1,632 shares were issued to round up fractional shares as a result of the reverse stock split.

The following table sets forth the range of high and low sale prices of our common stock for each of the periods indicated as reported by NASDAQ and OTCQX. Closing sale prices were used for the period when our common stock was traded on NASDAQ and closing bid quotations were used for the period when our common stock was traded on OTCQX. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2016
Quarter Ended	High	Low
December 31, 2016	$3.31	$2.31
October 1, 2016	$4.39	$2.88
July 2, 2016	$5.76	$2.84
April 2, 2016	$4.77	$3.60

Fiscal Year Ending January 2, 2016
Quarter Ended	High	Low
January 2, 2016	$4.56	$3.36
October 3, 2015	$4.26	$3.06
July 4, 2015	$4.44	$3.39
April 4, 2015	$4.62	$2.55

On March 9, 2017, the closing sale price was $2.71.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

The performance graph below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the S&P Small Cap 600 Health Care Index. The chart shows the value as of December 31, 2016, of $100 invested on December 31, 2011. The stock price performance below is not necessarily indicative of future performance.

The performance graph below is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except as shall be expressly set forth by specific reference in such filing.

	12/31/11	12/29/12	12/28/13	1/3/15	1/2/16	12/31/16

ChromaDex Corporation	100.00	101.00	290.91	163.64	221.82	200.61
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P Small Cap 600 Health Care Index	100.00	109.85	159.94	170.04	184.79	180.61

Holders of Our Common Stock

As of March 9, 2017, we had approximately 51 registered holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends. Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read together with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes included elsewhere in this Form 10-K and in our SEC filings. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future and results of interim periods are not necessarily indicative of the results for the entire year.

	Years Ended
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data
Sales, net	$26,811,086	$22,014,140	$15,313,179	$10,160,964	$11,610,494
Cost of sales	14,889,954	13,533,132	9,987,514	7,027,828	9,335,057

Gross profit	11,921,132	8,481,008	5,325,665	3,133,136	2,275,437

Operating expenses:
Sales and marketing	2,250,589	2,326,788	2,136,584	2,357,605	5,520,141
Research and development	2,522,768	891,601	513,671	134,040	141,573
General and administrative	9,393,209	7,416,451	7,860,930	4,982,976	8,250,157
Loss from investment in affiliate	-	-	45,829	44,961	-
Operating expenses	14,166,566	10,634,840	10,557,014	7,519,582	13,911,871

Operating loss	(2,245,434)	(2,153,832)	(5,231,349)	(4,386,446)	(11,636,434)

Nonoperating income (expenses):
Interest income	2,247	3,325	2,013	1,251	3,014
Interest expense	(371,899)	(616,033)	(158,849)	(34,330)	(29,006)
Loss on debt extinguishment	(313,099)	-	-	-	-
Nonoperating expenses	(682,751)	(612,708)	(156,836)	(33,079)	(25,992)

Loss before income taxes	(2,928,185)	(2,766,540)	(5,388,185)	(4,419,525)	(11,662,426)
Provision for income taxes	-	(4,527)	-	-	-

Net loss	$(2,928,185)	$(2,771,067)	$(5,388,185)	$(4,419,525)	$(11,662,426)

Basic and Diluted loss per common share	$(0.08)	$(0.08)	$(0.15)	$(0.13)	$(0.39)
Basic and Diluted weighted average
common shares outstanding	37,294,321	35,877,341	35,486,460	33,329,148	30,089,601

	At The End of Year
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data

Cash	$1,642,429	$5,549,672	$3,964,750	$2,261,336	$520,000

Working capital (1)	7,786,372	4,400,432	2,189,442	1,602,008	3,717,610

Total assets	19,752,068	18,749,209	11,516,847	8,986,892	9,034,521

Long term debt	-	3,345,335	1,977,113	-	-

Total stockholders' equity	$9,974,358	$5,274,674	$3,998,391	$5,665,451	$3,993,329

(1) Trade receivables plus inventories less accounts payable.

	Years Ended
	2016	2015	2014	2013	2012
Consolidated Cash Flow Data

Net cash used in operating activities	$(2,936,596)	$(2,111,138)	$(2,580,406)	$(3,906,011)	$(10,119,713)

Net cash provided by (used in) investing activities	(1,724,922)	(647,731)	1,590,275	998,651	(76,565)

Net cash provided by financing activities	$754,275	$4,343,791	$2,693,545	$4,648,696	$10,296,126

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operation together with “Selected Financial Data,” the consolidated financial statements and the related notes included elsewhere this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

Overview

We are a natural products company that leverage our complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. In addition to our ingredient technologies segment, we also have core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and analytical testing services, and regulatory consulting segment. As a result of our relationships with leading universities and research institutions, we are able to discover and license early stage, intellectual property-backed ingredient technologies. We then utilize our in-house chemistry, regulatory and safety consulting business units to develop commercially viable ingredients. Our ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

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

On November 4, 2016, we entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. As of December 31, 2016, the Company failed to meet one of the covenants of the business financing agreement, which was to at least meet 50% of projections of EBDAS and was in default under the agreement (the “Existing Default.”). On March 12, 2017, the Company entered into a modification agreement with Western Alliance under which Western Alliance waived the Existing Default. As of March 15, 2017, we have not borrowed from this revolving credit line. We anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least March 17, 2018. We may, however, seek additional capital prior to March 17, 2018, both to meet our projected operating plans after March 17, 2018 and/or to fund our longer term strategic objectives.

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

Results of Operations

Our net sales for the twelve-month periods ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $26,811,000, $22,014,000 and $15,313,000, respectively. We incurred a net loss of approximately $2,928,000, $2,771,000 and $5,388,000 for the twelve-month periods ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. This equated to $0.08, $0.08 and $0.15 losses per basic and diluted share for the twelve-month periods ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Over the next two years, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

	Twelve months ending
	Dec. 31, 2016	Jan. 2, 2016	Jan. 3, 2015
Sales	$26,811,086	$22,014,140	$15,313,179
Cost of sales	14,889,954	13,533,132	9,987,514
Gross profit	11,921,132	8,481,008	5,325,665
Operating expenses -Sales and marketing	2,250,589	2,326,788	2,136,584
-Research and development	2,522,768	891,601	513,671
-General and administrative	9,393,209	7,416,451	7,860,930
-Loss from investment in affiliate	-	-	45,829
Nonoperating -Interest income	2,247	3,325	2,013
-Interest expenses	(371,899)	(616,033)	(158,849)
-Loss on debt extinguishment	(313,099)	-	-
Provision for income taxes	-	(4,527)	-
Net loss	$(2,928,185)	$(2,771,067)	$(5,388,185)

Year Ended December 31, 2016 Compared to Year Ended January 2, 2016

Net Sales. Net sales consist of gross sales less discounts and returns.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Net sales:
Ingredients	$16,775,000	$12,542,000	34%
Core standards and contract services	9,371,000	8,419,000	11%
Scientific and regulatory consulting	665,000	1,053,000	-37%

Total net sales	$26,811,000	$22,014,000	22%

●
The increase in sales for the ingredients segment is due to increased sales of “NIAGEN®” and “PTEROPURE®.”

●
The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

●
The decrease in sales for the scientific and regulatory consulting segment is primarily due to a further emphasis on intercompany work supporting our ingredients segment.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
	December 31, 2016		January 2, 2016
	Amount	% ofnet sales	Amount	% ofnet sales
Cost of sales:
Ingredients	$7,921,000	47%	$6,664,000	53%
Core standards and contract services	6,504,000	69%	6,347,000	75%
Scientific and regulatory consulting	465,000	70%	522,000	50%

Total cost of sales	$14,890,000	56%	$13,533,000	61%

The cost of sales, as a percentage of net sales, decreased 5%.

●
The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, decreased 6%. The increase in analytical testing and contract services sales led to a higher labor utilization rate, which resulted in lowering our cost of sales as a percentage of net sales.

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

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Gross profit:
Ingredients	$8,854,000	$5,878,000	51%
Core standards and contract services	2,867,000	2,072,000	38%
Scientific and regulatory consulting	200,000	531,000	-62%

Total gross profit	$11,921,000	$8,481,000	41%

●
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

●
The decreased gross profit for the scientific and regulatory consulting segment is largely due to a greater focus on intercompany work supporting our ingredients segment.

Operating Expenses – Sales and Marketing. Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Sales and marketing expenses:
Ingredients	$1,197,000	$1,112,000	8%
Core standards and contract services	1,043,000	1,202,000	-13%
Scientific and regulatory consulting	11,000	13,000	-15%

Total sales and marketing expenses	$2,251,000	$2,327,000	-3%

●
For the ingredients segment, the increase is largely due to increased marketing efforts to raise the consumer awareness for our line of proprietary ingredients.

●
For the core standards and contract services segment, the decrease is largely due to making certain operational changes as certain personnel who were previously assigned to the sales and marketing group were moved to an administrative group. We do anticipate increased expenses going forward as we increase marketing efforts and hire additional staff.

●
For the scientific and regulatory consulting segment, we had limited sales and marketing expenses.

Operating Expenses – Research and Development. Research and Development Expenses consist of clinical trials and process development expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Research and development expenses:
Ingredients	$2,488,000	$892,000	179%
Core standards and contract services	35,000	-

Total research and development expenses	$2,523,000	$892,000	183%

●
For the ingredients segment, we increased our research and development efforts with a focus on our “NIAGEN®” brand. Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

●
For the core standards and contract services segment, the expense is mainly associated with exploring processes to develop certain compounds at a larger scale.

Operating Expenses – General and Administrative. General and Administrative Expenses consist of general company administration, IT, accounting and executive management expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change

General and administrative	$9,393,000	$7,416,000	27%

●
One of the factors that contributed to the increase in general and administrative expenses was an increase in bad debt expense. Our bad debt expense for 2016 increased to approximately $870,000 compared to $379,000 for 2015. In December 2016, we recorded an allowance of $500,000 for a certain doubtful account against bad debt expenses.

●
Another factor that contributed to the increase was an increase in patent maintenance expense. Our patent maintenance expense for 2016 increased to approximately $652,000 compared to approximately $371,000 for 2015.

●
Another factor that contributed to the increase was an increase of approximately $531,000 in expenses associated with administrative staff. We made certain operational changes as certain personnel who were previously assigned to our sales and marketing group were moved to an administrative group in 2016.

●
Another factor that contributed to the increase in general and administrative expense was an increase in royalties we pay to patent holders as the sales for licensed products increased in 2016. For 2016, royalty expense increased to approximately $713,000, compared to approximately $526,000 for 2015.

●
Also, there were one-time expenses of approximately $89,000 associated with the initial listing of the Company’s stock in the NASDAQ Capital Market in 2016.

●
These increases in expenses were offset by the decrease in share-based compensation expense. For 2016, our share-based compensation expense decreased to approximately $1,194,000 compared to approximately $1,978,000 for 2015.

Nonoperating – Interest Income. Interest income consists of interest earned on money market accounts. Interest income for the twelve-month period ended December 31, 2016, was approximately $2,000, a slight decrease compared to approximately $3,000 for the twelve-month period ended January 2, 2016.

Nonoperating – Interest Expense. Interest expense consists of interest on loan payable and capital leases.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change

Interest expense	$372,000	$616,000	-40%

●
The decrease in interest expense was mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Depreciation and Amortization. For the twelve-month period ended December 31, 2016, we recorded approximately $332,000 in depreciation compared to approximately $286,000 for the twelve-month period ended January 2, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized. In the twelve-month period ended December 31, 2016, we recorded amortization on intangible assets of approximately $88,000 compared to approximately $45,000 for the twelve-month period ended January 2, 2016.

Income Taxes. At December 31, 2016 and January 2, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for 2016 and 0.2% for 2015.

Net cash used in operating activities. Net cash used in operating activities for the twelve-month period ended December 31, 2016 was approximately $2,937,000 as compared to approximately $2,111,000 for the twelve-month period ended January 2, 2016. Along with the net loss, an increase in trade receivables were the largest uses of cash during the twelve-month period ended December 31, 2016. Net cash used in operating activities for the twelve-month period ended January 2, 2016 largely reflects increase in inventories, trade receivables along with the net loss, as well.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities. Net cash used in investing activities was approximately $1,725,000 for the twelve-month period ended December 31, 2016, compared to approximately $648,000 for the twelve-month period ended January 2, 2016. Net cash used in investing activities for the twelve-month period ended December 31, 2016 mainly consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the twelve-month period ended January 2, 2016 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $754,000 for the twelve-month period ended December 31, 2016, compared to approximately $4,344,000 for the twelve-month period ended January 2, 2016. Net cash provided by financing activities for 2016 mainly consisted of proceeds from issuances of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases. Net cash provided by financing activities for 2015 consisted of proceeds from loan payable and issuances of our common stock and warrants through a private offering to our existing stockholders.

Trade Receivables. As of December 31, 2016, we had approximately $5,852,000 in trade receivables as compared to approximately $2,451,000 as of January 2, 2016. This increase was largely due to the increase in our ingredients segment sales.

Inventories. As of December 31, 2016, we had approximately $7,913,000 in inventory, compared to approximately $8,174,000 as of January 2, 2016. As of December 31, 2016, our inventory consisted of approximately $7,016,000 of bulk ingredients and approximately $897,000 of phytochemical reference standards.  Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products. Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company currently lists over 1,800 phytochemicals and 400 botanical reference materials in our catalog and holds a lot of these as inventory in small quantities, mostly in grams and milligrams.

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

Accounts Payable. As of December 31, 2016, we had $5,978,000 in accounts payable compared to approximately $6,224,000 as of January 2, 2016.

Advances from Customers. As of December 31, 2016, we had approximately $389,000 in advances from customers compared to approximately $272,000 as of January 2, 2016. These advances are for large-scale consulting projects, contract services and contract research projects where we require a deposit before beginning work. This increase was due to obtaining more of such large-scale projects during the 2nd half of the twelve-month period ended December 31, 2016.

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

●
The increase in sales for the ingredients segment is due to increased sales throughout most of the ingredients we sell, with “NIAGEN®” contributing a majority of the increase.

●
The increase in sales for the core standards and contract services segment is primarily due to increased sales of analytical testing and contract services.

●
The increase in sales for the scientific and regulatory consulting segment is due to the timing of completion of consulting projects for customers.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
	January 2, 2016		January 3, 2015
	Amount	% ofnet sales	Amount	% ofnet sales
Cost of sales:
Ingredients	$6,664,000	53%	$4,257,000	62%
Core standards and contract services	6,347,000	75%	5,141,000	69%
Scientific and regulatory consulting	522,000	50%	589,000	61%

Total cost of sales	$13,533,000	61%	$9,987,000	65%

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

●
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

●
The increased gross profit for the ingredients segment is due to the increased sales of the ingredient portfolio we offer, as well as lower prices from our suppliers as a result of increased purchase volumes.

●
The decreased gross profit for the core standards and contract services segment is largely due to increased costs in fine chemical reference standards as we reduced the carrying values for the portion of the inventory that are considered slow-moving and obsolete.

●
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

●
For the ingredients segment, we were able to maintain sales and marketing expenses at a similar level to 2014 despite the significant increase in sales. We do anticipate some increased expenses going forward as we increase marketing efforts for our proprietary ingredients.

●
For the core standards and contract services segment, the increases are largely due to hiring additional sales and marketing staff and making certain operational changes. Wages and travel expenses for sales and marketing staff increased by approximately $164,000 in 2015, compared to 2014.

●
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

●
All our research and development efforts are for the ingredients segment. In 2015, we increased our research and development efforts with a focus on our “NIAGEN®” brand.

Operating Expenses – General and Administrative. General and Administrative Expenses consist of general company administration, IT, accounting and executive management expenses.

	Twelve months ending
	January 2, 2016	January 3, 2015	Change

General and administrative	$7,416,000	$7,861,000	-6%

●
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

●
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

Liquidity and Capital Resources

For the twelve-month periods ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company has incurred operating losses of approximately $2,245,000, $2,154,000 and $5,231,000, respectively. Net cash used in operating activities for the twelve-month periods ended December 31, 2016, January 2, 2016 and January 3, 2015 was approximately $2,937,000, $2,111,000 and $2,580,000, respectively. The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

Our Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan. Additional financing may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Without adequate financing we may have to further delay or terminate product or service expansion plans. Any inability to raise additional financing would have a material adverse effect on us.

On November 4, 2016, we entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. As of December 31, 2016, the Company failed to meet one of the covenants of the business financing agreement, which was to at least meet 50% of projections of EBDAS and was in default under the agreement (the “Existing Default.”). On March 12, 2017, the Company entered into a modification agreement with Western Alliance under which Western Alliance waived the Existing Default. While, we anticipate that our current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet our projected operating plans through at least March 17, 2018, we may seek additional capital prior to March 17, 2018, both to meet our projected operating plans through and after March 17, 2018 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate sufficient revenue to meet our projected operating plans prior to March 17, 2018, we will revise our projected operating plans accordingly.

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

Off-Balance Sheet Arrangements

During the fiscal years ended December 31, 2016 and January 2, 2016, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2016:

	Payments due by period
	Total	2017	2018	2019	2020	2021

Capital leases	670,000	297,000	248,000	89,000	36,000	-
Operating leases	2,949,000	682,000	682,000	644,000	479,000	462,000
Purchase obligations	3,524,000	3,096,000	428,000	-	-	-
Total	$7,143,000	$4,075,000	$1,358,000	$733,000	$515,000	$462,000

Capital leases. We lease equipment under capitalized lease obligations with a term of typically 4 or 5 years. We make monthly instalment payments for these leases.

Operating leases. We lease our office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from September 2017 through February 2024. We make monthly payments on these leases.

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

Inventories: Inventories are comprised of raw materials, work-in-process and finished goods. They are stated at the lower of cost, determined by the first-in, first-out method, or market. The inventory on the balance sheet is reflected net of valuation allowances. Labor and overhead has been added to inventory that was manufactured or characterized by the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may become exposed to risks associated with changes in interest rates in connection with our credit facility with Western Alliance. As of December 31, 2016, we did not have an outstanding loan payable balance, however, we established a formula based revolving credit line with Western Alliance Bank, pursuant to which we may borrow an aggregate principal amount of up to $5,000,000, subject to certain terms and conditions. If we decide to borrow from this credit line, the interest rate will be calculated at a floating rate per month equal to the greater of 3.50% per year or the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus 2.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. If the Prime Rate rises, we will incur more interest expenses. Any borrowing, interest or other fees or obligations that we owe Western Alliance will become due and payable on November 4, 2018.

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

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 8.  Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChromaDex Corporation and Subsidiaries, as of December 31, 2016 and January 2, 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ChromaDex Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum LLP
New York, NY
March 16, 2017

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets
December 31, 2016 and January 2, 2016

	2016	2015
Assets

Current Assets
Cash	$1,642,429	$5,549,672
Trade receivables	5,852,030	2,450,591
Inventories	7,912,630	8,173,799
Prepaid expenses and other assets	329,854	373,567
Total current assets	15,736,943	16,547,629

Leasehold Improvements and Equipment, net	3,111,374	1,788,645
Deposits	397,207	58,883
Intangible assets, net	486,226	354,052
Long-term investment, related party	20,318	-

Total assets	$19,752,068	$18,749,209

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$5,978,288	$6,223,958
Accrued expenses	2,170,172	1,302,865
Current maturities of loan payable	-	1,528,578
Current maturities of capital lease obligations	255,461	219,689
Customer deposits and other	389,010	272,002
Deferred rent, current	76,219	39,529
Total current liabilities	8,869,150	9,586,621

Loan payable, less current maturities, net	-	3,345,335
Capital lease obligations, less current maturities	343,589	444,589
Deferred rent, less current	564,971	97,990

Total liabilities	9,777,710	13,474,535

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding 2016 37,544,531 and 2015 36,003,589 shares	37,545	36,004
Additional paid-in capital	55,160,387	47,534,059
Accumulated deficit	(45,223,574)	(42,295,389)
Total stockholders' equity	9,974,358	5,274,674

Total liabilities and stockholders' equity	$19,752,068	$18,749,209

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

	2016	2015	2014

Sales, net	$26,811,086	$22,014,140	$15,313,179
Cost of sales	14,889,954	13,533,132	9,987,514

Gross profit	11,921,132	8,481,008	5,325,665

Operating expenses:
Sales and marketing	2,250,589	2,326,788	2,136,584
Research and development	2,522,768	891,601	513,671
General and administrative	9,393,209	7,416,451	7,860,930
Loss from investment in affiliate	-	-	45,829
Operating expenses	14,166,566	10,634,840	10,557,014

Operating loss	(2,245,434)	(2,153,832)	(5,231,349)

Nonoperating income (expense):
Interest income	2,247	3,325	2,013
Interest expense	(371,899)	(616,033)	(158,849)
Loss on debt extinguishment	(313,099)	-	-
Nonoperating expenses	(682,751)	(612,708)	(156,836)

Loss before income taxes	(2,928,185)	(2,766,540)	(5,388,185)
Provision for income taxes	-	(4,527)	-

Net loss	$(2,928,185)	$(2,771,067)	$(5,388,185)

Basic and Diluted loss per common share	$(0.08)	$(0.08)	$(0.15)

Basic and Diluted weighted average common shares outstanding	37,294,321	35,877,341	35,486,460

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 28, 2013	34,841,579	$34,841	$39,766,747	$(34,136,137)	$5,665,451

Issuance of warrant	-	-	246,189	-	246,189

Exercise of stock options	178,238	178	466,971	-	467,149

Issuance of unvested restricted stock	395,333	395	791	-	1,186

Unvested restricted stock	(395,333)	(395)	(791)	-	(1,186)

Share-based compensation	28,333	29	2,861,264	-	2,861,293

Stock issued to settle outstanding payable balance	42,202	42	146,452	-	146,494

Net loss	-	-	-	(5,388,185)	(5,388,185)

Balance, January 3, 2015	35,090,352	35,090	43,487,623	(39,524,322)	3,998,391

Issuance of common stock, net of offering costs of $25,000	533,334	534	1,974,359	-	1,974,893

Exercise of stock options	40,236	40	94,806	-	94,846

Vested restricted stock	228,000	228	(228)	-	-

Share-based compensation	111,667	112	1,977,499	-	1,977,611

Net loss	-	-	-	(2,771,067)	(2,771,067)

Balance, January 2, 2016	36,003,589	36,004	47,534,059	(42,295,389)	5,274,674

1 for 3 reverse stock split, isssuance due to fractional shares round up	1,632	2	(2)	-	-

Issuance of common stock, net of offering costs of $33,000	1,245,227	1,245	5,716,230	-	5,717,475

Exercise of stock options	280,086	280	716,332	-	716,612

Vested restricted stock	13,997	14	(14)	-	-

Share-based compensation	-	-	1,193,782	-	1,193,782

Net loss	-	-	-	(2,928,185)	(2,928,185)

Balance, December 31, 2016	37,544,531	$37,545	$55,160,387	$(45,223,574)	$9,974,358

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2016, January 2, 2016 and January 3, 2015
	2016	2015	2014

Cash Flows From Operating Activities
Net loss	$(2,928,185)	$(2,771,067)	$(5,388,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	331,734	285,536	222,721
Amortization of intangibles	87,826	45,014	35,589
Share-based compensation expense	1,193,782	1,977,611	2,916,924
Allowance for doubtful trade receivables	713,122	329,844	28,779
Loss from disposal of equipment	7,114	19,643	20,400
Loss from impairment of intangibles	-	19,495	-
Loss from investment in affiliate	-	-	45,829
Loss on debt extinguishment	313,099	-	-
Non-cash financing costs	110,161	188,442	49,527
Changes in operating assets and liabilities:
Trade receivables	(4,114,561)	(873,726)	(1,096,695)
Other receivable	-	-	215,000
Inventories	240,851	(4,439,458)	(1,530,216)
Prepaid expenses and other assets	(133,855)	(82,124)	(91,053)
Accounts payable	(245,670)	2,772,350	2,157,192
Accrued expenses	867,307	449,180	196,978
Customer deposits and other	117,008	37,567	(311,609)
Deferred rent	503,671	(69,445)	(51,587)
Net cash used in operating activities	(2,936,596)	(2,111,138)	(2,580,406)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,504,922)	(525,231)	(123,096)
Purchases of intangible assets	(220,000)	(122,500)	(130,000)
Proceeds from sales of equipment	-	-	1,356
Proceeds from investment in affiliate	-	-	1,842,015
Net cash provided by (used in) investing activities	(1,724,922)	(647,731)	1,590,275

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	5,717,474	1,974,893	-
Proceeds from exercise of stock options	716,612	94,846	467,149
Proceeds from loan payable	-	2,500,000	2,500,000
Payment of debt issuance costs	(176,836)	(15,000)	(102,866)
Principal payment on loan payable	(5,000,000)	-	-
Cash paid for debt extinguishment costs	(281,092)	-	-
Principal payments on capital leases	(221,883)	(210,948)	(170,738)
Net cash provided by financing activities	754,275	4,343,791	2,693,545

Net increase in cash	(3,907,243)	1,584,922	1,703,414

Cash Beginning of Year	5,549,672	3,964,750	2,261,336

Cash Ending of Year	$1,642,429	$5,549,672	$3,964,750

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$261,738	$427,591	$74,996

Supplemental Schedule of Noncash Investing Activity
Capital lease obligation incurred for the purchase of equipment	$156,655	$303,933	$322,802
Inventory supplied to Healthspan Research, LLC for equity interest, at cost	$20,318	$-	$-
Retirement of fully depreciated equipment - cost	$90,803	$121,213	$56,110
Retirement of fully depreciated equipment - accumulated depreciation	$(90,803)	$(121,213)	$(56,110)

Supplemental Schedule of Noncash Operating Activity
Stock issued to settle outstanding payable balance	$-	$-	$146,494

Supplemental Schedule of Noncash Share-based Compensation
Changes in prepaid expenses associated with share-based compensation	$-	$-	$55,631
Warrant issued, related to loan payable	$-	$-	$246,189

See Notes to Consolidated Financial Statements.

Note 1.  Nature of Business and Liquidity

Nature of business: ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively, the “Company” or, in the first person as “we” “us” and “our”) are a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. In addition to the Company’s proprietary ingredient technologies segment, the Company also has core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services, and regulatory consulting segment. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes the Company’s business segments to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

Liquidity: The Company has incurred a loss from operations of approximately $2.2 million and a net loss of approximately $2.9 million for the year ended December 31, 2016, and net losses of approximately $2.8 million and $5.4 million for the years ended January 2, 2016 and January 3, 2015, respectively. As of December 31, 2016, the cash and cash equivalents totaled approximately $1.6 million.

On November 4, 2016, the Company entered into a business financing agreement with Western Alliance Bank, in order to establish a formula based revolving credit line up to $5.0 million. As of December 31, 2016, the Company failed to meet one of the covenants of the business financing agreement, which was to at least meet 50% of projections of Earnings Before Depreciation, Amortization and Share-based Compensation (“EBDAS”) and was in default under the agreement (the “Existing Default.”). On March 12, 2017, the Company entered into a modification agreement with Western Alliance under which Western Alliance waived the Existing Default. As of March 15, 2017, we have not borrowed from this revolving credit line.

The Company anticipates that its current cash, cash equivalents, cash to be generated from operations and the established $5.0 million revolving credit line will be sufficient to meet its projected operating plans through at least March 17, 2018. The Company may, however, seek additional capital prior to March 17, 2018, both to meet its projected operating plans after March 17, 2018 and/or to fund its longer term strategic objectives.

Note 2.  Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal year ended December 31, 2016 (referred to as 2016) consisted of 52 weeks, the fiscal year ended January 2, 2016 (referred to as 2015) consisted of 52 weeks and the fiscal year ended January 3, 2015 (referred to as 2014) consisted of 53 weeks. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2017 will include 52 weeks.

Changes in accounting principle: In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The ASU is issued to clarify whether certain items, including debt prepayments and extinguishment costs, should be categorized as operating, investing or financing in the statement of cash flows, The amendments in this ASU clarify that debt extinguishment costs should be classified as financing cash outflows. The Company early adopted the amendments in this ASU effective as of October 1, 2016. For the year ended December 31, 2016, the Company incurred loss of approximately $313,000 on debt extinguishment and approximately $281,000 were paid in cash.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in net sales. For the years ending in December 31, 2016, January 2, 2016 and January 3, 2015, shipping and handling fees billed to customers were approximately $110,000, $113,000 and $115,000, respectively, and the cost of shipping and handling fees billed to customers were approximately, $108,000, $112,000 and $130,000, respectively. Shipping and handling fees not billed to customers are recognized as cost of sales.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Cash concentration: The Company maintains its cash in two banks.

Trade accounts receivable, net: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance amounts for the periods ended December 31, 2016 and January 2, 2016 are as follows:

	2016	2015
Allowances Related to
Customer C	$800,000	$-
Customer E	198,000	-
Customer A	-	329,000
Other Allowances	83,000	38,000
	$1,081,000	$367,000

Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Credit risk: Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. For cash and cash equivalents, the Company has them either in a form of bank deposits or highly liquid debt instruments in investment-grade pursuant to the Company's investment policy. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2016, we held a total deposit of approximately $1.5 million with one institution which exceeded the FDIC limit. We, however, believe we have very little credit risk exposure for our cash and cash equivalents. Our trade receivables are derived from sales to our customers. We assess credit risk of our customers through quantitative and qualitative analysis. From this analysis, we establish credit limits and manage the risk exposure. We, however, incur credit losses due to bankruptcy or other failure of the customer to pay.

Inventories: Inventories are comprised of primarily finished goods. They are stated at the lower of cost, determined by the first-in, first-out method, or market. The inventory on the balance sheet is recorded net of valuation allowances. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The amounts of major classes of inventory for the periods ended December 31, 2016 and January 2, 2016 are as follows:

	2016	2015
Bulk ingredients	$7,044,000	$7,196,000
Reference standards	1,033,000	1,239,000
	8,077,000	8,435,000
Less valuation allowance	164,000	261,000
	$7,913,000	$8,174,000

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

Intangible assets: Intangible assets include licensing rights and are accounted for based on the fair value of consideration given or the fair value of the net assets acquired, whichever is more reliable. Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, or, for licensed patent rights, the remaining term of the patents underlying licensing rights (considered to be the remaining useful life of the license), whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Leasehold improvements and equipment, net: Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment. Depreciation on equipment under capital lease is included with depreciation on owned assets. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2013 to 2016, which statutes expire in 2017 to 2020, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2016, the Company has no liability for unrecognized tax benefits.

Research and development costs: Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $58,000, $104,000 and $171,000, respectively.

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

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model. The volatility assumption is based on the historical volatility of the Company's common stock. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method since most of the options granted were “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) If an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable.

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

Financial instruments: The estimated fair value of financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. The fair value of the Company’s financial instruments that are included in current assets and current liabilities approximates their carrying value due to their short-term nature.

The carrying amounts reported in the balance sheet for capital lease obligations are present values of the obligations, excluding the interest portion.

The carrying amounts reported in the balance sheet for loan payable are present values net of discount, excluding the interest portion. The carrying value approximates fair value because the Company’s interest rate yield based on the credit rating of the Company is believed to be near current market rates. The Company’s loan payable is considered a Level 3 liability within the fair value hierarchy.

Recent accounting standards: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventories, other than those accounted for under Last-In-First-Out, will be reported at the lower of cost or net realizable value. Net realizable value is the estimated selling price less costs of completion, disposal and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of ASU 2015-11.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of ASU 2016-09.

Note 3.  Reverse Stock Split

On April 13, 2016, the Company effected a 1-for-3 reverse stock split. All information presented herein has been retrospectively adjusted to reflect the reverse stock split as if it took place as of the earliest period presented. An additional 1,632 shares were issued to round up fractional shares as a result of the reverse stock split.

Note 4.  Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

	Years Ended
	2016	2015	2014

Net loss	$(2,928,185)	$(2,771,067)	$(5,388,185)

Basic and diluted loss per common share	$(0.08)	$(0.08)	$(0.15)

Weighted average common shares outstanding (1):	37,294,321	35,877,341	35,486,460

Potentially dilutive securities (2):
Stock options	5,210,334	5,244,918	4,658,017
Warrants	470,444	423,007	156,340
Convertible debt	-	257,798	257,798

(1)
Includes approximately 0.4 million, 0.4 million and 0.5 million nonvested restricted stock for the years 2016, 2015 and 2014, respectively, which are participating securities that featurevoting and dividend rights.

(2)
Excluded from the computation of loss per share as their impact is antidilutive.

Note 5.  Intangible Assets

Intangible assets consisted of the following:

	2016	2015	Remaining Weighted Average Amortization Period as of December 31, 2016

License agreements and other	$1,469,000	$1,249,000	5.4 years
Less accumulated depreciation	983,000	895,000
	$486,000	$354,000

Amortization expenses on amortizable intangible assets included in the consolidated statement of operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $88,000, $45,000 and $36,000, respectively.

In December 2015, the Company decided to discontinue its efforts to commercialize and market products associated with the patent the Company licensed from the Research Foundation of State University of New York in June 2008. The Company paid a license fee of approximately $78,000 and the licensed rights to the patent were recognized as intangible assets with an estimated fair value of approximately $78,000 and a useful life of 10 years. At January 2, 2016, the Company determined that these assets no longer had any carrying value as the Company discontinued its operations related to these assets. The loss from impairment of these assets recorded for the year ended January 2, 2016 was approximately $19,000.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2017	$94,000
2018	94,000
2019	94,000
2020	89,000
2021	70,000
Thereafter	45,000
$486,000

Note 6.  Leasehold Improvements and Equipment, Net

Leasehold improvements and equipment consisted of the following:

	2016	2015	Useful Life

Laboratory equipment	$3,851,000	$3,739,000	10 years
Leasehold improvements	1,721,000	513,000	Lesser of lease term or estimated useful life
Computer equipment	441,000	404,000	3 to 5 years
Furniture and fixtures	42,000	17,000	7 years
Office equipment	28,000	22,000	10 years
Construction in progress	170,000	4,000
	6,253,000	4,699,000
Less accumulated depreciation	3,142,000	2,910,000
	$3,111,000	$1,789,000

Depreciation expenses on leasehold improvements and equipment included in the consolidated statement of operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $332,000, $286,000 and $223,000, respectively.

The Company leases equipment under capitalized lease obligations with a total cost of approximately $1,214,000 and $1,137,000 and accumulated amortization of $277,000 and $231,000 as of December 31, 2016 and January 2, 2016, respectively.

Note 7.  Capitalized Lease Obligations

Minimum future lease payments under capital leases as of December 31, 2016, are as follows:

Year ending December:
2017	$297,000
2018	249,000
2019	89,000
2020	35,000
Total minimum lease payments	670,000
Less amount representing interest at a rate of approximately 8.9% per year	71,000
Present value of net minimum lease payments	599,000
Less current portion	255,000
Long-term obligations under capital leases	$344,000

Interest expenses related to capital leases were approximately $48,000, $62,000 and $47,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Note 8.  Loan Payable

8A. Line of Credit – Western Alliance Bank

On November 4, 2016, the Company entered into a business financing agreement (“Financing Agreement”) with Western Alliance Bank (“Western Alliance”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. Upon execution of the Financing Agreement, the Company paid a $25,000 facility fee and a $900 due diligence fee to Western Alliance. The Company also paid a consulting fee of $100,000 to Trump Securities LLC and Credo 180, LLC pursuant to an exclusive placement and advisory agreement by and among the Company. In addition, there was approximately $52,000 of due diligence and legal fees the Company incurred associated with the Financing Agreement. As of December 31, 2016, the Company did not have any outstanding loan payable from this line of credit arrangement.

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

Any borrowings, interest or other fees or obligations that the Company owes Western Alliance pursuant to the Financing Agreement will be become due and payable on November 4, 2018. If the Financing Agreement is terminated prior to November 4, 2017, the Company will pay a termination fee of $50,000 to Western Alliance, provided that such termination fee will be waived in the event that the Company refinances with Western Alliance.

The Financing Agreement includes quick ratio, EBDAS and minimum revenue financial covenants. As of December 31, 2016, the Company failed to meet one of the covenants, which was to at least meet 50% of projections of EBDAS and was in default under the Financing Agreement (the “Existing Default.”). On March 12, 2017, the Company entered into Second Business Financing Modification Agreement with Western Alliance under which Western Alliance waived the Existing Default.

Debt Issuance Costs

The Company incurred debt issuance costs of approximately $177,000 in connection with this line of credit arrangement and had an unamortized balance of approximately $161,000 as of December 31, 2016. For the line of credit arrangement, the Company has elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.

8B. Term Loan – Hercules Technology II, L.P.

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

The payoff amount, excluding the accrued interest to date, was $4,835,752 and the net carrying amount of the debt on the extinguishment date was $4,522,653. The difference of $313,099 was recognized as a non-operating loss in the statement of operations during the year ended December 31, 2016.

Net Carrying Amount		Payoff Amount (Excluding Interest)

Principal	$4,554,659	Principal	$4,554,659
Accrued end of term charge	103,909	End of term charge	187,500
Deferred financing cost	(45,606)	Prepayment fee	91,093
Warrant discount	(90,309)	Other fees	2,500

Total	$4,522,653	Total	$4,835,752
	(A)		(B)

Loss on debt extinguishment	$(313,099)
	(A) - (B)

The term loan bore interest at the rate per year equal to 9.35% from September 29, 2014 to December 16, 2015 and 9.60% from December 17, 2015 to June 14, 2016. The total interest expenses related the term loan, including cash interest payments, the amortizations of debt issuance costs and debt discount, and the accrual of end of term charge were approximately $324,000, $554,000 and $112,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Warrant Issued to Lender

Pursuant to the Loan Agreement, the Company issued Lender a warrant (the “Warrant”) to purchase 139,674 shares of our common stock at an exercise price of $3.186 per share, subject to customary anti-dilution provisions. The Warrant is exercisable and expires five years from the date of issuance.

The Company determined the Warrant issued to Lender during the year ended January 3, 2015 to be equity classified. The Company estimated the fair value of this Warrant as of the issuance date using a Black-Scholes option pricing model with the following assumptions:

September 29, 2014
Fair value of common stock	$3.24
Volatility	72.40%
Expected dividends	0.00%
Contractual term	5.0 years
Risk-free rate	1.76%

The Company utilized this fair value in its allocation of the loan proceeds between loan payable and the Warrant which was performed on a relative fair value basis. The fair value of the Warrant to purchase 139,674 shares of our common stock was approximately $273,000. Ultimately, the Company allocated $246,000 to the Warrant and recognized this amount in additional paid in capital. Accordingly, this amount was recognized as a debt discount and was being amortized as interest expense using the effective interest method over the term of the loan. Amortizations of this debt discount were $39,000, $90,000 and $28,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Debt Issuance Costs and End of Term Charge

The Company incurred debt issuance costs of approximately $118,000 in connection with this term loan. The debt issuance costs were being amortized as interest expense using the effective interest method over the term of the loan. In addition, the Company was obligated to pay an end of term charge of $188,000, which is 3.75% of the $5.0 million drawn under the loan. The end of term charge was being accrued as additional interest expense using the effective interest rate method over the term of the loan. When the Company paid off the debt on June 14, 2016, there were approximately $46,000 debt issuance costs that had not been amortized and $84,000 end of term charge remaining to be accrued. These unamortized debt issuance costs and the end of term charge remaining to be accrued were part of the loss on debt extinguishment recognized in 2016. Interest expense recorded in relation to amortization of debt issuance costs and the accrual of the end of term charge prior to the payoff was $55,000, $99,000 and $22,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Note 9.  Income Taxes

The provision for income tax consists of following:
	2016	2015	2014
Current
Federal	$-	$-	$-
State	-	4,527	-
Deferred (net of valuation allowance)
Federal	-	-	-
State	-	-	-
Income tax provision	$-	$4,527	$-

At December 31, 2016 and January 2, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rates of 0%, 0.2% and 0% for years 2016, 2015 and 2014, respectively. At December 31, 2016 and January 2, 2016, we recorded a valuation allowance of $15.5 million and $15.0 million, respectively. The valuation allowance increased by $0.5 million during 2016.The valuation allowance increased by $0.5 million during 2016.

A reconciliation of income taxes computed at the statutory Federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2016	2015	2014

Federal income tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(5.3)%	(5.1)%	(5.3)%
Permanent differences	8.4%	5.7%	2.7%
Change in tax rates	(0.3)%	0.7%	(6.1)%
Expirations of state net operating losses	1.8%	17.4%	0.0%
Change in stock options and restricted stock	11.8%	0.0%	0.0%
Change in valuation allowance	16.4%	13.7%	42.8%
Other	1.2%	1.8%	(0.1)%
Effective tax rate	0.0%	0.2%	0.0%

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2016 and January 2, 2016:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$11,023,000	$10,860,000
Capital loss carryforward	811,000	808,000
Stock options and restricted stock	2,694,000	3,048,000
Inventory reserve	195,000	249,000
Allowance for doubtful accounts	425,000	144,000
Accrued expenses	487,000	277,000
Deferred revenue	13,000	-
Intangibles	29,000	23,000
Deferred rent	252,000	54,000
	15,929,000	15,463,000
Less valuation allowance	(15,530,000)	(15,050,000)
	399,000	413,000

Deferred tax liabilities:
Leasehold improvements and equipment	(282,000)	(284,000)
Prepaid expenses	(117,000)	(129,000)
	(399,000)	(413,000)

	$-	$-

The Company has tax net operating loss carryforwards for federal and state income tax purposes of approximately $29,701,000 and $23,382,000, respectively which begin to expire in the year ending December 31, 2023 and 2017, respectively. In addition, the Company has tax capital loss carry forward available to offset future federal taxable capital income of approximately $2,065,000 which will expire in the year ending December 31, 2019.

Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2016 and January 2, 2016.

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

At the discretion of Management, working with the Compensation Committee, and with approval of the Board of Directors, the Company may grant options to purchase the Company’s common stock to certain individuals from time to time who are not employees of the Company. These options were granted under the Second Amended and Restated 2007 Equity Incentive Plan of the Company and were granted on the same terms as those being issued to employees.

The remaining amount available for issuance under the Second Amended and Restated 2007 Equity Incentive Plan totaled 993,305 at December 31, 2016.

General Vesting Conditions

The stock option awards generally vest ratably over a four-year period following grant date after a passage of time. However, some stock option awards are performance based and vest based on the achievement of certain criteria established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted to employees during the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

Year Ended December	2016	2015	2014
Expected term	6 years	6 years	6 years
Expected Volatility	73.2%	75.8%	74.6%
Expected dividends	0.0%	0.0%	0.0%
Risk-free rate	1.4%	1.7%	1.9%

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees. These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 28, 2013	4,038,070	$3.18	7.43

Options Granted	744,662	4.17	10.00	$2.70
Options Classification from Employee to Non-Employee	(37,717)	2.28	8.68
Options Exercised	(178,238)	2.61			$156,000
Options Expired	(84,633)	3.00
Options Forfeited	(240,758)	3.39
Outstanding at January 3, 2015	4,241,386	$3.39	7.00

Options Granted	730,562	3.66	10.00	$2.28
Options Classification from Employee to Non-Employee	(514,024)	2.79	7.78
Options Exercised	(40,236)	2.37			$58,000
Options Forfeited	(103,425)	3.93
Outstanding at January 2, 2016	4,314,263	$3.50	6.44

Options Granted	742,485	3.91	10.00	$2.49
Options Exercised	(238,423)	2.67			$502,000
Options Expired	(183,334)	4.50
Options Forfeited	(353,840)	4.15
Outstanding at December 31, 2016	4,281,151	$3.52	6.36		$1,352,000

Exercisable at December 31, 2016	3,192,519	$3.40	5.42		$1,234,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $3.31 on the last day of business for the year ended December 31, 2016.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity:

Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 28, 2013	66,668	$1.89	9.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	66,668	$1.89	8.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	66,668	$1.89	7.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2016	66,668	$1.89	6.08		$95,000

Exercisable at December 31, 2016	65,280	$1.89	6.08		$93,000

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $3.31 on the last day of business for the period ended December 31, 2016.

As of December 31, 2016, there was approximately $2,280,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.75 years.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at December 28, 2013	166,668	$2.07
Granted	363,339	4.23
Vested	-	-
Forfeited	-	-
Unvested shares at January 3, 2015	530,007	$3.54
Granted	-	-
Vested	(173,336)	4.23
Forfeited	-	-
Unvested shares at January 2, 2016	356,671	$3.21
Granted	-	-
Vested	(6,668)	4.23
Forfeited	-	-
Unvested shares at December 31, 2016	350,003	$3.20

Expected to Vest as of December 31, 2016	350,003	$3.20

During the years ended December 31, 2016 and January 2, 2016, several members of the Company’s Board of Directors (the “Board”) resigned from the Board and received immediate vesting of their unvested restricted stock of 6,668 shares and 173,336 shares, respectively. The expense for the vested restricted stock was approximately $761,000 and was all recognized during the fiscal year ended January 3, 2015.

On January 2, 2014, the Company awarded an aggregate of 363,339 shares of restricted stock to the Company’s officers and members of the Board. The award includes the vested shares described above for members who resigned from the Board. These shares were to vest upon the earlier to occur of the following: (i) the market price of the Company’s stock exceeds a certain price, or (ii) one of other certain triggering events, including the termination of the officers and members of the board of directors without cause for any reason. The fair values of these restricted stock awards were approximately $1,537,000 in aggregate, and they were based on the trading price of the Company’s common stock on the date of grant. The expense related to the restricted stock award has been amortized over the period of six months through July 1, 2014, as the Company determined the requisite service period to be 6 months as that is when they are eligible to vest.

During the year ended December 31, 2016, the Company and each of the executives and members of the Board amended the restricted stock awards to provide that the awards shall not vest upon the market price of the Company’s stock exceeding a certain price or listing of the Company’s stock on a national securities exchange. No separate accounting was done related to this amendment.

Employee Option and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $1,133,000, $1,543,000 and $2,747,000 in general and administrative expenses in the statement of operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

10B. Non-Employee Share-Based Compensation

Stock Option Plan

The following table summarizes activity of stock options granted to non-employees:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	282,440	$4.32	5.74
Options Granted	30,001	3.72	10.00
Options Classification from Employee to Non-Employee	37,717	2.28	8.68
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 3, 2015	350,158	$4.05	5.46
Options Granted	-	-
Options Classification from Employee to Non-Employee	514,024	2.79	7.78
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	864,182	$3.31	6.04
Options Granted	40,000	2.85	10.00
Options Exercised	(41,667)	1.92		$98,000
Options Forfeited	-	-
Outstanding at December 31, 2016	862,515	$3.35	5.23	$353,000

Exercisable at December 31, 2016	825,848	$3.37	5.03	$336,000

The aggregate intrinsic values in the table above are, based on the Company’s closing stock price of $3.31 on the last day of business for the year ended December 31, 2016.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted to non-employees during the years ended December 31, 2016 and January 3, 2015.

Year Ended December	2016	2015	2014
Expected Term	5 years	N/A	5 years
Expected Volatility	72.5%	N/A	83.1%
Expected dividends	0.0%	N/A	0.0%
Risk-free rate	2.0%	N/A	1.6%

As of December 31, 2016, there was approximately $62,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for non-employee stock options. That cost is expected to be recognized over a weighted average period of 1.79 years.

Stock and Restricted Stock Awards

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements. Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period. The following table summarizes activity of restricted stock awards issued to non-employees:

		Weighted Average
	Shares	Fair Value
Unvested shares at December 28, 2013	-	$-
Granted	32,000	3.90
Vested	(6,667)	3.51
Forfeited	-	-
Unvested shares at January 3, 2015	25,333	$2.70
Granted	46,668	2.58
Vested	(54,668)	3.63
Forfeited	-	-
Unvested shares at January 2, 2016	17,333	$3.66
Granted	-	-
Vested	(7,333)	3.79
Forfeited	-	-
Unvested shares expected to vest at December 31, 2016	10,000	$3.31

As of December 31, 2016, there was approximately $33,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee. That cost is expected to be recognized over a period of 1.2 years as of December 31, 2016.

The Company did not award any stock grants to non-employees in 2016. For the years ended January 2, 2016 and January 3, 2015, the Company awarded 116,668 and 21,667 shares of the Company’s common stock to non-employees and recognized expenses of $361,000 and $129,000, respectively.

Non-Employee Option, Stock, Restricted Stock and Warrant Awards

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $61,000, $435,000 and $170,000 in general and administrative expenses in the statement of operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Note 11. Stock Issuance

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

March 11, 2016
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	60%
Risk-free rate	1.16%
Expected dividends	0%

On June 3, 2016, the Company entered into additional SPAs to raise $5,250,000 in a registered direct offering. Pursuant to the SPAs, the Company sold a total of 1,117,022 shares of the Company’s common stock at a purchase price of $4.70 per share.

In Fiscal Year 2015, the Company entered into SPAs with certain existing stockholders to raise $2,000,000 in a registered direct offering. Pursuant to the SPAs, the Company sold a total of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of 2.667 shares of the Company’s common stock and a warrant to purchase 1.333 shares of common stock (266,667 total) with an exercise price of $4.50 and a term of 3 years. The aggregate estimated fair value of the warrants was approximately $489,000 and these warrants were determined to be classified as equity. The fair value was estimated at the date of issuance using the Black-Scholes based valuation model. The table below outlines the assumptions for the warrants issued.

November 9, 2015
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	62%
Risk-free rate	1.27%
Expected dividends	0%

In Fiscal Year 2014, the Company issued 42,202 shares of common stock to vendors to settle outstanding payables balances of approximately $146,000.

Note 12. Warrants

The following table summarizes activity of warrants at December 31, 2016, January 2, 2016 and January 3, 2015 and changes during the years then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	-	$-	-	-

Warrants Issued	156,341	3.21	4.68
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 3, 2015	156,341	3.21	4.43
Warrants Issued	266,667	4.50
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 2, 2016	423,008	4.02	3.07
Warrants Issued	64,103	4.80
Warrants Exercised	-	-
Warrants Expired	(16,667)	3.30
Outstanding and exercisable at December 31, 2016	470,444	$4.15	2.17	$17,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $3.31 on the last day of business for the year ended December 31, 2016.

The fair values of warrants issued were estimated at the date of issuance using the Black-Scholes based valuation model. The table below outlines the weighted average assumptions for the warrants issued during the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

	2016	2015	2014
Fair value of common stock	$4.41	$4.41	$3.20
Contractual term	3.0 years	3.0 years	4.7 years
Volatility	60%	62%	72%
Risk-free rate	1.16%	1.27%	1.62%
Expected dividends	0%	0%	0%

Note 13. Commitments and Contingencies

Lease

The Company leases its office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from September 2017 through February 2024. Monthly lease payments range from $1,460 per month to $23,472 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases as of December 31, 2016 are as follows:

Fiscal years ending:
2017	$682,000
2018	682,000
2019	644,000
2020	479,000
2021	462,000
Thereafter	737,000
$3,686,000

Rent expense was approximately $606,000, $536,000, and $537,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

As of December 31, 2016, deferred rent from these operating lease agreements increased to $641,000 compared to $138,000 as of January 2, 2016. In February 2016, the Company renewed its lease for its laboratory facility located in Boulder, Colorado. Pursuant to the term of the renewal, the landlord made improvements to the facility’s HVAC system for approximately $180,000. Also, in April 2016, the Company entered into a lease to lease its research facility located in Longmont, Colorado. Pursuant to the term of the lease, the landlord provided tenant improvements for approximately $352,000. These landlord provided lease incentives (a) have been recorded as leasehold improvement assets and are amortized over the respective lease terms which are through April 2023 and February 2024, respectively;and (b) have been recorded as deferred rent and are amortized as reductions to lease expense over the lease terms.

Purchase obligations

The Company enters into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, research and development, and outsourced laboratory services. Minimum future payments under purchase obligations as of December 31, 2016 are as follows:

Fiscal years ending:
2017	$3,096,000
2018	428,000
$3,524,000

Royalty

The Company has 10 licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for future royalty payments based on contractual minimums and expire at various dates from December 31, 2019 through April 12, 2032. Yearly minimum royalty payments including license maintenance fees range from $10,000 per year to $50,000 per year, however, these minimum payments escalate each year with a maximum of $200,000 per year. In addition, the Company is required to pay a range of 2% to 8% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees from continuing operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were approximately $773,000, $583,000 and $323,000, respectively under these agreements. Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2017	$358,000
2018	396,000
2019	533,000
2020	367,000
2021	385,000
$2,039,000

Legal proceedings

On December 29, 2016, ChromaDex, Inc. filed a complaint (the “Complaint”) in the United States District Court for the Central District of California, naming Elysium Health, Inc. as defendant. Among other allegations, ChromaDex, Inc. alleges in the Complaint that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium Health, LLC (“Elysium”) (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (iii) Elysium breached the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), by failing to make payments to ChromaDex, Inc. for royalties due pursuant to the License Agreement and (iv) certain officers of Elysium made false promises and representations to induce ChromaDex, Inc. into providing large supplies of pTeroPure® and NIAGEN® to Elysium pursuant to the pTeroPure® Supply Agreement and NIAGEN® Supply Agreement. ChromaDex, Inc. is seeking punitive damages, money damages and interest.

On January 25, 2017, Elysium filed an answer and counterclaims (the “Counterclaim”) in response to the Complaint. Among other allegations, Elysium alleges in the Counterclaim that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium and for violating certain confidential information provisions, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. breached certain confidential provisions of the pTeroPure® Supply Agreement, (iv) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement (the “Fraud Claim”), (v) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights (the “Patent Claim”) and (vi) ChromaDex, Inc. has engaged in unlawful or unfair competition under California state law (the “Unfair Competition Claim”). Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement.

On February 15, 2017, ChromaDex, Inc. filed an amended complaint (the “Amended Complaint”). In the Amended Complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of this matter, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them.

As of December 31, 2016, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Severance payments to executive officers

As of December 31, 2016, the Company has three executive officers, Frank Jaksch, Jr., Chief Executive Officer, Thomas Varvaro, Chief Financial Officer and Troy A. Rhonemus, Chief Executive Officer. Upon termination, Mr. Jaksch, Mr. Varvaro and Mr. Rhonemus will receive severance payments per the terms of the respective employment agreements entered with the Company. The key terms of the employment agreements, including the severance terms are as follows:

Employment Agreement with Frank L. Jaksch Jr.

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Jaksch Agreement”) with Frank L. Jaksch Jr. The Jaksch Agreement automatically renews unless terminated in accordance with its terms. On January 2, 2014, the Board approved raising the annual base salary of Mr. Jaksch to $275,000 per year and the annual cash bonus target up to 50% of his base salary. On March 14, 2016, the Board increased the base salary of Mr. Jaksch to $320,000. On April 25, 2016, Mr. Jaksch’s base salary increased to $370,000 as the Company’s common stock was listed on Nasdaq Stock Market.

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

Employment Agreement with Thomas C. Varvaro

On April 19, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Varvaro Agreement”) with Thomas C. Varvaro. The Varvaro Agreement automatically renews unless terminated in accordance with its terms. On January 2, 2014, the Board approved raising the annual base salary of Mr. Varvaro to $225,000 per year and raising the annual cash bonus target up to 40% of his base salary. On March 14, 2016, the Board increased the base salary of Mr. Varvaro to $250,000. On April 25, 2016, Mr. Varvaro’s base salary increased to $300,000 as the Company’s common stock was listed on Nasdaq Stock Market.

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

Employment Agreement with Troy A. Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Mr. Troy Rhonemus pursuant to which Mr. Rhonemus was appointed to serve as the Chief Operating Officer of the Company. On March 17, 2015, the Board increased the base salary to $190,000. The Rhonemus Agreement provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary. On March 14, 2016, the Board increased the base salary of Mr. Rhonemus to $210,000. On April 25, 2016, Mr. Rhonemus’ base salary increased to $235,000 as the Company’s common stock was listed on Nasdaq Stock Market.

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

During the year ended December 31, 2016, the Company shipped NIAGEN® to Healthspan to satisfy part of our obligation to supply a certain amount of NIAGEN® in exchange for the 4% equity interest in Healthspan, which our cost was approximately $20,000. This was recorded as a long-term investment at our cost.

The Company accounts for its ownership interest under the cost method of accounting as the Company does not have an ability to exercise significant influence on Healthspan.

Subsequent to the year ended December 31, 2016, the Company acquired all of the outstanding equity interests of Healthspan. Please refer to Note 17. Subsequent Events for more details on the acquisition of Healthspan.

Note 15. Business Segmentation and Geographical Distribution

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

Year ended
December 31, 2016	Ingredients	Core Standards and Contract Services	Regulatory Consulting
	segment	segment	segment	Other	Total

Net sales	$16,774,641	$9,371,001	$665,444	$-	$26,811,086
Cost of sales	7,920,516	6,504,005	465,433	-	14,889,954

Gross profit	8,854,125	2,866,996	200,011	-	11,921,132

Operating expenses:
Sales and marketing	1,196,711	1,042,878	11,000	-	2,250,589
Research and development	2,487,978	34,790	-	-	2,522,768
General and administrative	-	-	-	9,393,209	9,393,209
Operating expenses	3,684,689	1,077,668	11,000	9,393,209	14,166,566

Operating income (loss)	$5,169,436	$1,789,328	$189,011	$(9,393,209)	$(2,245,434)

Year ended
January 2, 2016	Ingredients	Core Standardsand Contract Services	RegulatoryConsulting
	segment	segment	segment	Other	Total

Net sales	$12,542,314	$8,418,672	$1,053,154	$-	$22,014,140
Cost of sales	6,664,164	6,346,903	522,065	-	13,533,132

Gross profit	5,878,150	2,071,769	531,089	-	8,481,008

Operating expenses:
Sales and marketing	1,111,993	1,201,455	13,340	-	2,326,788
Research and development	891,601	-	-	-	891,601
General and administrative	-	-	-	7,416,451	7,416,451
Operating expenses	2,003,594	1,201,455	13,340	7,416,451	10,634,840

Operating income (loss)	$3,874,556	$870,314	$517,749	$(7,416,451)	$(2,153,832)

Year ended		Core Standards
January 3, 2015	Ingredientssegment	and Contract Servicessegment	RegulatoryConsulting segment	Other	Total

Net sales	$6,857,177	$7,487,189	$968,813	$-	$15,313,179
Cost of sales	4,257,347	5,141,667	588,500	-	9,987,514

Gross profit	2,599,830	2,345,522	380,313	-	5,325,665

Operating expenses:
Sales and marketing	1,081,209	975,800	79,575	-	2,136,584
Research and development	513,671	-	-	-	513,671
General and administrative	-	-	-	7,860,930	7,860,930
Loss from investment in affiliate	-	-	-	45,829	45,829
Operating expenses	1,594,880	975,800	79,575	7,906,759	10,557,014

Operating income (loss)	$1,004,950	$1,369,722	$300,738	$(7,906,759)	$(5,231,349)

At December 31, 2016		Core Standards	Scientific and
	Ingredients	and Contract Services	RegulatoryConsulting
	segment	segment	segment	Other	Total

Total assets	$13,257,289	$3,806,248	$112,192	$2,576,339	$19,752,068

At January 2, 2016		Core Standards	Scientific and
	Ingredients	and Contract Services	RegulatoryConsulting
	segment	segment	segment	Other	Total

Total assets	$9,105,502	$3,306,624	$111,765	$6,225,318	$18,749,209

Revenues from international sources for the ingredients segment approximated $502,000, $277,000 and $35,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Revenues from international sources for the core standards and contract services segment approximated $1,720,000, $1,651,000 and $1,756,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Revenues from international sources for the scientific and regulatory consulting segment approximated $154,000, $283,000 and $104,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. International sources which the Company generates revenue include Europe, North America, South America, Asia, and Oceania.

The Company’s long-lived assets are located within the United States.

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Years Ended
Major Customers	2016	2015	2014

Customer C (Ingredients segment)	19.3%	*	*
Customer B (Ingredients segment)	*	11.0%	*
Customer A (Ingredients segment)	*	*	10.2%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company's total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At December 31, 2016	At January 2, 2016

Customer D (Ingredients and Core segment)	10.2%	22.8%
Customer C (Ingredients segment)	45.8%	*
Customer A (Ingredients segment)	*	14.7%

* Represents less than 10%.

Disclosure of major vendors

Major vendors who accounted for more than 10% of the Company's total accounts payable were as follows:

	Percentage of the Company's Total Accounts Payable
Major Vendors	At December 31, 2016	At January 2, 2016

Vendor A (Ingredients segment)	39.5%	78.7%
Vendor B (Ingredients segment)	20.8%	*

* Represents less than 10%.

Note 16. Quarterly Financial Information (unaudited)

	Three Months Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016

Sales, net	$7,331,945	$8,829,579	$5,007,450	$5,642,112
Cost of sales	3,880,526	4,702,132	2,964,980	3,342,316

Gross profit	3,451,419	4,127,447	2,042,470	2,299,796

Operating expenses	2,997,353	3,756,316	2,989,186	4,423,711

Operating income (loss)	454,066	371,131	(946,716)	(2,123,915)

Nonoperating expenses	(187,701)	(457,885)	(10,827)	(26,338)
Provision for income taxes	(10,740)	4,087	3,153	3,500

Net income (loss)	$255,625	$(82,667)	$(954,390)	$(2,146,753)

Basic earnings (loss) per common share	$0.01	$(0.00)	$(0.03)	$(0.06)

Diluted earnings (loss) per common share	$0.01	$(0.00)	$(0.03)	$(0.06)

Basic weighted average common shares outstanding	36,414,041	36,990,032	37,868,672	37,904,534

Diluted weighted average common shares outstanding	37,472,579	36,990,032	37,868,672	37,904,534

	Three Months Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016

Sales, net	$5,260,971	$6,101,380	$6,287,309	$4,364,480
Cost of sales	3,333,347	3,630,688	3,805,679	2,763,418

Gross profit	1,927,624	2,470,692	2,481,630	1,601,062

Operating expenses	2,833,708	2,654,752	2,304,500	2,841,880

Operating income (loss)	(906,084)	(184,060)	177,130	(1,240,818)

Nonoperating expenses	(119,431)	(131,132)	(180,846)	(181,299)
Provision for income taxes	-	-	-	(4,527)

Net loss	$(1,025,515)	$(315,192)	$(3,716)	$(1,426,644)

Basic and Diluted loss per common share	$(0.03)	$(0.01)	$(0.00)	$(0.04)

Basic and Diluted weighted average
common shares outstanding	35,732,866	35,803,298	35,814,305	36,158,895

	Three Months Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015

Sales, net	$3,074,138	$3,856,154	$4,139,710	$4,243,177
Cost of sales	2,089,130	2,457,388	2,616,764	2,824,232

Gross profit	985,008	1,398,766	1,522,946	1,418,945

Operating expenses	2,823,773	3,040,194	2,170,380	2,522,667

Operating loss	(1,838,765)	(1,641,428)	(647,434)	(1,103,722)

Nonoperating expenses	(9,251)	(11,714)	(12,219)	(123,652)

Net loss	$(1,848,016)	$(1,653,142)	$(659,653)	$(1,227,374)

Basic and Diluted loss per common share	$(0.05)	$(0.05)	$(0.02)	$(0.03)

Basic and Diluted weighted average
common shares outstanding	35,358,787	35,395,195	35,536,800	35,643,016

Note 17. Subsequent Events

Acquisition of Healthspan Research, LLC

On March 12, 2017, ChromaDex Corporation acquired all of the outstanding equity interests of Healthspan Research, LLC (“Healthspan”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation (the “Acquisition”). Pursuant to the Purchase Agreement, ChromaDex purchased all of the outstanding membership interests from the Sellers.

Upon the closing of, and as consideration for, the Acquisition, ChromaDex Corporation issued an aggregate of 367,648 unregistered shares of ChromaDex Corporation’s common stock to the Sellers (the “Stock Consideration”) and, in cancellation of a loan owed by Healthspan to Mr. Fried, paid $32,500 to Mr. Fried and will also pay Mr. Fried $100,000 on March 12, 2018. The issuance of the Stock Consideration was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. ChromaDex Corporation is relying on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Hiring of Robert Fried as President and Chief Strategy Officer

Also on March 12, 2017, the Board of Directors (“Board”) of ChromaDex Corporation appointed Robert Fried, a member of the Board since July 2015, as President and Chief Strategy Officer, effective immediately. Mr. Fried will continue to serve as a member of the Board, but resigned as a member of the Nominating and Corporate Governance Committee of the Board.

In connection with his appointment as President and Chief Strategy Officer, ChromaDex and Mr. Fried entered into an Executive Employment Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Fried is entitled to: (i) an annual base salary of $300,000; (ii) an annual cash bonus equal to (a) 1% of net direct-to-consumer sales of products with nicotinamide riboside as a lead ingredient by ChromaDex plus (b) 2% of direct to consumer net sales of products with nicotinamide riboside as a lead ingredient for the portion of such sales that exceeded prior year sales plus (c) 1% of the gross profit derived from nicotinamide riboside ingredient sales to dietary supplement producers; (iii) an option to purchase up to 500,000 shares of ChromaDex common stock under the ChromaDex Second Amended and Restated 2007 Equity Incentive Plan or any subsequent equity plan (the “Plan”), subject to monthly vesting over a three-year period; and (iv) 166,667 shares of restricted ChromaDex Corporation common stock, subject to annual vesting over a three-year period.

Subject to requisite stockholder approval and Mr. Fried’s continuous service through such date, Mr. Fried is also eligible to receive (i) on March 12, 2018, 166,667 shares of restricted ChromaDex Corporation common stock, subject to annual vesting over a two-year period, (ii) on March 12, 2019, 166,666 shares of restricted ChromaDex Corporation common stock that vest in full on the one year anniversary of the grant date and (iii) up to 500,000 shares of fully-vested restricted ChromaDex Corporation common stock that will be granted upon the achievement of certain performance goals.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
ChromaDex Corporation

We have audited ChromaDex Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, ChromaDex Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and January 2, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 of the Company and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 16, 2017

Item 9B. Other Information

Acquisition of Healthspan Research, LLC

On March 12, 2017, ChromaDex Corporation acquired all of the outstanding equity interests of Healthspan Research, LLC (“Healthspan”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation (the “Acquisition”). Pursuant to the Purchase Agreement, ChromaDex purchased all of the outstanding membership interests from the Sellers.

Upon the closing of, and as consideration for, the Acquisition, ChromaDex Corporation issued an aggregate of 367,648 unregistered shares of ChromaDex Corporation’s common stock to the Sellers (the “Stock Consideration”) and, in cancellation of a loan owed by Healthspan to Mr. Fried, paid $32,500 to Mr. Fried and will also pay Mr. Fried $100,000 on March 12, 2018. The issuance of the Stock Consideration was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. ChromaDex Corporation is relying on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Hiring of Robert Fried as President and Chief Strategy Officer

Also on March 12, 2017, the Board of Directors (“Board”) of ChromaDex Corporation appointed Robert Fried, a member of the Board since July 2015, as President and Chief Strategy Officer, effective immediately. Mr. Fried will continue to serve as a member of the Board, but resigned as a member of the Nominating and Corporate Governance Committee of the Board.

Mr. Fried, age 57, has served as a director of ChromaDex since July 2015. Mr. Fried served as Chairman of the Board of Directors of IDI, Inc. (formerly Tiger Media, Inc.), an information solutions provider focused on the data fusion market and formerly a Chinese advertising company prior to its merger with the parent company of Interactive Data, LLC, from 2011 until June 2015. From 2007 through 2009, he was the president, Chief Executive Officer and a director of Ideation Acquisition Corporation, a special purpose acquisition company. Mr. Fried is the founder and Chief Executive Officer of Feeln, a subscription streaming video service, which was acquired by Hallmark Cards Inc. in 2012. Since then, Mr. Fried manages digital businesses for Hallmark including Feeln, Hallmark e-cards, and Hallmark Print on Demand. Mr. Fried is also an Academy Award winning motion picture producer whose credits include Rudy, Collateral, Boondock Saints, So I Married an Axe Murderer, Godzilla, and numerous others. From December 1994 until June 1996, he was President and Chief Executive Officer of Savoy Pictures, a unit of Savoy Pictures Entertainment, Inc., which was sold in 1996 to Silver King Communications, which is now a part of InterActive Corp. Mr. Fried has also held several executive positions including Executive Vice President in charge of Production for Columbia Pictures, Director of Film Finance and Special Projects for Columbia Pictures, and Director of Business Development at Twentieth Century Fox. Mr. Fried holds an M.S. from Cornell University and an M.B.A. from the Columbia University Graduate School of Business.

In connection with his appointment as President and Chief Strategy Officer, ChromaDex and Mr. Fried entered into an Executive Employment Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Fried is entitled to: (i) an annual base salary of $300,000; (ii) an annual cash bonus equal to (a) 1% of net direct-to-consumer sales of products with nicotinamide riboside as a lead ingredient by ChromaDex plus (b) 2% of direct to consumer net sales of products with nicotinamide riboside as a lead ingredient for the portion of such sales that exceeded prior year sales plus (c) 1% of the gross profit derived from nicotinamide riboside ingredient sales to dietary supplement producers; (iii) an option to purchase up to 500,000 shares of ChromaDex common stock under the ChromaDex Second Amended and Restated 2007 Equity Incentive Plan or any subsequent equity plan (the “Plan”), subject to monthly vesting over a three-year period; and (iv) 166,667 shares of restricted ChromaDex Corporation common stock, subject to annual vesting over a three-year period. Subject to requisite stockholder approval and Mr. Fried’s continuous service through such date, Mr. Fried is also eligible to receive (i) on March 12, 2018, 166,667 shares of restricted ChromaDex Corporation common stock, subject to annual vesting over a two-year period, (ii) on March 12, 2019, 166,666 shares of restricted ChromaDex Corporation common stock that vest in full on the one year anniversary of the grant date and (iii) up to 500,000 shares of fully-vested restricted ChromaDex Corporation common stock that will be granted upon the achievement of certain performance goals. Any unvested options or shares of restricted stock will vest in full upon (a) a change of control of ChromaDex Corporation, (b) Mr. Fried’s death, (c) Mr. Fried’s disability, (d) termination by ChromaDex Corporation of Mr. Fried’s employment without cause or (e) Mr. Fried’s resignation for good reason, subject in each case to Mr. Fried’s continuous service as an employee or consultant of ChromaDex Corporation or any of its subsidiaries though such event.

If (i) Mr. Fried’s employment is terminated by ChromaDex Corporation without cause, for death or disability, or Mr. Fried resigns for good reason, or (ii) (a) a change of control of ChromaDex Corporation occurs and (b) within one month prior to the date of such change of control or twelve months after the date of such change of control R. Fried’s employment is terminated by ChromaDex Corporation other than for cause, then, subject to executing a release, Mr. Fried will receive (w) continuation of his base salary for 12 months, (x) COBRA premiums for 12 months, (y) a prorated annual cash bonus and (z) an extended exercise period for his options.

Mr. Fried is a party to ChromaDex Corporation’s form of indemnity agreement for directors and officers. Mr. Fried will receive no additional compensation for his service on the Board.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete Employment Agreement, a copy of which is attached hereto as Exhibit 10.65, and is incorporated herein by reference.

Prior to the Acquisition, Mr. Fried owned approximately 84.7% of the outstanding equity interest of Healthspan. On August 28, 2015, ChromaDex entered into an Exclusive Supply Agreement (the “Supply Agreement”) with Healthspan. Under the terms of the Supply Agreement, Healthspan agreed to purchase NIAGEN® from ChromaDex and ChromaDex granted to Healthspan worldwide rights for resale of specific dietary supplements containing NIAGEN® in certain direct response channels. Pursuant to the terms of the Supply Agreement, in exchange for a 4% equity interest in Healthspan, ChromaDex agreed to initially supply NIAGEN® to Healthspan up to a certain amount, and in exchange for an additional 5% equity interest in Healthspan, ChromaDex would grant to Healthspan certain exclusive rights to resell NIAGEN®. In connection with the foregoing, also on August 28, 2015, ChromaDex and Healthspan entered into an interest purchase agreement and limited liability company agreement pursuant to which ChromaDex was issued 9% of the outstanding equity interests of Healthspan. During the year ended December 31, 2016, ChromaDex shipped NIAGEN® to Healthspan to satisfy part of its obligation to supply a certain amount of NIAGEN® in exchange for the 4% equity interest in Healthspan, which ChromaDex’s cost was approximately $20,000.

In connection with the Acquisition, Mr. Fried received 339,595 unregistered shares of ChromaDex’s common stock and, in cancellation of a loan owed by Healthspan to Mr. Fried, a cash payment of $32,500, and will receive an additional cash payment of $100,000 on March 12, 2018.

There are no arrangements or understandings between Mr. Fried and any other persons pursuant to which he was selected as ChromaDex Corporation’s President and Chief Strategy Officer. There are also no family relationships between Mr. Fried and any of ChromaDex Corporation’s directors or executive officers and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than the transactions listed above.

Cash Bonuses

On March 14, 2017, the Board approved 2016 incentive cash bonus payments to our executive officers.  The bonus payments were based on an assessment of the achievement of corporate goals set out and approved by the Board of Directors in 2016. The 2016 cash bonuses approved for each of our named executive officers were as follows:

Name	2016 Cash Bonus
Frank L. Jaksch, Jr.	$122,562
Thomas Varvaro	$79,500
Troy Rhonemus	$46,706

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Proxy Statement under the headings “Management and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the information set forth in the section titled “Executive Compensation” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Management and Corporate Governance – Director Independence,” respectively, in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Part II, Item 8 of this Form 10-K.

(a)(3) List of Exhibits

Reference is made to the Exhibit Index immediately following the signature page of this Form 10-K. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March 2017.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank L. Jaksch Jr. and Thomas C. Varvaro, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 16, 2017
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ THOMAS C. VARVARO	Chief Financial Officer and Secretary	March 16, 2017
Thomas C. Varvaro	(Principal Financial and Accounting Officer)

/s/ ROBERT FRIED	President, Chief Strategy Officer and Director	March 16, 2017
Robert Fried

/s/ STEPHEN ALLEN	Chairman of the Board and Director	March 16, 2017
Stephen Allen

/s/ STEPHEN BLOCK	Director	March 16, 2017
Stephen Block

/s/ JEFF BAXTER	Director	March 16, 2017
Jeff Baxter

/s/ KURT GUSTAFSON	Director	March 16, 2017
Kurt Gustafson

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation ❖
3.2
Certificate of Amendment to the Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2016)

3.3
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.4
Amendment to Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (New design effective as of January 1, 2016, incorporated as by reference from and filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2016)

10.1
ChromaDex, Inc. 2000 Non-Qualified Incentive Stock Option Plan effective October 1, 2000 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.2
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.3
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.7
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.8
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.9
Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.10
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.11
Lease Agreement dated October 26, 2001, by and between Railhead Partners, LLC and NaPro BioTherapeutics, Inc., as assigned to ChromaDex Analytics, Inc. on April 9, 2003 and amended on September 24, 2003 (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12
Second Addendum to Lease Agreement, made as of April 27, 2009, by and between Railhead Partners, LLC and ChromaDex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2009)

10.13
Third Addendum to Lease Agreement, made as of February 29, 2016, by and between Railhead Partners, LLC and ChromaDex Analytics, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2016)

10.14
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.15
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.16
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.17
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.18
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.19
Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.20
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.21
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.22
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2014)*

10.23
Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.24
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.25
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.26
Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.27
Niagen Supply Agreement, dated July 9, 2013, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.28
Addendum to the Nicotinamide Riboside Supply Agreement, dated July 24, 2015, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.29
Second Addendum to the Nicotinamide Riboside Supply Agreement, dated September 14, 2016, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.30
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.31
NIAGEN® Supply Agreement by and between ChromaDex, Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.32
Purenergy Supply Agreement by and between ChromaDex, Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.33
Addendum to NIAGEN® Supply Agreement, effective as of June 26, 2014, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)

10.34
First Amendment to NIAGEN® Supply Agreement, effective as of March 31, 2015, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.35
Second Amendment to NIAGEN® Supply Agreement, effective as of March 3, 2016, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.36
Employment Agreement by and between ChromaDex Corp. and Troy Rhonemus dated March 6, 2014 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2014)+

10.37
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014)*

10.38
First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.39
Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated September 29, 2014 (incorporated by reference from, and filed as Exhibit 10.39 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)

10.40
Amendment No. 1 to Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated June 17, 2015 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015)

10.41
License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.40 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)*

10.42
First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 10, 2016)

10.43
Exclusive License and Supply Agreement, effective as of May 12, 2015 between Suntava, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.44
Exclusive Supply Agreement, effective as of August 27, 2015 between Healthspan Research, LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.45
Limited Liability Company Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.46
Interest Purchase Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.47
Take or Pay Purchase Agreement for nicotinamide riboside chloride, effective as of September 21, 2015, between W.R. Grace & Co. Conn. And ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.48
Supply Agreement, effective as of August 28, 2015 and First Addendum to Supply Agreement, effective as of September 30, 2015 between Nectar7 LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.49
Second Addendum to Supply Agreement, effective as of January 28, 2016, between Nectar7 LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.50
Form of Securities Purchase Agreement, dated as of November 4, 2015, between existing stockholders and ChromaDex Corporation. (incorporated by reference from and filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2015)

10.51
Form of Warrant under the Securities Purchase Agreement, dated as of November 4, 2015, between existing stockholders and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2015)

10.52	Joint Development Agreement, effective as of October 30, 2015, between the Procter & Gamble Company and ChromaDex, Inc.*
10.53
Form of Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

10.54
Form of Warrant under the Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

10.55
Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2016)

10.56
Supply Agreement, effective as of February 3, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.57
Supply Agreement, effective as of June 26, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.58
Amendment to Supply Agreement, effective as of February 19, 2016, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.59
Form of Securities Purchase Agreement, dated as of June 3, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2016)

10.60	Business Financing Agreement, dated as of November 4, 2016, between Western Alliance Bank and ChromaDex Corporation ❖
10.61	First Business Financing Modification Agreement, dated as of February 16, 2017, between Western Alliance Bank and ChromaDex Corporation ❖
10.62	Second Business Financing Modification Agreement, dated as of March 12, 2017, between Western Alliance Bank and ChromaDex Corporation ❖
10.63
Form of Indemnity Agreement, between ChromaDex Corporation and each of its existing directors and executive officers. (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2016)+

10.64	Amended and Restated Non-Employee Director Compensation Policy ❖ +
10.65	Executive Employment Agreement, dated as of March 12, 2017, between Robert Fried and ChromaDex Corporation ❖ +
21.1	Subsidiaries of ChromaDex Corporation ❖
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm ❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended ❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended ❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) ❖
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