Form 10-Q
period 2017-04-01
ChromaDex Corp.
filed 2017-05-11
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

Commission File Number: 001-37752

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10005 Muirlands Blvd. Suite G, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 419-0288

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____
(Do not check if smaller reporting company)	Emerging growth company ____

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

As of May 10, 2017 there were 39,790,080 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
April 1, 2017 and December 31, 2016

	April 1, 2017	December 31, 2016
Assets

Current Assets
Cash	$1,185,353	$1,642,429
Trade receivables, net of allowances of $1,077,000 and $1,081,000, respectively	5,044,877	5,852,030
Inventories	8,938,099	7,912,630
Prepaid expenses and other assets	420,265	329,854
Total current assets	15,588,594	15,736,943

Leasehold Improvements and Equipment, net	3,252,514	3,111,374
Deposits	376,431	397,207
Intangible assets, net	1,833,781	486,226
Longterm investment	-	20,318

Total assets	$21,051,320	$19,752,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,865,099	$5,978,288
Accrued expenses	1,993,717	2,170,172
Current maturities of capital lease obligations	275,221	255,461
Customer deposits and other	399,010	389,010
Deferred rent, current	111,879	76,219
Due to officer	100,000	-
Total current liabilities	10,744,926	8,869,150

Capital lease obligations, less current maturities	365,393	343,589
Deferred rent, less current	568,943	564,971

Total liabilities	11,679,262	9,777,710

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding April 1, 2017 37,918,048 shares and
December 31, 2016 37,544,531 shares	37,918	37,545
Additional paid-in capital	56,486,469	55,160,387
Accumulated deficit	(47,152,329)	(45,223,574)
Total stockholders' equity	9,372,058	9,974,358

Total liabilities and stockholders' equity	$21,051,320	$19,752,068

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended April 1, 2017 and April 2, 2016

	April 1, 2017	April 2, 2016

Sales, net	$4,449,122	$7,331,945
Cost of sales	2,696,469	3,880,526

Gross profit	1,752,653	3,451,419

Operating expenses:
Sales and marketing	596,162	544,722
Research and development	664,190	464,072
General and administrative	2,383,146	1,988,559
Operating expenses	3,643,498	2,997,353

Operating income (loss)	(1,890,845)	454,066

Nonoperating income (expense):
Interest income	2	794
Interest expense	(37,912)	(188,495)
Nonoperating expenses	(37,910)	(187,701)

Income (loss) before income taxes	(1,928,755)	266,365
Provision for income taxes	-	(10,740)

Net income (loss)	$(1,928,755)	$255,625

Basic earnings (loss) per common share	$(0.05)	$0.01

Diluted earnings (loss) per common share	$(0.05)	$0.01

Basic weighted average common shares outstanding	38,030,688	36,414,041

Diluted weighted average common shares outstanding	38,030,688	37,472,579

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Periods Ended April 1, 2017

	Common Stock		AdditionalPaid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	37,544,531	$37,545	$55,160,387	$(45,223,574)	9,974,358

Issuance of common stock associated with
the acquisition of Healthspan Research LLC	367,648	367	999,635	-	1,000,002

Exercise of stock options	3,202	3	6,620	-	6,623

Vested restricted stock	2,667	3	(3)	-	-

Share-based compensation	-	-	319,830	-	319,830

Net loss	-	-	-	(1,928,755)	(1,928,755)

Balance, April 1, 2017	37,918,048	$37,918	$56,486,469	$(47,152,329)	$9,372,058

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended April 1, 2017 and April 2, 2016

	April 1, 2017	April 2, 2016

Cash Flows From Operating Activities
Net income (loss)	$(1,928,755)	$255,625
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	129,472	82,506
Amortization of intangibles	23,833	11,311
Share-based compensation expense	319,830	324,035
Allowance for doubtful trade receivables	(3,470)	(28,785)
Loss from disposal of equipment	129	-
Non-cash financing costs	25,229	53,449
Changes in operating assets and liabilities:
Trade receivables	822,079	(1,850,739)
Inventories	(964,555)	1,464,561
Prepaid expenses and other assets	(94,864)	14,082
Accounts payable	1,783,038	(3,318,853)
Accrued expenses	(179,662)	47,995
Customer deposits and other	10,000	67,598
Deferred rent	39,632	(18,857)
Due to officer	(32,500)	-
Net cash used in operating activities	(50,564)	(2,896,072)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(161,998)	(16,629)
Purchases of intangible assets	(183,958)	(15,000)
Net cash used in investing activities	(345,956)	(31,629)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	480,000
Proceeds from exercise of stock options	6,623	93,872
Principal payment on loan payable	-	(146,795)
Principal payments on capital leases	(67,179)	(53,542)
Net cash provided by (used in) financing activities	(60,556)	373,535

Net decrease in cash	(457,076)	(2,554,166)

Cash Beginning of Year	1,642,429	5,549,672

Cash Ending of Year	$1,185,353	$2,995,506

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$12,683	$135,046

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$1,187,430	$-
Capital lease obligation incurred for the purchase of equipment	$108,743	$-
Inventory supplied to Healthspan Research LLC for equity interest, at cost	$-	$20,318
Retirement of fully depreciated equipment - cost	$14,665	$26,666
Retirement of fully depreciated equipment - accumulated depreciation	$(14,665)	$(26,666)

See Notes to Consolidated Financial Statements.

Note 1.                       Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of April 1, 2017 and results of operations and cash flows for the three months ended April 1, 2017 and April 2, 2016. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2017. Operating results for the three months ended April 1, 2017 are not necessarily indicative of the results to be achieved for the full year ending on December 30, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2.                       Nature of Business and Liquidity

Nature of business: The Company is a natural products company that discovers, acquires, develops and commercializes patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. With the recent acquisition of Healthspan Research, LLC, the Company now has a direct to consumer (“DTC”) product, which the Company plans to further develop. Along with our ingredients segment that includes our DTC business, the Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services, and a regulatory consulting segment. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes our business to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

Liquidity: The Company has incurred loss from operations of approximately $1,891,000 and net loss of approximately $1,929,000 for the three-month period ended April 1, 2017. As of April 1, 2017, the cash and cash equivalents totaled approximately $1,185,000.

Subsequent to the period ended April 1, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock. The first tranche closed on April 27, 2017 and the Company received $3.5 million.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least May 12, 2018, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 3.                       Significant Accounting Policies

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2016 ended on December 31, 2016 consisted of normal 52 weeks. The fiscal year 2017 ending on December 30, 2017 will also include the normal 52 weeks.

Changes in accounting principle: In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company early adopted the amendments in this ASU effective as of January 1, 2017. On March 12, 2017, the Company acquired all of the outstanding equity interests of Healthspan Research, LLC ("Healthspan") pursuant to a Membership Interest Purchase Agreement by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation. Under ASU 2017-01, this transaction was treated as an acquisition of assets, rather than a business. For details on the acquisition of Heathspan, please refer to Note 5. Acquisition and Related Party Transaction appearing later on this report.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The Company adopted the amendments in this ASU effective as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which requires that inventories, other than those accounted for under Last-In-First-Out, will be reported at the lower of cost or net realizable value. Net realizable value is the estimated selling price less costs of completion, disposal and transportation. The Company adopted the amendments in this ASU effective as of January 1, 2017. The adoption of ASU 2015-11 did not have a material effect on our consolidated financial statements.

Inventories: Inventories are comprised of raw materials, work-in-process and finished goods. They are stated at the lower of cost, determined by the first-in, first-out method (“FIFO”) method, or net realizable value. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The amounts of major classes of inventory as of April 1, 2017 and December 31, 2016 are as follows:

	April 1, 2017	December 31, 2016
Bulk ingredients	$8,025,000	$7,044,000
Reference standards	1,034,000	1,033,000
Dietary Supplement bottles - DTC	58,000	-
	9,117,000	8,077,000
Less valuation allowance	(179,000)	(164,000)
	$8,938,000	$7,913,000

Note 4.                       Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016

Net income (loss)	$(1,928,755)	$255,625

Basic weighted average common shares outstanding (1):	38,030,688	36,414,041

Basic earnings (loss) per common share	$(0.05)	$0.01

Dilutive effect of stock options, net	-	1,024,428
Dilutive effect of warrants, net	-	34,110

Diluted weighted average common shares outstanding :	38,030,688	37,472,579

Diluted earnings (loss) per common share	$(0.05)	$0.01

Potentially dilutive securities, total (2):
Stock options	5,757,195	5,203,419
Warrants	470,444	487,110
Convertible debt	-	257,798

(1) Includes approximately 0.4 million weighted average nonvested shares of restricted stock for each of the three month periods ending April 1, 2017 and April 2, 2016, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of diluted loss per share for the three month period ended April 1, 2017 as their impact is antidilutive.

Note 5.                       Asset Acquisition and Related Party Transaction

On March 12, 2017, the Company acquired all of the outstanding equity interests of Healthspan from Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the "Sellers"). Robert Fried is a member of the Board of Directors ("Board") of the Company, a position he has held since July 2015.

Upon the closing of, and as consideration for, the acquisition, the Company issued an aggregate of 367,648 shares of the Company’s common stock to the Sellers. The fair value of these shares was approximately $1.0 million based on the closing price of $2.72 per share on March 12, 2017. Also on March 12, 2017, the Company appointed Robert Fried as President and Chief Strategy Officer, effective immediately. Mr. Fried continues to serve as a member of the Board, but resigned as a member of the Nominating and Corporate Governance Committee of the Board.

Healthspan was formed in August 2015 to offer and sell finished bottle products that contain NIAGEN® directly to consumers through internet-based selling platforms. NIAGEN® is the leading ingredient the Company currently sells. Prior to the acquisition, the Company has supplied certain amount of NIAGEN® to Healthspan as a raw material inventory in exchange for a 4% equity interest in Healthspan. An additional 5% equity interest was received for granting certain exclusive rights to resell NIAGEN®.

The Company acquired the Direct-To-Consumer ("DTC") internet based selling business model that Healthspan has established. Included in the business model acquired is the know-how marketing to date, and the designs and procedures needed to operate a DTC internet based selling business. This transaction was accounted for as an acquisition of assets. An intangible asset of approximately $1.35 million was recorded as a result of this acquisition, which is the difference of consideration transferred and the net amount of assets acquired and liabilities assumed.

(A) Consideration transferred	(B) Net amount of assets and liabilities

	Fair value	Assets acquired	Fair value
Common Stock	$ 1,000,000	Cash and cash equivalents	$19,000
Transaction costs	178,000	Trade receivables	11,000
Previously held equity interest	20,000	Inventory	61,000

	$ 1,198,000	Liabilities assumed
		Due to officer	(132,000)
		Accounts payable	(74,000)
		Credit card payable	(30,000)
		Other accrued expenses	(3,000)
DTC business model,
intangible asset (A) -(B)	$ 1,346,000	Net assets	$ (148,000)

The acquired intangible asset is considered to have a useful life of 10 years as we believe the economic benefits from the acquisition will last at least 10 years. The expense is amortized using the straight-line method over the useful life.

In cancellation of a loan owed by Healthspan to Mr. Fried prior to the acquisition, the Company repaid $32,500 to Mr. Fried on March 13, 2017 and will also repay $100,000 on March 12, 2018. No interest is to be paid for the outstanding $100,000 due to Mr. Fried.

Note 6.                       Employee Share-Based Compensation

Share-Based Compensation for Robert Fried

On March 12, 2017, the Board appointed Robert Fried, as President and Chief Strategy Officer. In connection with his appointment as President and Chief Strategy Officer, the Company granted an option to purchase up to 500,000 shares of ChromaDex common stock under the ChromaDex Second Amended and Restated 2007 Equity Incentive Plan or any subsequent equity plan, subject to monthly vesting over a three-year period. The Company also granted 166,667 shares of restricted stock, subject to annual vesting over a three-year period. The fair value measured for the granted restricted stock was approximately $453,000 and the expense will be amortized over the vesting period of three years.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at April 1, 2017 and changes during the three months then ended:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2016	4,281,151	$3.52	6.36

Options Granted	553,334	2.78	10.00	$1.80
Options Exercised	(3,202)	2.07			$3,000
Options Forfeited	(3,271)	3.57
Outstanding at April 1, 2017	4,828,012	$3.44	6.55		$375,000

Exercisable at April 1, 2017	3,246,220	$3.41	5.21		$361,000

The aggregate intrinsic values in the table above are based on the Company’s stock price of $2.69, which is the closing price of the Company’s stock on the last day of business for the period ended April 1, 2017.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the three months ended April 1, 2017.

Three Months Ended April 1, 2017
Expected term	5.8 years
Expected volatility	73%
Expected dividends	0.00%
Risk-free rate	2.20%

As of April 1, 2017, there was approximately $3,154,000 of total unrecognized compensation expected to be recognized over a weighted average period of 2.7 years.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $306,000 and $307,000 in general and administrative expenses in the statement of operations for the three months ended April 1, 2017 and April 2, 2016, respectively.

Note 7.                       Business Segments

Since the year ended December 31, 2016, the Company has made operational changes to merge its Scientific and regulatory consulting segment into Core standards and contract services segment. Also, the newly acquired DTC operations are categorized as a part of ingredients segment.

As a result, the Company has the following two reportable segments:

●
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients directly to consumers in finished product or as raw materials to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

●
Core standards and contract services segment includes (i) supply of phytochemical reference standards and (ii) analytical and chemistry based services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended
April 1, 2017

		Core Standards and
	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$2,084,403	$2,364,719	$-	$4,449,122
Cost of sales	914,767	1,781,702	-	2,696,469

Gross profit	1,169,636	583,017	-	1,752,653

Operating expenses:
Sales and marketing	305,345	290,817	-	596,162
Research and development	664,190	-	-	664,190
General and administrative	-	-	2,383,146	2,383,146
Operating expenses	969,535	290,817	2,383,146	3,643,498

Operating income (loss)	$200,101	$292,200	$(2,383,146)	$(1,890,845)

Three months ended
April 2, 2016

		Core Standards and
	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$4,600,626	$2,731,319	$-	$7,331,945
Cost of sales	2,099,162	1,781,364	-	3,880,526

Gross profit	2,501,464	949,955	-	3,451,419

Operating expenses:
Sales and marketing	331,743	212,979	-	544,722
Research and development	464,072	-	-	464,072
General and administrative	-	-	1,988,559	1,988,559
Operating expenses	795,815	212,979	1,988,559	2,997,353

Operating income (loss)	$1,705,649	$736,976	$(1,988,559)	$454,066

At April 1, 2017

		Core Standards and
	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Total assets	$14,858,562	$4,059,395	$2,133,364	$21,051,320

At December 31, 2016

		Core Standards and
	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Total assets	$13,257,289	$3,918,440	$2,576,339	$19,752,068

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended
Major Customers	April 1, 2017	April 2, 2016

Customer C (Ingredients segment)	*	27.4%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At April 1, 2017	At December 31, 2016

Customer C (Ingredients segment)	53.1%	45.8%
Customer D (Ingredients and Core segment)	*	10.2%

* Represents less than 10%.

Note 8.                       Commitments and Contingencies

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint (the “Amended Complaint”). In the Amended Complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, patent misuse and the Unfair Competition Claim. The hearing on both motions to dismiss is set for May 15, 2017. While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of this matter, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them.

As of April 1, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Employment agreement with Robert Fried

On March 12, 2017, the Company entered into an Employment Agreement (the "Fried Agreement") with Robert Fried. Mr. Fried is entitled to receive certain severance payments per the terms of the Fried Agreement. The key terms of the Fried Agreement, including the severance terms are as follows:

Mr. Fried is entitled to: (i) an annual base salary of $300,000; (ii) an annual cash bonus equal to (a) 1% of net direct-to-consumer sales of products with nicotinamide riboside as a lead ingredient by the Company plus (b) 2% of direct to consumer net sales of products with nicotinamide riboside as a lead ingredient for the portion of such sales that exceeded prior year sales plus (c) 1% of the gross profit derived from nicotinamide riboside ingredient sales to dietary supplement producers; (iii) an option to purchase up to 500,000 shares of Common Stock under the ChromaDex Second Amended and Restated 2007 Equity Incentive Plan or any subsequent equity plan, subject to monthly vesting over a three-year period; and (iv) 166,667 shares of restricted Common Stock, subject to annual vesting over a three-year period.

Subject to requisite stockholder approval and Mr. Fried’s continuous service through such date, Mr. Fried is also eligible to receive (i) on March 12, 2018, 166,667 shares of restricted Common Stock, subject to annual vesting over a two-year period, (ii) on March 12, 2019, 166,666 shares of restricted Common Stock that vest in full on the one year anniversary of the grant date and (iii) up to 500,000 shares of fully-vested restricted Common Stock that will be granted upon the achievement of certain performance goals. Any unvested options or shares of restricted stock will vest in full upon (a) a change in control of the Company, (b) Mr. Fried’s death, (c) Mr. Fried’s disability, (d) termination by the Company of Mr. Fried’s employment without cause or (e) Mr. Fried’s resignation for good reason, subject in each case to Mr. Fried’s continuous service as an employee or consultant of the Company or any of its subsidiaries though such event.

The severance terms of the Fried Agreement provide that if (i) Mr. Fried’s employment is terminated by the Company without cause, for death or disability, or Mr. Fried resigns for good reason, or (ii) (a) a change in control of the Company occurs and (b) within one month prior to the date of such change in control or twelve months after the date of such change in control R. Fried’s employment is terminated by the Company other than for cause, then, subject to executing a release, Mr. Fried will receive (w) continuation of his base salary for 12 months, (x) health care continuation coverage payments premiums for 12 months, (y) a prorated annual cash bonus earned for the fiscal year in which such termination or resignation occurs, and (z) an extended exercise period for his options

Note 9.                       Subsequent Events

On April 26, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its Common Stock. The second tranche is expected to occur within 30 days of the closing of the first tranche, pursuant to which the Company has agreed to issue 6,303,814 shares of its Common Stock. The third tranche is expected to occur following a related stockholder approval to be solicited as soon as possible after completion of the second tranche.

Subject to completion of the second tranche, the Purchase Agreement requires that the Company’s Board of Directors increase the number of authorized directors so as to create two vacant seats on the Board, which vacancies shall be filled by nominees selected by the Purchasers on a date following the Company’s 2017 Annual Meeting of Stockholders.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended April 1, 2017 compared with the three months ended April 2, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. The Company is a natural products company that discovers, acquires, develops and commercializes patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. With the recent acquisition of Healthspan Research, LLC, the Company now has a direct to consumer (“DTC”) product, which the Company plans to further develop. Along with our ingredients segment that includes our DTC business, the Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services, and a regulatory consulting segment. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes our business to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

CORE BUSINESS ACTIVITIES

PROPRIETARY INGREDIENTS

Through our ingredients business segment, we develop and commercialize new proprietary ingredients. One of our proprietary ingredients that we commercialized under this business model is nicotinamide riboside (“NR”), for which our brand name is NIAGEN®. NR is found naturally in trace amounts in milk and other foods and is a B3 vitamin. The potential beneficial effects of NR in humans include increased anti-aging properties, fatty acid oxidation, mitochondrial activity, resistance to negative consequences of high-fat diets, protection against oxidative stress, prevention of peripheral neuropathy and blocking muscle degeneration. Published research has shown that NR is a potent precursor to the co-enzyme nicotinamide adenine dinucleotide (“NAD+”) in the mitochondria of animals. NAD+ is an important cellular co-factor for improvement of mitochondrial performance and energy metabolism. The Company has built a significant patent portfolio pertaining to NR by separately acquiring patent rights from Cornell University, Dartmouth College and Washington University. We have successfully completed the first human clinical trial using NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in NAD+ in healthy human volunteers. In addition, NR was also found to be safe as no adverse events were observed throughout the clinical trial. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.” NR was also “Generally Recognized As Safe” by an independent panel of expert toxicologists and in August 2016, the U.S. FDA issued a GRAS No Objection Letter. In 2016, we noted continued growth in the number of published research studies, as well as subsequent media attention regarding NR and NAD+ and their importance in healthy aging. Since the launch of NIAGEN®, there have been more than 60 published studies involving NR. Over the past three years, we have established over 100 collaborative agreements with leading universities and research institutions to study the safety and efficacy of NIAGEN®. For years 2016, 2015 and 2014, NIAGEN® accounted for approximately 71%, 68% and 54% of our ingredient segment’s total sales, respectively.

Another one of our proprietary ingredients is pterostilbene, which is marketed and sold under our brand name, pTeroPure®. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health-related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects and expect to conduct additional clinical trials on pterostilbene and anticipate entering the dietary supplement and, if clinical results are favorable, the pharmaceutical market. We believe that we also have opportunities in the skin care market and will continue to investigate developing these opportunities internally or through third party partners. We anticipate conducting additional clinical trials on NR, pterostilbene and other compounds in our pipeline to provide differentiation as we market these proprietary ingredients and support various health-related claims or obtain additional regulatory clearances.

DIRECT TO CONSUMER SUPPLMENT BUSINESS

Through Healthspan Research LLC ("Healthspan"), the Company is planning to develop and sell a standalone nicotinamide riboside NIAGEN® supplement direct to consumers, with a goal of launching exclusively in the United States DTC channel in the second half of 2017, pending the development of certain marketing elements and optimization of the fulfillment infrastructure.

On March 12, 2017, ChromaDex Corporation acquired all of the outstanding equity interests of Healthspan and appointed Robert Fried as President and Chief Strategy Officer. Mr. Fried has been a member of the Board of the Company since July 2015, is a manager of Healthspan, and owned approximately 85% of the outstanding equity interests of Healthspan prior to the acquisition by the Company. Mr. Fried is managing the Company's new DTC business and will implement the launch of the new DTC product. We will be executing several strategies to re-brand, re-name and re-position the Healthspan consumer product to penetrate the United States DTC segment with the intent of significantly and sustainably growing the consumption of NR.

The DTC channel is quickly becoming one of the most common and on-trend consumer sales channels for dietary supplements. Entering this channel may give us speed to market and lower market entry costs. We intend to employ a range of marketing activities to sell our DTC product, including internet advertising, managing a website, email campaigns, distribution of research publications and press releases.

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

We are a leading provider of research and quality-control products and services to the natural products industry. Through our core standards and contract services segment, customers worldwide in the dietary supplement, food and beverage, cosmetic and pharmaceutical industries use our products, which are small quantities of highly characterized, research-grade, plant-based materials, to ensure the quality of their raw materials and finished products. Customers also use our analytical chemistry services to support their quality assurance activities, primarily to ensure the identity, potency and safety of their consumer products. We have conducted this core standards and contract services business since 1999.

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

We also provide our clients in the food, supplement and pharmaceutical industries with effective scientific solutions to manage their potential health and regulatory risks. Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions, literature evaluations, and design and assessment of pre-clinical and clinical safety testing. We specialize in regulatory submissions for food and dietary supplement ingredients. For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing. Through our regulatory consulting segment, we have more efficiently advanced products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

PHARMACEUTICAL

The Company is focused on developing and commercializing proprietary NAD+ precursors for the treatment of several rare diseases.

Initial proof of concept studies, with a focus on rare orphan diseases, have identified the following conditions linked to NAD+ depletion:

●
Cockayne Syndrome (“CS”) - completed a pre-Investigational New Drug (“IND”) meeting with the FDA
●
Ataxia-telangiectasia (“AT”)
●
Mitochondrial Myopathies (“Mitochondrial disease”)

Other orphan diseases with connection to NAD+ depletion or mitochondrial dysfunction include:

●
Progeria
●
Duchenne Muscular Dystrophy (“DMD”)
●
Friedreich’s Ataxia (“FA”)

We also believe that these other diseases should be a good proof of concept for other main stream NAD+ therapeutic platforms, with multiple research-based Rx therapeutic targets where there is a link between a disease or condition and NAD+ depletion, for example:

●
Chemotherapy-induced and diabetic-induced neuropathies
●
Fatty liver disease
●
Neurodegenerative diseases (Alzheimer’s)
●
Breast cancer

We completed our pre-IND meeting with the FDA in November 2016. The FDA provided greater clarity on the requirements needed to file an IND to initiate a Phase I/II clinical trial in patients with CS. The Company anticipates filing this IND in 2017. The FDA has indicated it will consider a Fast Track designation for NR at the time of the IND submission.

The results of a mouse study performed in collaboration with National Institute on Aging (“NIA”) at the National Institutes of Health (“NIH”), were published in Cell Metabolism in November 2014. The results indicated that NR was effective at restoring NAD+ levels in mitochondria and rescuing phenotypes associated with CS.

Business Model

Our business model is to identify, acquire, reduce-to-practice, and commercialize innovative new proprietary ingredients and technologies, with an initial industry focus on the dietary supplement, food, beverage, skin care and pharmaceutical markets. With the acquisition of our own DTC company, we have entered the DTC market with our own branded NIAGEN® supplement. We have an experienced team that is highly capable of advancing products through development into commercialization with the required regulatory approval, safety, toxicology, clinical trials, supply chain management, manufacturing, and ultimately either directly selling the products or licensing to third parties. Our clinical trials will potentially reinforce the health benefits that may be associated with our proprietary ingredients, improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and lead us toward pharmaceutical applications for our proprietary ingredients.

We have taken advantage of both supply chain needs and regulatory requirements such as good manufacturing practices (“GMPs”) for dietary supplements to build our core standards and contract services segment. We believe that we create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets. We do this by:

●
Combining the analytical methodology and characterization of materials with the technical support for the sale of reference materials by our clients;

●
Helping companies to comply with government regulations; and

●
Providing value-added solutions to every layer of the supply chain in order to increase the overall quality of products being produced.

In addition, we provide product regulatory approval and scientific advisory services to our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks. Our science-based solutions are for both new and existing products that may be subject to product liability and/or exposed to changing scientific standards or public perceptions; literature evaluations; and design and assessment of pre-clinical and clinical safety testing. We specialize in regulatory submissions for food and dietary supplement ingredients. For our clients involved in drug development within the pharmaceutical industry, we provide similar services as well as risk-based strategies, including intellectual property data and compliance gap identification, due diligence assessments and investigational new drug writing. By providing a more comprehensive suite of science-based and regulatory services, we will be able to more efficiently advance products in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical markets.

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

DIRECT TO CONSUMER PRODUCT

●
We currently offer a branded NIAGEN product direct to consumers through our subsidiary, Healthspan Research LLC. Our DTC business will focus solely on the sale of our branded NIAGEN® and other NAD+ related precursors products.

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

●
Regulatory consulting services (core standards and contract services segment). We provide a comprehensive range of consulting services in the areas of regulatory support, new ingredient or product development, risk management and litigation support. We provide and offer product regulatory approval and scientific advisory services.

●
Process development (core standards and contract services segment). Developing cost effective and efficient processes for manufacturing natural products can be very difficult and time consuming. We assist customers in creating processes for cost-effective manufacturing of natural products, using “green chemistry.”

●
Quality verification seal program (core standards and contract services segment). We intend to further develop and expand our offering of “ChromaDex® Quality Verified Seal” program which currently includes (i) supply chain facility audits and inspections to verify compliance with Good Manufacturing Practices as specified by the FDA; (ii) a comprehensive identity testing program for raw materials and finished products; (iii) finished product testing for potential contaminants such as microbials, heavy metals and residual solvents; and (iv) provisions for ongoing monitoring to be performed as part of a quality protocol design and managed by the Company.

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

Our DTC business will employee a variety of strategies to drive sales and consumer awareness of NIAGEN®, including internet advertising, managing websites, email campaigns, distribution of research publications and press releases.

The regulatory consulting segment, operating out of Rockville, Maryland, generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals. Our sales staff for the ingredients, reference standards and analytical service business in Irvine, California also generates leads for the regulatory consulting segment.

USA and Canada:

For our all of our business, we employ a range of the following marketing activities to promote and sell our products and services:

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

●
India

●
Indonesia, Malaysia, Singapore and Thailand

●
Mexico

For our regulatory consulting services, we engage in consulting projects for customers all over the world, including Europe, South America, and Asia. Consulting revenues are generated from an existing well-established list of Fortune 1000 customers and referrals.

Competitive Business Conditions

For our ingredients segment, we face little direct competition as the ingredients we offer, such as NIAGEN® and pTeroPure® are backed by intellectual property exclusively licensed to us. We, however, face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics compared to the ingredients we offer. Below is a list of some of the competitors for our ingredients segment.

Ingredients Business Segment Competitors

●
Royal DSM (the Netherlands)

●
Glanbia plc (Ireland)

●
BASF (Germany)

●
Lonza Group Ltd (Switzerland)

●
Sabinsa Corporation (India/USA)

For our own DTC standalone NIAGEN® supplement product, we may eventually be in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers.

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

Core Standards and Contract Services Segment Competitors

●
Sigma-Aldrich (USA)

●
Phytolab (Germany)

●
US Pharmacopoeia (USA)

●
Extrasynthese (France)

●
Covance (USA)

●
Eurofins (France)

●
Silliker Canada Co. (Canada)

For regulatory consulting services, there are numerous competitors, including some that are much larger companies with more resources. The success in winning and retaining clients is heavily dependent on the efforts and reputation of our consultants. We believe the barriers to entry in particular areas of our consulting expertise are low.

Manufacturing

For our ingredients segment, DTC, and our core standards and contract services segment, we currently utilize third-party manufacturers to produce and supply the ingredients, products, and services. Following the receipt of products or product components from third-party manufacturers, we currently inspect products, as needed. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization (“ISO”) and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.

Financial Condition and Results of Operations

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

Some of our operations are subject to regulation by various state and federal agencies. In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to FDA, Federal Trade Commission and U.S. Department of Agriculture regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Our net sales and net income (loss) for the three-month periods ending on April 1, 2017 and April 2, 2016 were as follows:

	Three months ending
	April 1, 2017	April 2, 2016

Net sales	$4,449,000	$7,332,000
Net income (loss)	(1,929,000)	256,000

Basic income (loss) per common share	$(0.05)	$0.01
Diluted income (loss) per common share	$(0.05)	$0.01

Over the next twelve months, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
	April 1, 2017	April 2, 2016	Change
Net sales:
Ingredients	$2,084,000	$4,600,000	-55%
Core standards and contract services	2,365,000	2,732,000	-13%

Total net sales	$4,449,000	$7,332,000	-39%

●
The decrease in sales for the ingredients segment for the three months ended April 1, 2017 is mainly due to decreased sales of “NIAGEN®.” Certain customers that placed large orders during the period ended April 2, 2016 did not place orders of similar size during the three months ended April 1, 2017.

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of analytical testing and contract services.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
	April 1, 2017		April 2, 2016
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$914,000	44%	$2,099,000	46%
Core standards and contract services	1,782,000	75%	1,782,000	65%

Total cost of sales	$2,696,000	61%	$3,881,000	53%

The cost of sales, as a percentage of net sales, increased 8% for the three-month periods ended April 1, 2017, compared to the comparable period in 2016.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased slightly as we were able to manage favorable pricing levels.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, increased 8% for the three-month period ended April 1, 2017, compared to the comparable period in 2016. The decrease in analytical testing and contract services sales led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
	April 1, 2017	April 2, 2016	Change
Gross profit:
Ingredients	$1,170,000	$2,501,000	-53%
Core standards and contract services	583,000	950,000	-39%

Total gross profit	$1,753,000	$3,451,000	-49%

●
The decreased gross profit for the ingredients segment for the three months ended April 1, 2017 is due to the decreased sales of “NIAGEN®.”

●
The decreased gross profit for the core standards and contract services segment is largely due to the decreased sale of analytical testing and contract services. Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending
	April 1, 2017	April 2, 2016	Change
Sales and marketing expenses:
Ingredients	$305,000	$332,000	-8%
Core standards and contract services	291,000	213,000	37%

Total sales and marketing expenses	$596,000	$545,000	9%

●
For the ingredients segment, the decrease for the three months ended April 1, 2017 is largely due to a decrease in third party commission expenses, as sales to certain customers that Company pays commissions on decreased.

●
For the core standards and contract services segment, the increase is largely due to increasing our marketing efforts and hiring additional staff.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending
	April 1, 2017	April 2, 2016	Change
Research and development expenses:
Ingredients	$664,000	$464,000	43%

●
We increased our research and development efforts for the ingredients segment with a focus on our “NIAGEN®” brand. Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, IT, accounting and executive management.

	Three months ending
	April 1, 2017	April 2, 2016	Change

General and administrative	$2,383,000	$1,989,000	20%

●
The increase was primarily related to legal expenses. For the three-month period ended April 1, 2017, our legal expenses increased to approximately $432,000 compared to approximately $12,000 for the comparable period in 2016. The ongoing litigation with Elysium Health, Inc. was the main reason for the increase in legal expenses.

Non-operating income- Interest Income

Interest income consists of interest earned on money market accounts. The Company had approximately $0 interest income for the thee-month period ended April 1, 2017, compared to approximately $1,000 for the three-month period ended April 2, 2016.

Non-operating Expenses- Interest Expense

Interest expense consists of interest on loan payable and capital leases.

	Three months ending
	April 1, 2017	April 2, 2016	Change

Interest expense	$38,000	$188,000	-80%

●
The decrease in interest expense was mainly due to the term loan from Hercules Technology II, L.P. which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Income Taxes

At April 1, 2017 and April 2, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% and 4% for the three-month periods ended April 1, 2017 and April 2, 2016, respectively.

Depreciation and Amortization

Depreciation expense for the three-month period ended April 1, 2017 was approximately $129,000 as compared to $83,000 for the three-month period ended April 2, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the three-month period ended April 1, 2017 was approximately $24,000 as compared to $11,000 for the three-month period ended April 2, 2016. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through April 1, 2017, we have incurred aggregate losses of approximately $47 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Subsequent to the period ended April 1, 2017, on April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its Common Stock. The second tranche is expected to occur within 30 days of the closing of the first tranche, pursuant to which the Company has agreed to issue 6,303,814 shares of its Common Stock. The third tranche is expected to occur following a related stockholder approval to be solicited as soon as possible after completion of the second tranche.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least May 12, 2018, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Net cash used in operating activities

Net cash used in operating activities for the three months ended April 1, 2017 was approximately $51,000 as compared to approximately $2,896,000 for the three months ended April 2, 2016. Along with the net loss, an increase in inventories and a decrease in accrued expenses were the largest uses of cash during the three-month period ended April 1, 2017, partially offset by the increase in accounts payable. Net cash used in operating activities for the three months ended April 2, 2016 largely reflects a decrease in accounts payable and an increase in trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $346,000 for the three months ended April 1, 2017, compared to approximately $32,000 for the three months ended April 2, 2016. Net cash used in investing activities for the three months ended April 1, 2017 consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the three months ended April 2, 2016 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash used in (provided by) financing activities

Net cash used in financing activities was approximately $61,000 for the three months ended April 1, 2017, compared to approximately $374,000 provided by for the three months ended April 2, 2016. Net cash used in financing activities for the three months ended April 1, 2017 mainly consisted of principal payments on capital leases. Net cash provided by financing activities for the three months ended April 2, 2016 mainly consisted of proceeds from the issuance of our common stock and warrants through a private offering to our existing stockholder and exercise of stock options, offset by principal payments on loan payable and capital leases.

Contractual Obligations and Commitments

During the three months ended April 1, 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the three months ended April 1, 2017, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended April 1, 2017 and April 2, 2016 had a significant impact on our results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on December 29, 2016, ChromaDex, Inc. filed a complaint (the “Complaint”) in the United States District Court for the Central District of California, naming Elysium Health, Inc. as defendant. Among other allegations, ChromaDex, Inc. alleges in the Complaint that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium Health, LLC (“Elysium”) (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (iii) Elysium breached the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), by failing to make payments to ChromaDex, Inc. for royalties due pursuant to the License Agreement and (iv) certain officers of Elysium made false promises and representations to induce ChromaDex, Inc. into providing large supplies of pTeroPure® and NIAGEN® to Elysium pursuant to the pTeroPure® Supply Agreement and NIAGEN® Supply Agreement. ChromaDex, Inc. is seeking punitive damages, money damages and interest.

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint (the “Amended Complaint”). In the Amended Complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, patent misuse and the Unfair Competition Claim. The hearing on both motions to dismiss is set for May 15, 2017. While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of this matter, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them.

As of April 1, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below and in our Annual Report, together with all other information contained in this Form 10-Q and our Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described in this Form 10-Q and in our Annual Report are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Part I, Item 1A of our Annual Report.

Risks Related to our Company and our Business

*We have a history of operating losses, we may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of approximately $1,929,000 for the three months ended April 1, 2017, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,928,000, $2,771,000 and $5,388,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. As of April 1, 2017, our accumulated deficit was approximately $47.2 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

Subsequent to the period ended April 1, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its Common Stock. The second tranche is expected to occur within 30 days of the closing of the first tranche, pursuant to which the Company has agreed to issue 6,303,814 shares of its Common Stock. The third tranche is expected to occur following a related stockholder approval to be solicited as soon as possible after completion of the second tranche.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least May 2018, the second and the third tranches of the financing transaction are not certain to close and we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

* Our capital requirements will depend on many factors.

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

As a result of these factors, we may seek to raise additional capital prior to May 2018 both to meet our projected operating plans after May 2018 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

* We are currently engaged in litigation with Elysium Health, LLC that may harm our business, and a disruption in sales to or the ability to collect from this customer or other significant customers in the future, could also materially harm our financial results.

We are currently engaged in litigation with Elysium Health, LLC, a customer that represented 19% of our net sales for the year ending December 31, 2016. This customer has not paid us approximately $3.0 million for previous purchase orders. We may not collect the full amount owed to us by this customer, and as a result, we may have to write off a large portion of that amount as uncollectible expense. We may also have to discount future sales, if any, to this customer.

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

Going forward, we may have additional customers upon whom we become highly dependent. Factors that could influence our relationship with our significant customer and other customers upon whom we may become highly dependent include:

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

Global economic and financial market conditions, including disruptions in the credit markets and the impact of the global economic deterioration may materially impact our customers and other parties with whom we do business. These conditions could negatively affect our future sales of our ingredient lines as many consumers consider the purchase of nutritional products discretionary. Decline in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

We may need to increase the size of our organization, and we can provide no assurance that we will successfully expand operations or manage growth effectively.

Our significant increase in the scope and the scale of our product launches, including the hiring of additional personnel, has resulted in significantly higher operating expenses. As a result, we anticipate that our operating expenses will continue to increase. Expansion of our operations may also cause a significant demand on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our attempts to expand our marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our results of operations.

*Changes in our business strategy, including entering the DTC market, or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, if we are not successful in developing our DTC business, our sales may decrease and our costs may increase.

*The success of our ingredient and DTC business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in the size or growth rate of the vitamin, mineral and dietary supplement market could have a material adverse effect on our business. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

*Our future growth and profitability of our DTC business will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select effective markets and media in which to advertise.

Our business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

●
create greater awareness of our brand;

●
identify the most effective and efficient levels of spending in each market, media and specific media vehicle;

●
determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;

●
effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

●
acquire cost-effective television advertising;

●
select the most effective markets, media and specific media vehicles in which to advertise; and

●
convert consumer inquiries into actual orders.

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

*We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As an ingredient supplier and consumer product supplier we market and manufacture products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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

*If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are mislabeled or alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

*Launching our new DTC product could put us in direct competition with our current ingredients segment customers and could potentially harm the sales of our ingredients segment business.

By developing and selling our own DTC standalone NIAGEN® supplement product, we may eventually be in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. As our own DTC product becomes more prominent and widely adopted by consumers, this competition could potential harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may decrease. Sales for our ingredients segment represented approximately 63% of the Company’s revenue for 2016, and sales of NIAGEN® accounted for approximately 71% of our ingredient segment’s total sales in 2016, or 45% of our overall revenue, so any harm to our NIAGEN® ingredient sales may materially and negatively affect our business.

We depend on key personnel, the loss of any of which could negatively affect our business.

We depend greatly on Frank L. Jaksch Jr., Thomas C. Varvaro, Troy A. Rhonemus and Robert N. Fried who are our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and President and Chief Strategy Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

●
disputes and litigation with significant customers;

●
our ability to attract and retain key personnel in a timely and cost-effective manner;

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

Our ability to remain competitive may depend, in part, on our ability to continue to seek partners that can offer technological improvements and improve existing products and services that are offered to our customers. We are committed to attempting to keep pace with technological change, to stay abreast of technology changes and to look for partners that will develop new products and services for our customer base. We cannot assure prospective investors that we will be successful in finding partners or be able to continue to incorporate new developments in technology, to improve existing products and services, or to develop successful new products and services, nor can we be certain that newly developed products and services will perform satisfactorily or be widely accepted in the marketplace or that the costs involved in these efforts will not be substantial.

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

The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our products may not be successful and our business would be harmed if the patents were infringed on or misappropriated without action by such third parties.

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

*Our cash flows and capital resources may be insufficient to make required payments on future indebtedness.

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

As of April 1, 2017 and May 10, 2017, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

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

The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce GMPs, regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

*Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could decrease the need for the services we provide.

Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.

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

*We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

As of April 1, 2017, we had outstanding options exercisable for an aggregate of 5,757,195 shares of common stock at a weighted average exercise price of $3.41 per share and outstanding warrants exercisable for an aggregate of 470,444 shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2017, ChromaDex Corporation (the "Company") acquired all of the outstanding equity interests of Healthspan Research, LLC (“Healthspan”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) the Company (the “Acquisition”). Pursuant to the Purchase Agreement, the Company purchased all of the outstanding membership interests from the Sellers.

Upon the closing of, and as consideration for, the Acquisition, the Company issued an aggregate of 367,648 unregistered shares of the Company’s common stock to the Sellers (the “Stock Consideration”) and, in cancellation of a loan owed by Healthspan to Mr. Fried, paid $32,500 to Mr. Fried and will also pay Mr. Fried $100,000 on March 12, 2018. The issuance of the Stock Consideration was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its common stock. The second tranche is expected to occur within 30 days of the closing of the first tranche, pursuant to which the Company has agreed to issue 6,303,814 shares of its common stock. The third tranche is expected to occur following a related stockholder approval to be solicited as soon as possible after completion of the second tranche.

Subject to completion of the second tranche, the Securities Purchase Agreement requires that the Company’s Board of Directors (the “Board”) increase the number of authorized directors so as to create two vacant seats on the Board, which vacancies shall be filled by nominees selected by the Purchasers on a date following the Company’s 2017 Annual Meeting of Stockholders.

The shares of the Company’s common stock sold pursuant to the Securities Purchase Agreement are not registered under the Securities Act, or any state securities laws. The Company has relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. In connection with the Purchasers’ execution of the Securities Purchase Agreement, the Purchasers’ represented to the Company that they are each an “accredited investor” as defined in Regulation D of the Securities Act and that the securities purchased by them were acquired solely for their own account and for investment purposes and not with a view to the future sale or distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

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

10.1	Membership Interest Purchase Agreement effective as of March 12, 2017, by and among Robert Fried, Charles Brenner, Jeffrey Allen and the Registrant ❖
10.2
Executive Employment Agreement, dated as of March 12, 2017, between Robert Fried and the Registrant (incorporated by reference to, and filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017) +

10.3	Form of Restricted Stock Award Agreement for Robert Fried ❖+
10.4
First Business Financing Modification Agreement, dated as of February 16, 2017, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

10.5
Second Business Financing Modification Agreement, dated as of March 12, 2017, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) ❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

❖ Filed herewith
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: May 11, 2017	By:	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Chief Financial Officer
(principal financial and accounting officer and duly authorized on behalf of the registrant)