Form 10-Q
period 2017-07-01
ChromaDex Corp.
filed 2017-08-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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
Yes ___ No   X

As of August 9, 2017 there were 46,093,894 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
July 1, 2017 and December 31, 2016

	July 1, 2017	December 31, 2016
Assets

Current Assets
Cash	$14,138,607	$1,642,429
Trade receivables, net of allowances of $736,000 and $1,081,000, respectively	4,579,253	5,852,030
Inventories	7,794,182	7,912,630
Prepaid expenses and other assets	864,935	329,854
Total current assets	27,376,977	15,736,943

Leasehold Improvements and Equipment, net	3,372,879	3,111,374
Deposits	402,497	397,207
Intangible assets, net	1,767,811	486,226
Longterm investment	-	20,318

Total assets	$32,920,164	$19,752,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,131,759	$5,978,288
Accrued expenses	2,111,205	2,170,172
Current maturities of capital lease obligations	299,103	255,461
Customer deposits and other	503,850	389,010
Deferred rent, current	114,101	76,219
Due to officer	100,000	-
Total current liabilities	6,260,018	8,869,150

Capital lease obligations, less current maturities	393,184	343,589
Deferred rent, less current	547,539	564,971

Total liabilities	7,200,741	9,777,710

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding July 1, 2017 45,571,891 shares and
December 31, 2016 37,544,531 shares	45,572	37,545
Additional paid-in capital	75,590,304	55,160,387
Accumulated deficit	(49,916,453)	(45,223,574)
Total stockholders' equity	25,719,423	9,974,358

Total liabilities and stockholders' equity	$32,920,164	$19,752,068

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended July 1, 2017 and July 2, 2016

	July 1, 2017	July 2, 2016

Sales, net	$5,306,855	$8,829,579
Cost of sales	3,044,086	4,702,132

Gross profit	2,262,769	4,127,447

Operating expenses:
Sales and marketing	728,299	698,031
Research and development	849,962	751,726
General and administrative	2,657,573	2,306,559
Other	745,773	-
Operating expenses	4,981,607	3,756,316

Operating income (loss)	(2,718,838)	371,131

Nonoperating expense:
Interest expense, net	(45,286)	(144,786)
Loss on debt extinguishment	-	(313,099)
Nonoperating expenses	(45,286)	(457,885)

Loss before taxes	(2,764,124)	(86,754)
Provision for taxes	-	4,087

Net loss	$(2,764,124)	$(82,667)

Basic and diluted loss per common share	$(0.07)	$(0.00)

Basic and diluted weighted average common shares outstanding	42,121,150	36,990,032

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Six Month Periods Ended July 1, 2017 and July 2, 2016

	July 1, 2017	July 2, 2016

Sales, net	$9,755,977	$16,161,524
Cost of sales	5,740,555	8,582,658

Gross profit	4,015,422	7,578,866

Operating expenses:
Sales and marketing	1,324,461	1,242,753
Research and development	1,514,152	1,215,798
General and administrative	5,040,719	4,295,118
Other	745,773	-
Operating expenses	8,625,105	6,753,669

Operating income (loss)	(4,609,683)	825,197

Nonoperating expense:
Interest expense, net	(83,196)	(332,487)
Loss on debt extinguishment	-	(313,099)
Nonoperating expenses	(83,196)	(645,586)

Income (loss) before income taxes	(4,692,879)	179,611
Provision for taxes	-	(6,653)

Net income (loss)	$(4,692,879)	$172,958

Basic earnings (loss) per common share	$(0.12)	$0.00

Diluted earnings (loss) per common share	$(0.12)	$0.00

Basic weighted average common shares outstanding	40,075,920	36,702,037

Diluted weighted average common shares outstanding	40,075,920	37,470,066

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Month Period Ended July 1, 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	37,544,531	$37,545	$55,160,387	$(45,223,574)	9,974,358

Issuance of common stock associated with
the acquisition of Healthspan Research LLC	367,648	367	999,635	-	1,000,002

Exercise of stock options	3,202	3	6,620	-	6,623

Vested restricted stock	2,667	3	(3)	-	-

Share-based compensation	-	-	319,830	-	319,830

Net loss	-	-	-	(1,928,755)	(1,928,755)

Balance, April 1, 2017	37,918,048	$37,918	$56,486,469	$(47,152,329)	$9,372,058

Issuance of common stock,
net of offering costs of $1,184,000	7,649,968	7,650	18,698,634	-	18,706,284

Exercise of stock options	1,875	2	5,342	-	5,344

Vested restricted stock	2,000	2	(2)	-	-

Share-based compensation	-	-	399,861	-	399,861

Net loss	-	-	-	(2,764,124)	(2,764,124)

Balance, July 1, 2017	45,571,891	$45,572	$75,590,304	$(49,916,453)	$25,719,423

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Six Month Periods Ended July 1, 2017 and July 2, 2016

	July 1, 2017	July 2, 2016

Cash Flows From Operating Activities
Net income (loss)	$(4,692,879)	$172,958
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	264,235	159,370
Amortization of intangibles	89,803	38,415
Share-based compensation expense	719,691	657,637
Allowance for doubtful trade receivables	(344,055)	29,649
Loss from disposal of equipment	1,452	-
Non-cash loss on debt extinguishment	-	32,007
Non-cash financing costs	56,587	94,080
Changes in operating assets and liabilities:
Trade receivables	1,628,288	(4,372,837)
Inventories	179,362	3,628,678
Prepaid expenses and other assets	(554,679)	(266,831)
Accounts payable	(2,950,302)	(3,892,582)
Accrued expenses	(62,174)	634,562
Customer deposits and other	114,840	(9,150)
Deferred rent	20,451	106,657
Due to officer	(32,500)	-
Net cash used in operating activities	(5,561,880)	(2,987,387)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(295,078)	(231,201)
Purchases of intangible assets	(183,958)	(195,000)
Net cash used in investing activities	(479,036)	(426,201)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	18,706,284	5,720,000
Proceeds from exercise of stock options	11,966	622,384
Payment of debt issuance costs	(42,279)	-
Principal payment on loan payable	-	(5,000,000)
Principal payments on capital leases	(138,877)	(108,249)
Net cash provided by financing activities	18,537,094	1,234,135

Net increase (decrease) in cash	12,496,178	(2,179,453)

Cash Beginning of Period	1,642,429	5,549,672

Cash Ending of Period	$14,138,607	$3,370,219

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$26,611	$239,839

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$1,187,430	$-
Capital lease obligation incurred for the purchase of equipment	$232,114	$-
Inventory supplied to Healthspan Research LLC for equity interest, at cost	$-	$20,318
Retirement of fully depreciated equipment - cost	$55,947	$28,083
Retirement of fully depreciated equipment - accumulated depreciation	$(55,947)	$(28,083)

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaPharma, Inc. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of July 1, 2017 and results of operations and cash flows for the three and six months ended July 1, 2017 and July 2, 2016. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2017. Operating results for the six months ended July 1, 2017 are not necessarily indicative of the results to be achieved for the full year ending on December 30, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business and Liquidity

Nature of business: The Company is a natural products company that discovers, acquires, develops and commercializes patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. With the acquisition of Healthspan Research, LLC in March 2017, the Company now has a consumer product, which it plans to further develop and market. Along with the Company's ingredients segment that includes our consumer product business, the Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and chemistry and analytical testing services, and a regulatory consulting segment. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes its business to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

Liquidity: The Company has incurred loss from operations of approximately $4,610,000 and net loss of approximately $4,693,000 for the six-month period ended July 1, 2017. As of July 1, 2017, the cash and cash equivalents totaled approximately $14.1 million.

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock in three tranches. The first and second tranche closed on April 27, 2017 and May 24, 2017, respectively, and the Company received $3.5 million and $16.4 million, respectively. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least August 11, 2018, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Note 3. Significant Accounting Policies

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on the Saturday closest to December 31, and the Company's normal fiscal quarters end on the Saturday 13 weeks after the last fiscal year end or fiscal quarter end. Every fifth or sixth fiscal year, the inclusion of an extra week occurs due to the Company’s floating year-end date. The fiscal year 2016 ended on December 31, 2016 consisted of normal 52 weeks. The fiscal year 2017 ending on December 30, 2017 will also include the normal 52 weeks.

Adopted Accounting Pronouncements Fiscal 2017: In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company early adopted the amendments in this ASU effective as of January 1, 2017. On March 12, 2017, the Company acquired all of the outstanding equity interests of Healthspan Research, LLC ("Healthspan") pursuant to a Membership Interest Purchase Agreement by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation. Under ASU 2017-01, this transaction was treated as an acquisition of assets, rather than a business. For details on the acquisition of Healthspan, please refer to Note 5. Acquisition and Related Party Transaction appearing later on this report.

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

Recent accounting standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Note 4. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income (loss)	$(2,764,124)	$(82,667)	$(4,692,879)	$172,958

Basic weighted average common shares outstanding (1):	42,121,150	36,990,032	40,075,920	36,702,037

Basic earnings (loss) per common share	$(0.07)	$(0.00)	$(0.12)	$0.00

Dilutive effect of stock options, net	-	-	-	726,879
Dilutive effect of warrants, net	-	-	-	41,750

Diluted weighted average common shares outstanding :	42,121,150	36,990,032	40,075,920	37,470,666

Diluted earnings (loss) per common share	$(0.07)	$(0.00)	$(0.12)	$0.00

Potentially dilutive securities, total (2):
Stock options	5,965,172	5,126,943	5,965,172	4,400,064
Warrants	470,444	487,111	470,444	445,361

(1)
Includes approximately 0.5 million weighted average nonvested shares of restricted stock for the three and six month periods ending July 1, 2017, respectively, and approximately 0.4 million weighted average nonvested shares of restricted stock for the three and six month periods ending July 2, 2016, respectively.  These shares are participating securities that feature voting and dividend rights.

(2)
Excluded from the computation of diluted earnings (loss) per share as their impact is antidilutive.

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

The Company acquired the consumer product business model that Healthspan has established. Included in the business model acquired is the know-how marketing to date, and the designs and procedures needed to operate a consumer product business. This transaction was accounted for as an acquisition of assets. An intangible asset of approximately $1.35 million was recorded as a result of this acquisition, which is the difference of consideration transferred and the net amount of assets acquired and liabilities assumed.

(A) Consideration transferred		(B) Net amount of assets and liabilities

	Fair value	Assets acquired	Fair value
Common Stock	$ 1,000,000	Cash and cash equivalents	$ 19,000
Transaction costs	178,000	Trade receivables	11,000
Previously held equity interest	20,000	Inventory	61,000

	$ 1,198,000	Liabilities assumed
		Due to officer	(132,000)
		Accounts payable	(74,000)
		Credit card payable	(30,000)
		Other accrued expenses	(3,000)
Consumer product business model,
intangible asset (A) -(B)	$ 1,346,000	Net assets	$ (148,000)

The acquired intangible asset is considered to have a useful life of 10 years as we believe the economic benefits from the acquisition will last at least 10 years. The expense is amortized using the straight-line method over the useful life and the Company recognized an amortization expense of approximately $41,000 for the six months ended July 1, 2017.

In cancellation of a loan owed by Healthspan to Mr. Fried prior to the acquisition, the Company repaid $32,500 to Mr. Fried on March 13, 2017 and will also repay $100,000 on March 12, 2018. No interest is to be paid for the outstanding $100,000 due to Mr. Fried.

Note 6. Trade Receivables Allowances

 The allowance amounts for the periods ended July 1, 2017 and December 31, 2016 are as follows:

	July 1, 2017	December 31, 2016
Allowances related to
Customer C	$500,000	$800,000
Customer E	184,000	198,000
Other allowances	52,000	83,000
	$736,000	$1,081,000

Note 7. Inventories

The amounts of major classes of inventory as of July 1, 2017 and December 31, 2016 are as follows:

	July 1, 2017	December 31, 2016
Bulk ingredients	$6,833,000	$7,044,000
Reference standards	1,052,000	1,033,000
Dietary supplement - finished bottles	23,000	-
Dietary supplement - work-in-process	48,000	-
	7,956,000	8,077,000
Less valuation allowance	(162,000)	(164,000)
	$7,794,000	$7,913,000

Note 8. Employee Share-Based Compensation

Stock Option Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan is intended to be the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). Under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 3,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, and (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares.

Share-Based Compensation for Robert Fried

On March 12, 2017, the Board appointed Robert Fried, as President and Chief Strategy Officer. In connection with his appointment as President and Chief Strategy Officer, the Company granted an option to purchase up to 500,000 shares of ChromaDex common stock under the 2007 Plan, subject to monthly vesting over a three-year period. The Company also granted 166,667 shares of restricted stock, subject to annual vesting over a three-year period. The fair value measured for the granted restricted stock was approximately $453,000 and the expense is amortized over the vesting period of three years.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at July 1, 2017 and changes during the six months then ended:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2016	4,281,151	$3.52	6.36

Options Granted	693,334	2.89	10.00	$1.85
Options Exercised	(3,202)	2.07			$3,000
Options Forfeited	(33,419)	3.53
Outstanding at July 1, 2017	4,937,864	$3.43	6.40		$3,072,000

Exercisable at July 1, 2017	3,348,382	$3.43	5.09		$2,246,000

The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.82, which is the closing price of the Company’s stock on the last day of business for the period ended July 1, 2017.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the six months ended July 1, 2017.

Six Months Ended July 1, 2017
Expected term	5.8 years
Expected volatility	73%
Expected dividends	0.00%
Risk-free rate	2.13%

As of July 1, 2017, there was approximately $3,081,000 of total unrecognized compensation expected to be recognized over a weighted average period of 2.4 years.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $371,000 and $677,000 in general and administrative expenses in the statement of operations for the three and six months ended July 1, 2017, respectively, and approximately $314,000 and $621,000 for the three and six months ended July 2, 2016, respectively.

Note 9. Stock Issuance

On April 26, 2017, the Company entered into a Securities Purchase Agreement (the "SPA") with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first two tranches closed during the three months ended July 1, 2017, whereby approximately 7.6 million shares were issued for proceeds of $19.9 million. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017.

Note 10. Business Segments

Since the year ended December 31, 2016, the Company has made operational changes to merge its scientific and regulatory consulting segment into core standards and contract services segment. Additionally, the consumer product operations recently acquired in connection with the Healthspan acquisition are categorized as a part of the ingredients segment.

As a result, the Company has the following two reportable segments:

●
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients to consumers in finished products or as raw materials to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

●
Core standards and contract services segment includes (i) supply of phytochemical reference standards, (ii) analytical and chemistry based services and (iii) scientific and regulatory consulting.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended		Core Standards and
July 1, 2017	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$3,004,656	$2,302,199	$-	$5,306,855
Cost of sales	1,356,845	1,687,241	-	3,044,086

Gross profit	1,647,811	614,958	-	2,262,769

Operating expenses:
Sales and marketing	453,668	274,631	-	728,299
Research and development	849,962	-	-	849,962
General and administrative	-	-	2,657,573	2,657,573
Other	745,773	-	-	745,773
Operating expenses	2,049,403	274,631	2,657,573	4,981,607

Operating income (loss)	$(401,592)	$340,327	$(2,657,573)	$(2,718,838)

Three months ended		Core Standards and
July 2, 2016	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$6,241,749	$2,587,830	$-	$8,829,579
Cost of sales	3,034,389	1,667,743	-	4,702,132

Gross profit	3,207,360	920,087	-	4,127,447

Operating expenses:
Sales and marketing	399,700	298,331	-	698,031
Research and development	736,726	15,000	-	751,726
General and administrative	-	-	2,306,559	2,306,559
Operating expenses	1,136,426	313,331	2,306,559	3,756,316

Operating income (loss)	$2,070,934	$606,756	$(2,306,559)	$371,131

Six months ended		Core Standards and
July 1, 2017	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$5,089,059	$4,666,918	$-	$9,755,977
Cost of sales	2,271,612	3,468,943	-	5,740,555

Gross profit	2,817,447	1,197,975	-	4,015,422

Operating expenses:
Sales and marketing	759,013	565,448	-	1,324,461
Research and development	1,514,152	-	-	1,514,152
General and administrative	-	-	5,040,719	5,040,719
Other	745,773	-	-	745,773
Operating expenses	3,018,938	565,448	5,040,719	8,625,105

Operating income (loss)	$(201,491)	$632,527	$(5,040,719)	$(4,609,683)

Six months ended		Core Standards and
July 2, 2016	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Net sales	$10,842,375	$5,319,149	$-	$16,161,524
Cost of sales	5,133,551	3,449,107	-	8,582,658

Gross profit	5,708,824	1,870,042	-	7,578,866

Operating expenses:
Sales and marketing	731,443	511,310	-	1,242,753
Research and development	1,200,798	15,000	-	1,215,798
General and administrative	-	-	4,295,118	4,295,118
Operating expenses	1,932,241	526,310	4,295,118	6,753,669

Operating income (loss)	$3,776,583	$1,343,732	$(4,295,118)	$825,197

		Core Standards and
At July 1, 2017	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Total assets	$13,413,963	$3,982,296	$15,523,905	$32,920,164

		Core Standards and
At December 31, 2016	Ingredients	Contract Services	Corporate
	segment	segment	and other	Total

Total assets	$13,257,289	$3,918,440	$2,576,339	$19,752,068

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Six months ended
Major Customers	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Customer C (Ingredients segment)	*	34.5%	*	31.3%
Customer F (Ingredients and Core segment)	11.9%	*	*	*

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables

Major Customers	At July 1, 2017	At December 31, 2016

Customer C (Ingredients segment)	48.8%	45.8%
Customer D (Ingredients and Core segment)	*	10.2%

* Represents less than 10%.

Note 11. Commitments and Contingencies

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and patent misuse claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 and 8,383,086, patents to which ChromaDex, Inc. is the exclusive licensee.

As of July 1, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Lease

Subsequent to the period ended July 1, 2017, the Company entered into a lease for an office space located in Los Angeles, California through September 2021. Pursuant to the lease, the Company will make monthly lease payments ranging from approximately $11,000 to $21,000, as the payments escalate during the term of the lease.

Employment agreement with Robert Fried

On March 12, 2017, the Company entered into an Employment Agreement (the "Fried Agreement") with Robert Fried. Mr. Fried is entitled to receive certain severance payments per the terms of the Fried Agreement. The key terms of the Fried Agreement, including the severance terms are as follows:

Mr. Fried is entitled to: (i) an annual base salary of $300,000; (ii) an annual cash bonus equal to (a) 1% of net direct-to-consumer sales of products with nicotinamide riboside as a lead ingredient by the Company plus (b) 2% of direct to consumer net sales of products with nicotinamide riboside as a lead ingredient for the portion of such sales that exceeded prior year sales plus (c) 1% of the gross profit derived from nicotinamide riboside ingredient sales to dietary supplement producers; (iii) an option to purchase up to 500,000 shares of Common Stock under the 2007 plan, subject to monthly vesting over a three-year period; and (iv) 166,667 shares of restricted Common Stock, subject to annual vesting over a three-year period.

Subject to Mr. Fried’s continuous service through such date, Mr. Fried is also eligible to receive (i) on March 12, 2018, 166,667 shares of restricted Common Stock, subject to annual vesting over a two-year period, (ii) on March 12, 2019, 166,666 shares of restricted Common Stock that vest in full on the one year anniversary of the grant date and (iii) up to 500,000 shares of fully-vested restricted Common Stock that will be granted upon the achievement of certain performance goals. Any unvested options or shares of restricted stock will vest in full upon (a) a change in control of the Company, (b) Mr. Fried’s death, (c) Mr. Fried’s disability, (d) termination by the Company of Mr. Fried’s employment without cause or (e) Mr. Fried’s resignation for good reason, subject in each case to Mr. Fried’s continuous service as an employee or consultant of the Company or any of its subsidiaries though such event.

The severance terms of the Fried Agreement provide that if (i) Mr. Fried’s employment is terminated by the Company without cause, for death or disability, or Mr. Fried resigns for good reason, or (ii) (a) a change in control of the Company occurs and (b) within one month prior to the date of such change in control or twelve months after the date of such change in control R. Fried’s employment is terminated by the Company other than for cause, then, subject to executing a release, Mr. Fried will receive (w) continuation of his base salary for 12 months, (x) health care continuation coverage payments premiums for 12 months, (y) a prorated annual cash bonus earned for the fiscal year in which such termination or resignation occurs, and (z) an extended exercise period for his options

Note 12. Other Expense

Loss from an ongoing litigation, Elysium Health, Inc.

During the three months ended July 1, 2017, the Company, in relation to the ongoing litigation, incurred a write-off of approximately $746,000 in gross trade receivable from Elysium Health, Inc. related to royalties. As a result of this write-off and after further analysis, the Company made an adjustment to the total allowance amount from ($800,000) to ($500,000).

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

Growth and percentage comparisons made herein generally refer to the three and six months ended July 1, 2017 compared with the three and six months ended July 2, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaPharma, Inc. The Company is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. With the recent acquisition of Healthspan Research, LLC, the Company is also selling consumer products. Along with our ingredients segment that includes our consumer product business, the Company also has a core standards and contract services segment, which focuses on (i) natural product fine chemicals (known as “phytochemicals”) (ii) chemistry and analytical testing services, and (iii) scientific and regulatory consulting. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes the Company’s business segments to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

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

As of July 1, 2017, the Company had approximately $14.1 million cash and cash equivalents on hand. On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock in three tranches. The first and second tranche closed on April 27, 2017 and May 24, 2017, respectively, and the Company received $3.5 million and $16.4 million, respectively. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017. We anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least August 11, 2018. We may, however, seek additional capital prior to August 11, 2018, both to meet our projected operating plans after August 11, 2018 and/or to fund our longer term strategic objectives.

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

Some of our operations are subject to regulation by various state and federal agencies. In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to Food and Drug Administration (the “FDA”), Federal Trade Commission and U.S. Department of Agriculture regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Our net sales and net income (loss) for the three- and six-month periods ending on July 1, 2017 and July 2, 2016 were as follows:

	Three months ending		Six months ending
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$5,307,000	$8,830,000	$9,756,000	$16,162,000
Net income (loss)	(2,764,000)	(83,000)	(4,693,000)	173,000

Basic earnings (loss) per common share	$(0.07)	$(0.00)	$(0.12)	$0.00
Diluted earnings (loss) per common share	$(0.07)	$(0.00)	$(0.12)	$0.00

Over the next twelve months, we plan to continue to increase research and development efforts for our line of proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Net sales:
Ingredients	$3,005,000	$6,242,000	-52%	$5,089,000	$10,842,000	-53%
Core standards and contract services	2,302,000	2,588,000	-11%	4,667,000	5,320,000	-12%

Total net sales	$5,307,000	$8,830,000	-40%	$9,756,000	$16,162,000	-40%

●
The decrease in sales for the ingredients segment for the three and six months ended July 1, 2017 is mainly due to decreased sales of “NIAGEN®.” During the six months ended July 1, 2017, we did not ship NIAGEN® to certain customers that placed large orders during the six months ended July 2, 2016.

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of analytical testing and contract services.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$1,357,000	45%	$3,035,000	49%	$2,272,000	45%	$5,134,000	47%
Core standards and contract services	1,687,000	73%	1,667,000	64%	3,469,000	74%	3,449,000	65%

Total cost of sales	$3,044,000	57%	$4,702,000	53%	$5,741,000	59%	$8,583,000	53%

The cost of sales, as a percentage of net sales, increased 4% and 6% for the three- and six-month periods ended July 1, 2017, respectively, compared to the comparable periods in 2016.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 4% and 2% for the three- and six-month periods, respectively, as we were able to manage favorable pricing levels.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, increased 9% for both the three- and six-month periods ended July 1, 2017, compared to the comparable periods in 2016. The decrease in analytical testing and contract services sales led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Gross profit:
Ingredients	$1,648,000	$3,207,000	-49%	$2,817,000	$5,709,000	-51%
Core standards and contract services	615,000	920,000	-33%	1,198,000	1,870,000	-36%

Total gross profit	$2,263,000	$4,127,000	-45%	$4,015,000	$7,579,000	-47%

●
The decreased gross profit for the ingredients segment for the three and six months ended July 1, 2017 is due to the decreased sales of “NIAGEN®.”

●
The decreased gross profit for the core standards and contract services segment is largely due to the decreased sale of analytical testing and contract services. Fixed labor costs make up the majority of costs for analytical testing and contract services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales and marketing expenses:
Ingredients	$454,000	$400,000	14%	$759,000	$732,000	4%
Core standards and contract services	274,000	298,000	-8%	565,000	511,000	11%

Total sales and marketing expenses	$728,000	$698,000	4%	$1,324,000	$1,243,000	7%

●
For the ingredients segment, the increase for the three and six months ended July 1, 2017 is largely due to marketing expenses related to our recently acquired consumer product business through Healthspan Research LLC. Subject to available financial resources, we plan to increase our marketing efforts for our consumer product business.

●
For the core standards and contract services segment, the decrease for the three months ended July 1, 2017 is largely due to decreased marketing efforts, while the increase for the six months ended July 1, 2017 is mainly due to hiring additional staff.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Research and development expenses:
Ingredients	$850,000	$737,000	15%	$1,514,000	$1,201,000	26%
Core standards and contract services	-	15,000	-100%	-	15,000	-100%

Total sales and marketing expenses	$850,000	$752,000	13%	$1,514,000	$1,216,000	25%

●
For the ingredients segment, we increased our research and development efforts for the ingredients segment with a focus on our “NIAGEN®” brand. Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

●
For the core standards and contract services segment, we explored processes to develop certain compounds at a larger scale during the three months ended July 2, 2016.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, IT, accounting and executive management.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change

General and administrative	$2,658,000	$2,307,000	15%	$5,041,000	$4,295,000	17%

●
The increase was primarily related to legal expenses. For the three- and six-month periods ended July 1, 2017, our legal expenses increased to approximately $522,000 and $953,000, respectively, compared to approximately $69,000 and $80,000, respectively, for the comparable periods in 2016. The ongoing litigation with Elysium Health, Inc. was the main reason for the increase in legal expenses.

Operating Expense-Other

Other expense consists of loss from an ongoing litigation.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change

Other	$746,000	$-		$746,000	$-

●
During the three months ended July 1, 2017, the Company, in relation to ongoing litigation, incurred a write-off of approximately $746,000 in gross trade receivable from Elysium Health, Inc. related to royalties.

Non-operating Expenses- Interest Expense, net

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Six months ending
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change

Interest expense, net	$45,000	$145,000	-69%	$83,000	$332,000	-75%

The decrease in interest expense was mainly due to the term loan from Hercules Technology II, L.P. which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Income Taxes

At July 1, 2017 and July 2, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% and 4% for the six-month periods ended July 1, 2017 and July 2, 2016, respectively.

Depreciation and Amortization

Depreciation expense for the six-month period ended July 1, 2017 was approximately $264,000 as compared to $159,000 for the six-month period ended July 2, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the six-month period ended July 1, 2017 was approximately $90,000 as compared to $38,000 for the six-month period ended July 2, 2016. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through July 1, 2017, we have incurred aggregate losses of approximately $50 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

On April 26, 2017, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock in three tranches. The first and second tranche closed on April 27, 2017 and May 24, 2017, respectively, and the Company received $3.5 million and $16.4 million, respectively. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least August 11, 2018, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Net cash used in operating activities

Net cash used in operating activities for the six months ended July 1, 2017 was approximately $5,562,000 as compared to approximately $2,987,000 for the six months ended July 2, 2016. Along with the net loss, a decrease in accounts payable and an increase in prepaid expenses were the largest uses of cash during the six-month period ended July 1, 2017, partially offset by the decrease in trade receivables. Net cash used in operating activities for the six months ended July 2, 2016 largely reflects a decrease in accounts payable and an increase in trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $479,000 for the six months ended July 1, 2017, compared to approximately $426,000 for the six months ended July 2, 2016. Net cash used in investing activities for the six months ended July 1, 2017 consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the six months ended July 2, 2016 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $18,537,000 for the six months ended July 1, 2017, compared to approximately $1,234,000 for the six months ended July 2, 2016. Net cash provided by financing activities for the six months ended July 1, 2017 mainly consisted of proceeds from issuance of our common stock pursuant to the Purchase Agreement. Net cash provided by financing activities for the six months ended July 2, 2016 mainly consisted of proceeds from the issuance of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases.

Contractual Obligations and Commitments

During the six months ended July 1, 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the six months ended July 1, 2017, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended July 1, 2017 and July 2, 2016 had a significant impact on our results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and patent misuse claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 and 8,383,086, patents to which ChromaDex, Inc. is the exclusive licensee. While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of these matters, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them.

As of July 1, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

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

Risks Related to our Company and our Business

*We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of approximately $4,693,000 for the six months ended July 1, 2017, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,928,000, $2,771,000 and $5,388,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. As of July 1, 2017, our accumulated deficit was approximately $49.9 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock in three tranches. The first and second tranche closed on April 27, 2017 and May 24, 2017, respectively, and the Company received $3.5 million and $16.4 million, respectively. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and the funds from the financing transaction described above will be sufficient to meet our projected operating plans through at least August 2018, the third tranche of the financing transaction is not certain to close and we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

As a result of these factors, we may seek to raise additional capital prior to August 2018 both to meet our projected operating plans after August 2018 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

* We are currently engaged in litigation with Elysium Health, LLC that may harm our business, and a disruption in sales to or the ability to collect from this customer or other significant customers in the future, could also materially harm our financial results.

We are currently engaged in litigation with Elysium Health, LLC, a customer that represented 19% of our net sales for the year ending December 31, 2016. For further details on this litigation, please refer to Part II, Item 1 of this Quarterly Report on Form 10-Q. This customer has not paid us approximately $2.7 million for previous purchase orders. We may not collect the full amount owed to us by this customer, and as a result, we may have to write off a large portion of that amount as uncollectible expense. We may also have to discount future sales, if any, to this customer.

The litigation may turn out to be substantial and complex, and it has and could continue to cause us to incur significant costs, as well as distract our management over an extended period of time. The litigation may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us. The customer has filed a counterclaim against us, and if we are unsuccessful in resolving the litigation on favorable terms to us, we may be forced to pay compensatory and punitive damages and restitution for any royalty payments that we received from the customer. Elysium has made no purchases from us since August 9, 2016. It is likely that the customer will not make any future purchases from us or, even if it does, those purchases may not be at previous volumes or prices. This may harm our future sales if we cannot replace their volume with other existing and new customers and which may materially affect our future financial results.

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

*Changes in our business strategy, including entering the consumer product market, or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, if we are not successful in developing our consumer product business, our sales may decrease and our costs may increase.

*The success of our ingredient and consumer product business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in the size or growth rate of the vitamin, mineral and dietary supplement market could have a material adverse effect on our business. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

*Our future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select effective markets and media in which to advertise.

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

*Marketing our consumer products could put us in direct competition with our current ingredients segment customers and could potentially harm the sales of our ingredients segment business.

By developing and selling our own consumer standalone NIAGEN® supplement product, we may be in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. As our own consumer product becomes more prominent and widely adopted by consumers, this competition could potential harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may decrease. Sales for our ingredients segment represented approximately 63% of the Company’s revenue for 2016, and sales of NIAGEN® accounted for approximately 71% of our ingredient segment’s total sales in 2016, or 45% of our overall revenue, so any harm to our NIAGEN® ingredient sales may materially and negatively affect our business.

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

As of July 1, 2017 and August 9, 2017, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

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

As of July 1, 2017, we had outstanding options exercisable for an aggregate of 5,965,172 shares of common stock at a weighted average exercise price of $3.41 per share and outstanding warrants exercisable for an aggregate of 470,444 shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its common stock. The second tranche closed on May 24, 2017, pursuant to which the Company issued 6,303,814 shares of its common stock. The third tranche is expected to close following a related stockholder approval at the Company's special meeting on August 10, 2017.

The shares of the Company’s common stock sold pursuant to the Securities Purchase Agreement were not registered under the Securities Act, or any state securities laws. The Company had relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. In connection with the Purchasers’ execution of the Securities Purchase Agreement, the Purchasers’ represented to the Company that they are each an “accredited investor” as defined in Regulation D of the Securities Act and that the securities purchased by them were acquired solely for their own account and for investment purposes and not with a view to the future sale or distribution.

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

10.1	Third Business Financing Modification Agreement, dated as of April 19, 2017, between Western Alliance Bank and ChromaDex Corporation ❖
10.2
Securities Purchase Agreement dated April 26, 2017, by and among the Company and the purchasers named therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2017)

10.3
Registration Rights Agreement dated April 29, 2017, by and among the Company and the purchasers named therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2017)

10.4
First Amendment to Securities Purchase Agreement dated May 24, 2017, by and among the Company and the purchasers named therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2017)

10.5	License Agreement dated June 9, 2017, by and between ChromaPharma, Inc. and the Scripps Research Institute❖(1)
10.6	Research Funding Agreement dated June 9, 2017, by and between ChromaPharma, Inc. and the Scripps Research Institute❖(1)
10.7	Fourth Business Financing Modification Agreement, dated as of July 13, 2017, between Western Alliance Bank and ChromaDex Corporation❖
10.8	Amended and Restated Non-Employee Director Compensation Policy❖+
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

❖ Filed herewith.
+ Indicates management contract or compensatory plan or arrangement.

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

CHROMADEX CORPORATION

Date: August 10, 2017	By:	/s/ THOMAS C. VARVARO
Thomas C. Varvaro
Chief Financial Officer
(principal financial and accounting officer and duly authorized on behalf of the registrant)