Form 10-Q
period 2017-09-30
ChromaDex Corp.
filed 2017-11-09
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ___ No   X

As of November 8, 2017 there were 48,187,298 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016

	Sep. 30, 2017	Dec. 31, 2016
Assets

Current Assets
Cash	$23,999,633	$1,642,429
Trade receivables, net of allowances of $0.5 million and $1.1 million, respectively;
Receivables from Related Party: $1.5 million and $0, respectively	4,919,768	5,852,030
Inventories	6,615,245	7,912,630
Prepaid expenses and other assets	724,388	311,539
Current assets held for sale	-	18,315
Total current assets	36,259,034	15,736,943

Leasehold Improvements and Equipment, net	2,690,527	1,778,171
Deposits	392,342	377,532
Receivable held at escrow	750,000	-
Intangible assets, net	1,709,609	486,226
Longterm investment	-	20,318
Noncurrent assets held for sale	-	1,352,878

Total assets	$41,801,512	$19,752,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,346,700	$5,978,288
Accrued expenses	2,129,583	2,170,172
Current maturities of capital lease obligations	190,892	255,461
Customer deposits and other	321,119	389,010
Deferred rent, current	120,894	76,219
Due to officer	100,000	-
Total current liabilities	7,209,188	8,869,150

Capital lease obligations, less current maturities	360,748	343,589
Deferred rent, less current	493,735	380,205
Noncurrent liabilities held for sale	-	184,766

Total liabilities	8,063,671	9,777,710

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding September 30, 2017 47,650,252 shares and
December 31, 2016 37,544,531 shares	47,650	37,545
Additional paid-in capital	81,469,567	55,160,387
Accumulated deficit	(47,779,376)	(45,223,574)
Total stockholders' equity	33,737,841	9,974,358

Total liabilities and stockholders' equity	$41,801,512	$19,752,068

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended September 30, 2017 and October 1, 2016

	Sep. 30, 2017	Oct. 1, 2016

Sales, net	$6,084,690	$3,937,286
Cost of sales	3,169,321	2,074,325

Gross profit	2,915,369	1,862,961

Operating expenses:
Sales and marketing	1,103,157	286,941
Research and development	1,040,561	772,799
General and administrative	3,948,435	1,727,383
Operating expenses	6,092,153	2,787,123

Operating loss	(3,176,784)	(924,162)

Nonoperating expense:
Interest expense, net	(44,508)	(2,260)
Nonoperating expenses	(44,508)	(2,260)

Loss from continuing operations	(3,221,292)	(926,422)

Loss before taxes from discontinued operations	(108,899)	(31,121)
Gain on sale of discontinued operations	5,467,268	-
Provision for taxes	-	3,153

Income (loss) from discontinued operations, net	5,358,369	(27,968)

Net income (loss)	$2,137,077	$(954,390)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings (loss) from discontinued operations	$0.12	$(0.01)

Basic earnings (loss) per common share	$0.05	$(0.03)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.02)
Earnings (loss) from discontinued operations	$0.11	$(0.01)

Diluted earnings (loss) per common share	$0.04	$(0.03)

Basic weighted average common shares outstanding	47,065,009	37,868,672

Diluted weighted average common shares outstanding	47,556,697	37,868,672

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Nine Month Periods Ended September 30, 2017 and October 1, 2016

	Sep. 30, 2017	Oct. 1, 2016

Sales, net	$13,670,646	$17,211,865
Cost of sales	7,028,340	8,831,400

Gross profit	6,642,306	8,380,465

Operating expenses:
Sales and marketing	2,058,178	1,190,013
Research and development	2,554,713	1,988,597
General and administrative	8,882,821	5,935,139
Other	745,773	-
Operating expenses	14,241,485	9,113,749

Operating loss	(7,599,179)	(733,284)

Nonoperating expense:
Interest expense, net	(108,751)	(314,926)
Loss on debt extinguishment	-	(313,099)
Nonoperating expenses	(108,751)	(628,025)

Loss before income taxes	(7,707,930)	(1,361,309)
Provision for taxes	-	(3,500)

Loss from continuing operations	(7,707,930)	(1,364,809)

Income (loss) from discontinued operations	(315,140)	583,377
Gain on sale of discontinued operations	5,467,268	-

Income from discontinued operations, net	5,152,128	583,377

Net loss	$(2,555,802)	$(781,432)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.18)	$(0.04)
Earnings from discontinued operations	$0.12	$0.02

Basic and diluted loss per common share	$(0.06)	$(0.02)

Basic and diluted weighted average common shares outstanding	42,405,616	37,090,916

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Month Period Ended September 30, 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	37,544,531	$37,545	$55,160,387	$(45,223,574)	9,974,358

Issuance of common stock associated with
the acquisition of Healthspan Research LLC	367,648	367	999,635	-	1,000,002

Exercise of stock options	3,202	3	6,620	-	6,623

Vested restricted stock	2,667	3	(3)	-	-

Share-based compensation	-	-	319,830	-	319,830

Net loss	-	-	-	(1,928,755)	(1,928,755)

Balance, April 1, 2017	37,918,048	$37,918	$56,486,469	$(47,152,329)	$9,372,058

Issuance of common stock,
net of offering costs of $1,184,000	7,649,968	7,650	18,698,634	-	18,706,284

Exercise of stock options	1,875	2	5,342	-	5,344

Vested restricted stock	2,000	2	(2)	-	-

Share-based compensation	-	-	399,861	-	399,861

Net loss	-	-	-	(2,764,124)	(2,764,124)

Balance, July 1, 2017	45,571,891	$45,572	$75,590,304	$(49,916,453)	$25,719,423

Issuance of common stock,
net of offering costs of $103,000	1,965,417	1,965	5,005,512	-	5,007,477

Exercise of stock options	111,611	112	382,935	-	383,047

Vested restricted stock	1,333	1	(1)	-	-

Share-based compensation	-	-	490,817	-	490,817

Net income	-	-	-	2,137,077	2,137,077

Balance, September 30, 2017	47,650,252	$47,650	$81,469,567	$(47,779,376)	$33,737,841

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2017 and October 1, 2016

	Sep. 30, 2017	Oct. 1, 2016

Cash Flows From Operating Activities
Net loss	$(2,555,802)	$(781,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	396,000	234,408
Amortization of intangibles	148,005	63,116
Share-based compensation expense	1,210,508	930,026
Allowance for doubtful trade receivables	(547,811)	235,591
Gain from disposal of assets	(5,467,268)	-
Loss from disposal of equipment	4,649	-
Loss on debt extinguishment	-	313,099
Non-cash financing costs	89,481	94,080
Changes in operating assets and liabilities:
Trade receivables	1,491,529	(4,296,439)
Inventories	1,358,299	1,840,572
Prepaid expenses and other assets	(480,353)	(230,667)
Accounts payable	(1,735,361)	(2,125,180)
Accrued expenses	(43,796)	406,797
Customer deposits and other	(61,071)	5,613
Deferred rent	188,290	182,634
Due to officer	(32,500)	-
Net cash used in operating activities	(6,037,201)	(3,127,782)

Cash Flows From Investing Activities
Proceeds from disposal of assets, net of transaction costs	5,953,390	-
Purchases of leasehold improvements and equipment	(872,215)	(940,978)
Purchases of intangible assets	(183,958)	(205,000)
Net cash provided by (used in) investing activities	4,897,217	(1,145,978)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	23,713,762	5,717,474
Proceeds from exercise of stock options	395,014	716,612
Payment of debt issuance costs	(49,279)	-
Principal payment on loan payable	-	(5,000,000)
Cash paid for debt extinguisment costs	-	(281,092)
Principal payments on capital leases	(562,309)	(164,150)
Net cash provided by financing activities	23,497,188	988,844

Net increase (decrease) in cash	22,357,204	(3,284,916)

Cash Beginning of Period	1,642,429	5,549,672

Cash Ending of Period	$23,999,633	$2,264,756

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$43,912	$251,231

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$1,187,430	$-
Capital lease obligation incurred for the purchase of equipment	$514,899	$-
Receivable from disposal of assets held at escrow	$750,000	$-
Inventory supplied to Healthspan Research LLC for equity interest, at cost	$-	$20,318
Retirement of fully depreciated equipment - cost	$55,947	$28,083
Retirement of fully depreciated equipment - accumulated depreciation	$(55,947)	$(28,083)

See Notes to Consolidated Financial Statements.

Note 1.                       Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaPharma, Inc. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 30, 2017 and results of operations and cash flows for the three and nine months ended September 30, 2017 and October 1, 2016. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be achieved for the full year ending on December 30, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2.                       Nature of Business and Liquidity

Nature of business: The Company is a natural products company that discovers, acquires, develops and commercializes patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. Through the Company's ingredients segment, the Company offers its branded ingredients such as NIAGEN®, nicotinamide riboside, and pTeroPure®, pterostilbene.

With the acquisition of Healthspan Research, LLC in March 2017, the Company established a consumer product segment, which offers finished bottled dietary supplement products that contain NIAGEN®. The Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and regulatory consulting services. As a result of the Company’s relationships with leading universities and research institutions, the Company discovers and licenses early stage, intellectual property-backed ingredient technologies. The Company then utilizes its business to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

On September 5, 2017, the Company completed the sale of its operating assets (the "Lab Business Disposition") that were used with the Company's quality verification program testing and analytical chemistry business for food and food related products (the "Lab Business") to Covance Laboratories Inc. ("Covance"). With the Lab Business Disposition, the Company will focus on accelerating the expansion of nicotinamide riboside and its other proprietary ingredient technologies.

Liquidity: The Company has incurred loss from continuing operations of approximately $7.7 million and net loss of approximately $2.6 million for the nine-month period ended September 30, 2017. As of September 30, 2017, cash and cash equivalents totaled approximately $24.0 million.

In consideration for the sale of the Lab Business, the Company received net proceeds of approximately $6.0 million, net of transaction costs from Covance. Additional cash consideration of $0.8 million is held in escrow to satisfy any indemnification claims by Covance.

Subsequent to the period ended September 30, 2017, the Company entered into a securities purchase agreement under which it agreed to sell approximately $23.0 million of its common stock in a private placement, in return for which the purchaser will receive. The Company agreed to sell approximately 5.6 million shares at a per share price of $4.10. The private placement is expected to close on or about November 17, 2017, subject to the satisfaction of customary closing conditions.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and cash to be received from the private placement described above will be sufficient to meet our projected operating plans into 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Adopted Accounting Pronouncements Fiscal 2017: In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company early adopted the amendments in this ASU effective as of January 1, 2017. On March 12, 2017, the Company acquired all of the outstanding equity interests of Healthspan Research, LLC ("Healthspan") pursuant to a Membership Interest Purchase Agreement by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation. Under ASU 2017-01, this transaction was treated as an acquisition of assets, rather than a business. For details on the acquisition of Healthspan, please refer to Note 5. Related Party Transactions appearing later on this report.

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

Note 4.                       Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2017	Oct. 1, 2016	Sep. 30, 2017	Oct. 1, 2016

Net income (loss)	$2,137,077	$(954,390)	$(2,555,802)	$(781,432)

Basic weighted average common shares outstanding (1):	47,065,009	37,868,672	42,405,616	37,090,916

Basic earnings (loss) per common share	$0.05	$(0.03)	$(0.06)	$(0.02)

Dilutive effect of stock options, net	473,736	-	-	-
Dilutive effect of warrants, net	17,952	-	-	-

Diluted weighted average common shares outstanding :	47,556,697	37,868,672	42,405,616	37,090,916

Diluted earnings (loss) per common share	$0.04	$(0.03)	$(0.06)	$(0.02)

Potentially dilutive securities, total (2):
Stock options	5,448,552	5,217,508	5,922,288	5,217,508
Warrants	452,492	487,111	470,444	487,111

(1)
Includes approximately 0.5 million weighted average nonvested shares of restricted stock for the three and nine month periods ending September 30, 2017, respectively, and approximately 0.4 million weighted average nonvested shares or restricted stock for the three and nine month periods ending October 1, 2016, respectively. These shares are participating securities that feature voting and dividend rights.

(2)
Excluded from the computation of diluted earnings (loss) per share as their impact is antidilutive.

Note 5.                       Related Party Transactions

Asset acquisition

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

(A) Consideration transferred		(B) Net amount of assets and liabilities
	Fair value	Assets acquired	Fair value
Common Stock	$1,000,000	Cash and cash equivalents	$19,000
Transaction costs	178,000	Trade receivables	11,000
Previously held equity interest	20,000	Inventory	61,000

	$1,198,000	Liabilities assumed
		Due to officer	(132,000)
		Accounts payable	(74,000)
		Credit card payable	(30,000)
		Other accrued expenses	(3,000)

Consumer product business model, intangible asset (A) -(B)	$1,346,000	Net assets	$(148,000)

The acquired intangible asset is considered to have a useful life of 10 years as we believe the economic benefits from the acquisition will last at least 10 years. The expense is amortized using the straight-line method over the useful life and the Company recognized an amortization expense of approximately $75,000 for the nine months ended September 30, 2017.

In cancellation of a loan owed by Healthspan to Mr. Fried prior to the acquisition, the Company repaid $32,500 to Mr. Fried on March 13, 2017 and will also repay $100,000 on March 12, 2018. No interest is to be paid for the outstanding $100,000 due to Mr. Fried.

Sale of consumer products

During July 2017, the Company entered into an exclusivity agreement (the "Customer G Agreement") with Customer G, whereby the Company agreed to exclusively sell its TRU NIAGEN® dietary supplement product to Customer G in certain territories in Asia. During the three months ended September 30, 2017, the Company sold approximately $2.3 million of TRU NIAGEN® dietary supplement product pursuant to the Customer G Agreement. As of September 30, 2017, the trade receivable from Customer G was approximately $1.5 million.

Li Ka Shing, who beneficially owns more than 10% of the Company's common stock, beneficially owns approximately 30% of Entity A and Entity A beneficially owns approximately 75% of Customer G. In accordance with the Company's Related-Person Transactions Policy, the Audit Committee of the Company's Board of Directors ratified the partnership with Customer G.

Note 6.                       Discontinued Operations

On September 5, 2017, the Company completed the sale of the Lab Business to Covance. In consideration of the Lab Business sale, the Company received $6.75 million from Covance and additional cash consideration of $0.8 million is currently held in escrow to satisfy any potential indemnification claims by Covance. Further, the Company is eligible to receive an additional earnout payment from Covance in an amount equal to up to $1.0 million, subject to certain escrow provisions.

The Company recorded a gain of approximately $5.5 million from the disposal. The contingent earnout consideration up to $1.0 million is tied to 2017 revenue of the Lab Business and the Company made an election to record the contingent consideration portion when the consideration is determined to be realizable and has not recorded any contingent consideration to date.

(A) Consideration received		(C) Carrying value of the Lab Business

	Amount	Assets disposed	Carrying value
Cash payment	$6,750,000	Leasehold improvements and equipment, net	$1,427,000
Cash payment held in escrow (1)	750,000	Prepaid expenses	11,000
Additional earnout payment	-	Deposits	20,000
	$7,500,000
		Liabilities disposed
(B) Selling costs		Deferred revenue	(7,000)
		Deferred rent	(215,000)
	Amount
Legal	$428,000
Financial consulting	250,000
Other	118,000
	$796,000	Net assets	$1,236,000

Gain from disposal (A) - (B) - (C)	$5,468,000

(1) $750,000 is expected to be held in escrow until March 2019 to satisfy any indemnification claims.

The sale of the Lab Business qualifies as a discontinued operation as the sale represents a strategic shift that has (or will have) a major effect on operations and financial results.

The results of operations from the discontinued operations for the three and nine months ended September 30, 2017 and October 1, 2016 are as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2017	Oct. 1, 2016	Sep. 30, 2017	Oct. 1, 2016

Sales	$650,610	$1,070,164	$2,820,631	$3,957,109
Cost of sales	597,291	890,655	2,478,827	2,716,238

Gross profit	53,319	179,509	341,804	1,240,871

Operating expenses:
Sales and marketing	112,694	161,044	482,134	500,725
General and administrative	43,838	41,019	150,171	128,381
Operating expenses	156,532	202,063	632,305	629,106

Operating income (loss)	(103,213)	(22,554)	(290,501)	611,765

Nonoperating income (expense):
Interest expense, net	(5,686)	(8,567)	(24,639)	(28,388)
Nonoperating expenses	(5,686)	(8,567)	(24,639)	(28,388)

Loss before taxes from discontinued operations	(108,899)	(31,121)	(315,140)	583,377
Provision for taxes	-	3,153	-	-

Income (loss) from discontinued operations	$(108,899)	$(27,968)	$(315,140)	$583,377

The assets and liabilities that are classified as held for sale as of December 31, 2016 are as follows:

Dec. 31, 2016
Current assets held for sale
Prepaid expenses	$18,135

Leasehold Improvements and Equipment, net	1,333,203
Deposits	19,675

Total assets held for sale	1,371,013

Deferred rent	184,766

Total liabilities held for sale	$184,766

Depreciation, capital expenditures and significant noncash investing activities of the discontinued operations for the nine months ended September 30, 2017 and October 1, 2016 are as follows:

Nine Months Ended September 30, 2017 and October 1, 2016
	Sep. 30, 2017	Oct. 1, 2016

Depreciation	$169,250	$192,381
Purchase of leasehod improvements and equipment	$111,232	$250,420

Noncash investing activity
Retirement of fully depreciated equipment - cost	$55,947	$13,330
Retirement of fully depreciated equipment - accumulated depreciation	$(55,947)	$(13,330)

Note 7.                       Trade Receivables Allowances

 The allowance amounts for the periods ended September 30, 2017 and December 31, 2016 are as follows:

	Sep. 30, 2017	Dec. 31, 2016
Allowances related to
Customer C	$500,000	$800,000
Customer E	-	198,000
Other allowances	33,000	83,000
	$533,000	$1,081,000

Note 8.                       Inventories

The amounts of major classes of inventory as of September 30, 2017 and December 31, 2016 are as follows:

	Sep. 30, 2017	Dec. 31, 2016
Bulk ingredients	$4,830,000	$7,044,000
Reference standards	1,067,000	1,033,000
Dietary supplement - finished bottles	9,000	-
Dietary supplement - work-in-process	875,000	-
	6,781,000	8,077,000
Less valuation allowance	(166,000)	(164,000)
	$6,615,000	$7,913,000

Note 9.                       Employee Share-Based Compensation

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

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at September 30, 2017 and changes during the nine months then ended:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at Dec. 31, 2016	4,281,151	$3.52	6.36

Options Granted	773,334	2.93	10.00	$1.88
Options Exercised	(114,813)	3.40			$104,000
Options Expired	(3,334)	4.50
Options Forfeited	(41,358)	3.54
Outstanding at Sep. 30, 2017	4,894,980	$3.43	6.19		$4,786,803

Exercisable at Sep. 30, 2017	3,496,750	$3.45	5.06		$3,433,000

The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.30, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2017.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the nine months ended September 30, 2017.

Nine Months Ended Sep. 30, 2017
Expected term	5.8 years
Expected volatility	73%
Expected dividends	0.00%
Risk-free rate	2.11%

As of September 30, 2017, there was approximately $2.7 million of total unrecognized compensation expected to be recognized over a weighted average period of 2.3 years.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $0.4 million and $1.1 million in general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2017, respectively, and approximately $0.3 million and $0.9 million for the three and nine months ended October 1, 2016, respectively.

Note 10.                       Stock Issuance

On April 26, 2017, the Company entered into a Securities Purchase Agreement (the "SPA") with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. All three tranches closed during the nine months ended September 30, 2017, whereby approximately 9.6 million shares were issued for proceeds of $23.7 million, net of offering costs.

Subsequent to the period ended September 30, 2017, the Company entered into a securities purchase agreement for the sale of approximately $23.0 million of its common stock in a private placement, in return for which the purchaser will receive approximately 5.6 million shares at a per share price of $4.10. The private placement is expected to close on or about November 17, 2017, subject to the satisfaction of customary closing conditions.

Note 11.                       Business Segments

Since the year ended December 31, 2016, the Company has made operational changes to merge its scientific and regulatory consulting segment into core standards and contract services segment. Additionally, with the acquisition of Healthspan in March 2017, the Company began selling consumer products that contain the Company's branded NIAGEN® ingredient. The Company made operational changes and began segregating its financial results for consumer products operations.

As a result, the Company has the following three reportable segments:

●
Ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients to consumers in finished products or as raw materials to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

●
Consumer products segment provides directly to consumers as well as to distributors finished dietary supplement products that contain the Company's proprietary ingredients.

●
Core standards and contract services segment includes (i) supply of phytochemical reference standards, (ii) scientific and regulatory consulting and (iii) other R&D services.

On September 5, 2017, the Company completed the sale of the Lab Business which was a part of the core standards and contract services segment. The discontinued operations related to the Lab Business are not included in following statement of operations for business segments.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended September 30, 2017	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$2,459,905	$2,647,300	$977,485		$6,084,690
Cost of sales	1,384,221	1,095,128	689,972	-	3,169,321

Gross profit	1,075,684	1,552,172	287,513	-	2,915,369

Operating expenses:
Sales and marketing	390,568	548,827	163,762	-	1,103,157
Research and development	558,677	481,884	-	-	1,040,561
General and administrative	-	-	-	3,948,435	3,948,435
Operating expenses	949,245	1,030,711	163,762	3,948,435	6,092,153
	-	-
Operating income (loss)	$126,439	$521,461	$123,751	$(3,948,435)	$(3,176,784)

Three months ended October 1, 2016	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$2,663,095	$-	$1,274,191	$-	$3,937,286
Cost of sales	1,287,421	-	786,904	-	2,074,325

Gross profit	1,375,674	-	487,287	-	1,862,961

Operating expenses:
Sales and marketing	199,130	-	87,811	-	286,941
Research and development	760,299	-	12,500	-	772,799
General and administrative	-	-	-	1,727,383	1,727,383
Operating expenses	959,429	-	100,311	1,727,383	2,787,123

Operating income (loss)	$416,245	$-	$386,976	$(1,727,383)	$(924,162)

Nine months ended September 30, 2017	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$7,393,389	$2,802,875	$3,474,382	$-	$13,670,646
Cost of sales	3,615,097	1,135,864	2,277,379	-	7,028,340

Gross profit	3,778,292	1,667,011	1,197,003	-	6,642,306

Operating expenses:
Sales and marketing	959,761	738,647	359,770	-	2,058,178
Research and development	2,022,151	532,562	-	-	2,554,713
General and administrative	-	-	-	8,882,821	8,882,821
Other	745,773	-	-	-	745,773
Operating expenses	3,727,685	1,271,209	359,770	8,882,821	14,241,485

Operating income (loss)	$50,607	$395,802	$837,233	$(8,882,821)	$(7,599,179)

Nine months ended October 1, 2016	Ingredients	Consumer Products	Core standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$13,505,470	$-	$3,706,395	$-	$17,211,865
Cost of sales	6,420,972	-	2,410,428	-	8,831,400

Gross profit	7,084,498	-	1,295,967	-	8,380,465

Operating expenses:
Sales and marketing	930,573	-	259,440	-	1,190,013
Research and development	1,961,097	-	27,500	-	1,988,597
General and administrative	-	-	-	5,935,139	5,935,139
Operating expenses	2,891,670	-	286,940	5,935,139	9,113,749

Operating income (loss)	$4,192,828	$-	$1,009,027	$(5,935,139)	$(733,284)

			Core Standards
At September 30, 2017	Ingredients	Consumer Products	and Contract Services	Corporate
	segment	segment	segment	and other	Total

Total assets	$9,761,568	$4,012,200	$2,589,857	$25,437,887	$41,801,512

At December 31, 2016	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Total assets	$13,257,289	$-	$2,547,427	$3,947,352	$19,752,068

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Nine months ended
Major Customers	Sep. 30, 2017	Oct. 1, 2016	Sep. 30, 2017	Oct. 1, 2016

Customer G - Related Party	37.8%	*	16.8%	*
Customer D	12.1%	12.3%	*	*
Customer C	*	*	*	24.5%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At September 30, 2017	At December 31, 2016

Customer C	45.4%	45.8%
Customer G - Related Party	30.3%	*
Customer D	*	10.2%

* Represents less than 10%.

Note 12.                       Commitments and Contingencies

Legal proceedings

On December 29, 2016, ChromaDex, Inc. filed a complaint (the “Complaint”) in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant. Among other allegations, ChromaDex, Inc. alleged in the Complaint that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (iii) Elysium breached the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), by failing to make payments to ChromaDex, Inc. for royalties due pursuant to the License Agreement and (iv) certain officers of Elysium made false promises and representations to induce ChromaDex, Inc. into providing large supplies of pTeroPure® and NIAGEN® to Elysium pursuant to the pTeroPure® Supply Agreement and NIAGEN® Supply Agreement. ChromaDex, Inc. is seeking punitive damages, money damages and interest.

On January 25, 2017, Elysium filed an answer and counterclaims (the “Counterclaim”) in response to the Complaint. Among other allegations, Elysium alleges in the Counterclaim that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium and for violating certain confidential information provisions, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. breached certain confidential provisions of the pTeroPure® Supply Agreement, (iv) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement (the “Fraud Claim”), (v) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights (the “Patent Claim”) and (vi) ChromaDex, Inc. has engaged in unlawful or unfair competition under California state law (the “Unfair Competition Claim”). Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgement that ChromaDex, Inc. has engaged in patent misuse.

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and patent misuse claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On August 14, 2017, ChromaDex, Inc. moved for judgment on the pleadings as to Elysium’s declaratory judgment of patent misuse counterclaim. On September 26, 2017, the court denied ChromaDex’s motion without prejudice and directed Elysium to file an amended counterclaim if it intended to maintain its declaratory judgment counterclaim. On October 11, 2017, Elysium filed a second amended counterclaim, re-alleging the claims in the first amended counterclaim and adding a claim for unjust enrichment and restitution of the royalties Elysium paid to ChromaDex, Inc. pursuant to the License Agreement. On October 25, 2017, ChromaDex, Inc. filed a motion to dismiss the declaratory judgment of patent misuse and unjust enrichment claims and/or strike allegations in the unjust enrichment claim contained in the second amended counterclaim. The court has not yet ruled on the motion.

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 and 8,383,086, patents to which ChromaDex, Inc. is the exclusive licensee.

On September 27, 2017, Elysium filed a complaint in the United States District Court for the Southern District of New York, naming ChromaDex, Inc. as defendant (the “SDNY Complaint”). Elysium alleges in the SDNY Complaint that ChromaDex, Inc. made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium avers that the citizen petition was filed with intent to injure Elysium’s position in the marketplace, that it falsely described Elysium’s product as dangerous, and that it misleadingly omitted material facts which made Elysium’s product appear dangerous, while casting ChromaDex, Inc.’s own products as safe. The SDNY Complaint asserts four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a)(1); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with business relations. ChromaDex, Inc. disputes the claims in the SDNY Complaint and intends to defend against them vigorously. On October 19, 2017, ChromaDex, Inc. filed a motion to dismiss the SDNY Complaint. In its motion, ChromaDex, Inc. argued that the SDNY Complaint should be dismissed because its statements in the citizen petition are immunized from all of Elysium’s claims under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and because the SDNY Complaint failed to state a claim under Federal Rule of Civil Procedure 12(b)(6). Elysium filed its opposition papers on November 2, 2017. ChromaDex, Inc.’s reply, if any, is due on November 9, 2017.

On October 26, 2017, ChromaDex, Inc. filed a complaint in the United States District Court for the Southern District of New York, naming Elysium as defendant (the “ChromaDex SDNY Complaint”). ChromaDex alleges in the ChromaDex SDNY Complaint that Elysium made material false and misleading statements to consumers in the promotion, marketing, and sale of its health supplement product, Basis, by deceiving consumers into erroneously believing: (1) the product is “safe” and “pure” when its current Basis product has not been sufficiently tested to support those claims; (2) the product has been approved or otherwise endorsed by the Food and Drug Administration; and (3) the product has been approved or endorsed by prominent scientists and prestigious academic institutions, among other allegations. The ChromaDex SDNY Complaint asserts five claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1225(a); (iii) deceptive business practices under New York General Business Law § 349; (iv) deceptive business practices under New York General Business Law § 350; and (v) tortious interference with prospective economic advantage. Elysium has indicated that it intends on moving to dismiss the ChromaDex SDNY Complaint. On November 3, 2017, the Court consolidated the SDNY Complaint and the ChromaDex SDNY Complaint actions, and stayed discovery in both actions pending a Court ordered mediation. Briefing on the motion to dismiss the SDNY Complaint and the expected motion to dismiss the ChromaDex SDNY Complaint will continue in the interim.

As of September 30, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Lease

On July 6, 2017, the Company entered into a lease for an office space located in Los Angeles, California through September 2021. Pursuant to the lease, the Company will make monthly lease payments ranging from approximately $11,000 to $21,000, as the payments escalate during the term of the lease.

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

The severance terms of the Fried Agreement provide that if (i) Mr. Fried’s employment is terminated by the Company without cause, for death or disability, or Mr. Fried resigns for good reason, or (ii) (a) a change in control of the Company occurs and (b) within one month prior to the date of such change in control or twelve months after the date of such change in control R. Fried’s employment is terminated by the Company other than for cause, then, subject to executing a release, Mr. Fried will receive (w) continuation of his base salary for 12 months, (x) health care continuation coverage payments premiums for 12 months, (y) a prorated annual cash bonus earned for the fiscal year in which such termination or resignation occurs, and (z) an extended exercise period for his options.

Employment agreement with Kevin Farr

Subsequent to the period ended September 30, 2017, the Company entered into an agreement with Thomas C. Varvaro whereby Mr. Varvaro will no longer serve as the Company's Chief Financial Officer, Secretary, principal financial officer and principal accounting officer. The Company expects that Mr. Varvaro will transition from the Company over the coming months to pursue other opportunities. During this transition Mr. Varvaro will serve as the Company’s Senior Vice President, Finance. Subsequent to the period ended September 30, 2017, the Company entered into an Employee Agreement (the Farr Agreement) with Kevin M. Farr who was appointed by the Board to serve as Chief Financial Officer, Secretary, principal accounting officer and principal financial officer, to replace the vacancies created by Mr. Varvaro's transition. Mr. Farr is entitled to receive certain severance payments per the terms of the Farr Agreement. The key terms of the Farr Agreement, including the severance terms are as follows:

Mr. Farr is entitled to: (i) an annual base salary of $300,000 and (ii) a discretionary annual bonus based on the achievement of certain performance goals to be determined by the Board. Pursuant to the Farr Agreement, Mr. Farr also received an option to purchase up to 1,000,000 shares of ChromaDex common stock under the ChromaDex 2017 Equity Incentive Plan, subject to monthly vesting over a three-year period, with an exercise price equal to $4.24 per share. The options will fully vest if the Company's stock price equals or exceeds $10 per share for over the previous 20 trading days.

If Mr. Farr’s employment is terminated by the Company without cause or Mr. Farr resigns for good reason, then, subject to executing a release, Mr. Farr will receive (i) continuation of his base salary for 12 months, (ii) COBRA premiums for 12 months, (iii) a prorated annual cash bonus, based on the good faith determination of the Board of the actual results and period of employment during the year of such termination, (iv) accelerated vesting of time-based equity that would have otherwise become vested by the one year anniversary of such termination date and (v) an extended exercise period for his options.

Note 13.                       Other Expense

Loss from an ongoing litigation, Elysium

During the nine months ended September 30, 2017, the Company, in relation to the ongoing litigation, incurred a write-off of approximately $746,000 in gross trade receivable from Elysium related to royalties. As a result of this write-off and after further analysis, the Company made an adjustment to the total allowance amount from ($800,000) to ($500,000).

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2017 compared with the three and nine months ended October 1, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Company Overview

The business of ChromaDex Corporation is conducted by our principal subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaPharma, Inc. The Company is a natural products company that leverages its complementary business units to discover, acquire, develop and commercialize patented and proprietary ingredient technologies that address the dietary supplement, food, beverage, skin care and pharmaceutical markets. Through the Company's ingredients segment, the Company offers its branded ingredients such as NIAGEN®, nicotinamide riboside, and pTeroPure®, pterostilbene. With the acquisition of Healthspan Research, LLC in March 2017, the Company established a consumer product segment, which offers finished bottled dietary supplement products that contain NIAGEN®. The Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and regulatory consulting services. As a result of the Company’s relationships with leading universities and research institutions, the Company is able to discover and license early stage, intellectual property-backed ingredient technologies. The Company then utilizes its business to develop commercially viable proprietary ingredients. The Company’s proprietary ingredient portfolio is backed with clinical and scientific research, as well as extensive intellectual property protection.

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

As of September 30, 2017, the Company had approximately $24.0 million cash and cash equivalents on hand. On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its Common Stock in three tranches. All three tranches closed and the Company received approximately $23.7 million net of offering costs. On September 5, 2017, the Company completed the sale of is operating assets that were used with the Company's quality verification program testing and analytical chemistry business for food and food related products (the "Lab Business") to Covance Laboratories Inc. ("Covance"), and received net proceeds of approximately $6.0 million, net of transaction costs. Additional cash consideration of $0.8 million is currently held in escrow to satisfy any potential indemnification claims by Covance.

Subsequent to the period ended September 30, 2017, the Company entered into a securities purchase agreement for the sale of approximately $23.0 million of its common stock in a private placement, in return for which the purchaser will receive approximately 5.6 million shares at a per share price of $4.10. The private placement is expected to close on or about November 17, 2017, subject to the satisfaction of customary closing conditions.

We anticipate that our current cash, cash equivalents, cash to be generated from operations and cash to be received from the private placement described above will be sufficient to meet our projected operating plans into 2019. We may, however, seek additional capital prior to 2019, both to meet our projected operating plans after 2018 and/or to fund our longer term strategic objectives.

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

Some of our operations are subject to regulation by various state and federal agencies. In addition, we expect a significant increase in the regulation of our target markets. Dietary supplements are subject to Food and Drug Administration (the "FDA"), Federal Trade Commission and U.S. Department of Agriculture regulations relating to composition, labeling and advertising claims. These regulations may in some cases, particularly with respect to those applicable to new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. There are similar regulations related to food additives.

Our net sales from continuing operations and net income (loss) for the three- and nine-month periods ending on September 30, 2017 and October 1, 2016 were as follows:

	Three months ending		Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Sep. 30, 2017	Oct. 1, 2016

Net sales	$6,085,000	$3,937,000	$13,671,000	17,212,000
Net income (loss)	2,137,000	(954,000)	(2,556,000)	(781,000)

Basic earnings (loss) per common share	$0.05	$(0.03)	$(0.06)	$(0.02)
Diluted earnings (loss) per common share	$0.04	$(0.03)	$(0.06)	$(0.02)

Over the next twelve months, we plan to continue to increase (i) research and development efforts for our line of proprietary ingredients and (ii) marketing efforts for our consumer products that contain our proprietary ingredients, subject to available financial resources.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change
Net sales:
Ingredients	$2,460,000	$2,663,000	-8%	$7,393,000	$13,506,000	-45%
Consumer products	2,647,000	-	-	2,803,000	-	-
Core standards and contract services	978,000	1,274,000	-23%	3,475,000	3,706,000	-6%

Total net sales	$6,085,000	$3,937,000	55%	$13,671,000	$17,212,000	-21%

●
The decrease in sales for the ingredients segment for the three and nine months ended September 30, 2017 is mainly due to decreased sales of “NIAGEN®.” In an effort to promote and better market the Company's TRU NIAGENTM branded consumer product, the Company made a strategic decision to not ship NIAGEN® to certain customers in 2017.

●
With the acquisition of Healthspan Research LLC in March 2017, the Company began selling consumer products that contain the Company's branded NIAGEN® ingredient. Segregation of the financial results for the consumer products segment coincides with the Company's strategic shift towards the consumer products segment which has driven increased sales. The Company expects the sales for consumer products segment to grow over the next twelve months.

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of regulatory consulting services as fewer consulting projects were completed.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
	Sep. 30, 2017		Oct. 1, 2016		Sep. 30, 2017		Oct. 1, 2016
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$1,384,000	56%	$1,287,000	48%	$3,615,000	49%	$6,421,000	48%
Consumer products	1,095,000	41%	-	-	1,136,000	41%	-	-
Core standards and contract services	690,000	71%	787,000	62%	2,277,000	66%	2,410,000	65%

Total cost of sales	$3,169,000	52%	$2,074,000	53%	$7,028,000	51%	$8,831,000	51%

The cost of sales, as a percentage of net sales, decreased 1% and stayed flat for the three- and nine-month periods ended September 30, 2017, respectively, compared to the comparable periods in 2016.

●
The cost of sales, as a percentage of net sales, for the ingredients segment increased 8% and 1% for the three- and nine-month periods, respectively. During the three-month period ended September 30, 2017, we had one-time write-off of our NIAGEN® related inventory of approximately $183,000 which resulted in higher cost of sales.   ..

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, increased 9% and 1% for the three- and nine-month periods ended September 30, 2017, compared to the comparable periods in 2016. The decrease in regulatory consulting sales for the three-month period ended September 30, 2017 led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change
Gross profit:
Ingredients	$1,076,000	$1,376,000	-22%	$3,778,000	$7,084,000	-47%
Consumer products	1,552,000	-	-	1,667,000	-	-
Core standards and contract services	287,000	487,000	-41%	1,197,000	1,296,000	-8%

Total gross profit	$2,915,000	$1,863,000	56%	$6,642,000	$8,380,000	-21%

●
The decreased gross profit for the ingredients segment for the three and nine months ended September 30, 2017 is due to the decreased sales of “NIAGEN®” in connection with the strategic decision to not ship NIAGEN® to certain customers in 2017 to better promote the Company's consumer products.

●
The consumer products segment posted gross profit of $1.6 million and $1.7 million, respectively for the three- and nine-month periods ending in September 30, 2017. The Company expects the sales and gross profit for consumer products segment to grow over the next twelve months.

●
The decreased gross profit for the core standards and contract services segment is largely due to the decreased sale of regulatory consulting services. Fixed labor costs make up the majority of costs of regulatory consulting services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change
Sales and marketing expenses:
Ingredients	$390,000	$199,000	96%	$960,000	$931,000	3%
Consumer products	549,000	-	-	738,000	-	-
Core standards and contract services	164,000	88,000	86%	360,000	259,000	39%

Total sales and marketing expenses	$1,103,000	$287,000	284%	$2,058,000	$1,190,000	73%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We will continue to expand both staffing as well as increase other marketing expense as we invest in building out our own global branded consumer product business.

●
For the ingredients segment, the increase for the three months ended September 30, 2017 is largely due to the hiring of additional staff.

●
For the core standards and contract services segment, the increase for the three and nine months ended September 30, 2017 is mainly due to our increased marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change
Research and development expenses:
Ingredients	$559,000	$760,000	-26%	$2,022,000	$1,961,000	3%
Consumer products	482,000	-	-	$533,000	-	-
Core standards and contract services	-	13,000	-100%	-	28,000	-100%

Total sales and marketing expenses	$1,041,000	$773,000	35%	$2,555,000	$1,989,000	28%

●
In 2017, we began allocating the research and development expenses related to our "NIAGEN®" branded ingredient to the ingredients and consumer products segment, based on revenues recorded. Previously, these expenses were recorded all in the ingredients segment. Overall, we increased our research and development efforts compared to 2016. Subject to available financial resources, we plan to continue to increase research and development efforts for our line of proprietary ingredients.

●
For the core standards and contract services segment, we explored processes to develop certain compounds at a larger scale during the three and nine months ended October 1, 2016.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, IT, accounting and executive management expenses.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change

General and administrative	$3,948,000	$1,727,000	129%	$8,883,000	$5,935,000	50%

●
The increase was primarily related to legal expenses. For the three- and nine-month periods ended September 30, 2017, our legal expenses increased to approximately $1,415,000 and $2,686,000, respectively, compared to approximately $312,000 and $735,000, respectively, for the comparable periods in 2016. The ongoing litigation with Elysium Health, Inc. and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses. We also incurred significant legal expenses related to the sale of the Lab Business as well as the private placement of equity, however, these expenses were recorded as transaction costs.

●
In addition our share-based compensation expense increased. For the three- and nine-month periods ended September 30, 2017, our share-based compensation expense increased to approximately $491,000 and $1,211,000 compared to approximately $272,000 and $930,000 for the comparable periods in 2016.

Operating Expense-Other

Other expense consists of loss from an ongoing litigation.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change

Other	$-	$-		$746,000	$-

●
During the nine months ended September 30, 2017, the Company, in relation to the ongoing litigation, incurred a write-off of approximately $746,000 in gross trade receivable from Elysium Health, Inc. related to royalties.

Non-operating Expenses- Interest Expense, net

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Nine months ending
	Sep. 30, 2017	Oct. 1, 2016	Change	Sep. 30, 2017	Oct. 1, 2016	Change

Interest expense, net	$45,000	$2,000	2150%	$109,000	$315,000	-65%

The decrease in interest expense for the nine months ended September 30, 2017 was mainly due to the term loan from Hercules Technology II, L.P. which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Income Taxes

At September 30, 2017 and October 1, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the nine-month periods ended September 30, 2017 and October 1, 2016, respectively.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 30, 2017 was approximately $396,000 as compared to $234,000 for the nine-month period ended October 1, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the nine-month period ended September 30, 2017 was approximately $148,000 as compared to $63,000 for the nine-month period ended October 1, 2016. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through September 30, 2017, we have incurred aggregate losses of approximately $48 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Subsequent to the period ended September 30, 2017, the Company entered into a securities purchase agreement for the sale of approximately $23.0 million of its common stock in a private placement, in return for which the purchaser will receive approximately 5.6 million shares at a per share price of $4.10. The private placement is expected to close on or about November 17, 2017, subject to the satisfaction of customary closing conditions.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and cash to be received from the private placement described above will be sufficient to meet our projected operating plans into 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $6,037,000 as compared to approximately $3,128,000 for the nine months ended October 1, 2016. Along with the net loss, a decrease in accounts payable and an increase in prepaid expenses were the largest uses of cash during the nine-month period ended September 30, 2017, partially offset by the decrease in trade receivables and inventories. Net cash used in operating activities for the nine months ended October 1, 2016 largely reflects a decrease in accounts payable and an increase in trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $4,897,000 for the nine months ended September 30, 2017, compared to approximately $1,146,000 used in for the nine months ended October 1, 2016. Net cash provided by investing activities for the nine months ended September 30, 2017 primarily consisted of net proceeds from the sale of the Lab Business. Net cash used in investing activities for the nine months ended October 1, 2016 consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $23,497,000 for the nine months ended September 30, 2017, compared to approximately $989,000 for the nine months ended October 1, 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 mainly consisted of proceeds from issuance of our common stock. Net cash provided by financing activities for the nine months ended October 1, 2016 mainly consisted of proceeds from the issuance of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases.

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended September 30, 2017 and October 1, 2016 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on December 29, 2016, ChromaDex, Inc. filed a complaint (the “Complaint”) in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant. Among other allegations, ChromaDex, Inc. alleges in the Complaint that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (iii) Elysium breached the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), by failing to make payments to ChromaDex, Inc. for royalties due pursuant to the License Agreement and (iv) certain officers of Elysium made false promises and representations to induce ChromaDex, Inc. into providing large supplies of pTeroPure® and NIAGEN® to Elysium pursuant to the pTeroPure® Supply Agreement and NIAGEN® Supply Agreement. ChromaDex, Inc. is seeking punitive damages, money damages and interest.

On January 25, 2017, Elysium filed an answer and counterclaims (the “Counterclaim”) in response to the Complaint. Among other allegations, Elysium alleges in the Counterclaim that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium and for violating certain confidential information provisions, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. breached certain confidential provisions of the pTeroPure® Supply Agreement, (iv) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement (the “Fraud Claim”), (v) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights (the “Patent Claim”) and (vi) ChromaDex, Inc. has engaged in unlawful or unfair competition under California state law (the “Unfair Competition Claim”). Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse.

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, declaratory judgment of patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and declaratory judgment claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s declaratory judgment of patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On August 14, 2017, ChromaDex, Inc. moved for judgment on the pleadings as to Elysium’s declaratory judgment of patent misuse counterclaim. On September 26, 2017, the court denied ChromaDex’s motion without prejudice and directed Elysium to file an amended counterclaim if it intended to maintain its declaratory judgment counterclaim. On October 11, 2017, Elysium filed a second amended counterclaim, re-alleging the claims in the first amended counterclaim and adding a claim for unjust enrichment and restitution of the royalties Elysium paid to ChromaDex, Inc. pursuant to the License Agreement. On October 25, 2017, ChromaDex, Inc. filed a motion to dismiss the declaratory judgment of patent misuse and unjust enrichment claims and/or strike allegations in the unjust enrichment claim contained in the second amended counterclaim. The court has not yet ruled on the motion.

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 and 8,383,086, patents to which ChromaDex, Inc. is the exclusive licensee.

On September 27, 2017, Elysium filed a complaint in the United States District Court for the Southern District of New York, naming ChromaDex, Inc. as defendant (the “SDNY Complaint”). Elysium alleges in the SDNY Complaint that ChromaDex, Inc. made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium avers that the citizen petition was filed with intent to injure Elysium’s position in the marketplace, that it falsely described Elysium’s product as dangerous, and that it misleadingly omitted material facts which made Elysium’s product appear dangerous, while casting ChromaDex, Inc.’s own products as safe. The SDNY Complaint asserts four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a)(1); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with business relations. ChromaDex, Inc. disputes the claims in the SDNY Complaint and intends to defend against them vigorously. On October 19, 2017, ChromaDex, Inc. filed a motion to dismiss the SDNY Complaint. In its motion, ChromaDex, Inc. argued that the SDNY Complaint should be dismissed because its statements in the citizen petition are immunized from all of Elysium’s claims under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and because the SDNY Complaint failed to state a claim under Federal Rule of Civil Procedure 12(b)(6). Elysium filed its opposition papers on November 2, 2017. ChromaDex, Inc.’s reply, if any, is due on November 9, 2017.

On October 26, 2017, ChromaDex, Inc. filed a complaint in the United States District Court for the Southern District of New York, naming Elysium as defendant (the “ChromaDex SDNY Complaint”). ChromaDex alleges in the ChromaDex SDNY Complaint that Elysium made material false and misleading statements to consumers in the promotion, marketing, and sale of its health supplement product, Basis, by deceiving consumers into erroneously believing: (1) the product is “safe” and “pure” when its current Basis product has not been sufficiently tested to support those claims; (2) the product has been approved or otherwise endorsed by the Food and Drug Administration; and (3) the product has been approved or endorsed by prominent scientists and prestigious academic institutions, among other allegations. The ChromaDex SDNY Complaint asserts five claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1225(a); (iii) deceptive business practices under New York General Business Law § 349; (iv) deceptive business practices under New York General Business Law § 350; and (v) tortious interference with prospective economic advantage. Elysium has indicated that it intends on moving to dismiss the ChromaDex SDNY Complaint. On November 3, 2017, the Court consolidated the SDNY Complaint and the ChromaDex SDNY Complaint actions, and stayed discovery in both actions pending a Court ordered mediation. Briefing on the motion to dismiss the SDNY Complaint and the expected motion to dismiss the ChromaDex SDNY Complaint will continue in the interim.

While ChromaDex, Inc. expresses no opinion as to the ultimate outcome of these matters, ChromaDex, Inc. believes Elysium’s allegations are without merit and will vigorously defend against them. As of September 30, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability had been incurred, and the amount of loss cannot be reasonably estimated.

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

We have recorded a net loss of approximately $2,556,000 for the nine months ended September 30, 2017, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $2,928,000, $2,771,000 and $5,388,000 for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. As of September 30, 2017, our accumulated deficit was approximately $47.8 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

Subsequent to the period ended September 30, 2017, the Company entered into a securities purchase agreement for the sale of approximately $23.0 million of its common stock in a private placement, in return for which the purchaser will receive approximately 5.6 million shares at a per share price of $4.10. The private placement is expected to close on or about November 17, 2017, subject to the satisfaction of customary closing conditions.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and cash to be received from the private placement described above will be sufficient to meet our projected operating plans into 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

*Our capital requirements will depend on many factors.

Our capital requirements will depend on many factors, including:

●
the revenues generated by sales of our products;

●
the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

●
the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

●
unanticipated general and administrative expenses, including expenses involved with our ongoing litigation with Elysium.

As a result of these factors, we may seek to raise additional capital prior to November 2018 both to meet our projected operating plans after November 2018 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

*We are currently engaged in substantial and complex litigation with Elysium, the oucome of which could materially harm our business and financial results.

We are currently engaged in litigation with Elysium, a customer that represented 19% of our net sales for the year ended December 31, 2016. Elysium has made no purchases from us since August 9, 2016. The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a petition by Elysium with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. For further details on this litigation, please refer to Part II, Item 1 of this Quarterly Report on Form 10-Q.

The litigation is substantial and complex, and it has and could continue to cause us to incur significant costs, as well as distract our management over an extended period of time. The litigation may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us. If we are unsuccessful in resolving the litigation on favorable terms to us, we may be forced to pay compensatory and punitive damages and restitution for any royalty payments that we received from Elysium, which payments could materially harm our business, or be subject to other remedies, including injunctive relief. Further, if we are unsuccessful in resolving the Patent Claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the two patents subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which would have a material adverse effect on our business. In addition, Elysium has not paid us approximately $2.7 million for previous purchase orders. We may not collect the full amount owed to us by Elysium, and as a result, we may have to write off a large portion of that amount as uncollectible expense. We cannot predict the outcome of our litigation with Elysium, which could have any of the results described above or other results that could materially harm our business.

*Interruptions in our relationships or declines in our business with major customers could materially ham our business and financial results.

Two of our customers accounted for approximately 50% of our sales during the three months ended September 30, 2017. Any interruption in our relationship or decline in our business with these customers or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

* In an effort to promote and better market our consumer products, we have made a strategic decision to not ship NIAGEN® to certain ingredient segment customers, which could potentially harm our overall sales.

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision to not ship NIAGEN® to certain ingredient segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the nine-month period ended September 30, 2017 decreased 45% compared to the same period in 2016. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 63% of the Company’s revenue for 2016, and sales of NIAGEN® accounted for approximately 71% of our ingredient segment’s total sales in 2016, or 45% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially and negatively affect our business.

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

Our consumer products business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

*We depend on key personnel, the loss of any of which could negatively affect our business.

We depend greatly on Frank L. Jaksch Jr., Kevin M. Farr, Troy A. Rhonemus and Robert N. Fried who are our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and President and Chief Strategy Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

●
disputes and litigation with competitors;

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

*Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.

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

In the event a competitor infringes upon our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. As further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in patent litigation, as Elysium is claiming that we misused certain patent rights, and has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. If we are unsuccessful in resolving the patent misuse claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the two patents subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which could have a material adverse effect on our business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

*Our patents and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.

We rely on our patents, patent applications, licenses and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications, licenses and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had. For example, as further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in patent litigation, as Elysium is claiming that we misused certain patent rights, and has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. If we are unsuccessful in resolving the patent misuse claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the two patents subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which could have a material adverse effect on our business.

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

*The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our products may not be successful and our business would be harmed if the patents were infringed on or misappropriated without action by such third parties.

We have obtained licenses from third parties for patents and patent application rights related to the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly. As further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, Elysium has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. Pursuant to the exclusive license agreement with the Trustees of Dartmouth College (“Dartmouth”), Dartmouth controls all future preparation, filing, prosecution and maintenance of the two patents subject to such inter partes review.

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

*Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. As further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in substantial and complex litigation with Elysium. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

*We may not be successful in acquiring complementary businesses on favorable terms.

As part of our business strategy, we intend to consider acquisitions of similar or complementary businesses. No assurance can be given that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms. In addition, any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of our management's time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, the incurrence of amortization expenses and write-downs and dilution to the shareholders of the combined company if the acquisition is made for stock of the combined company. In addition, successful completion of an acquisition may depend on consents from third parties, including regulatory authorities and private parties, which consents are beyond our control. There can be no assurance that products, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the combined company or will have a positive effect on the combined company's revenues or earnings. Further, the combined company may incur significant expense to complete acquisitions and to support the acquired products and businesses. Any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of our existing stockholders.

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

As of September 30, 2017 and November 8, 2017, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

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

●
acceptance of and demand for our products by consumers;

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

As of September 30, 2017, we had outstanding options exercisable for an aggregate of 5,922,288 shares of common stock at a weighted average exercise price of $3.41 per share and outstanding warrants exercisable for an aggregate of 470,444 shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. The first tranche closed on April 27, 2017, pursuant to which the Company issued 1,346,154 shares of its common stock. The second tranche closed on May 24, 2017, pursuant to which the Company issued 6,303,814 shares of its common stock. The third tranche closed on August 18, 2017, pursuant to which the Company issued 1,965,417 shares of its common stock.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

As previously disclosed in our Current Report on Form 8-K filed on June 12, 2017, on June 9, 2017, ChromaPharma, Inc., entered into a License Agreement (the "License Agreement") and a Research Funding Agreement with the Scripps Research Institute, a California nonprofit public benefit corporation ("TSRI").

Under the terms of the License Agreement, TSRI granted to the Company a worldwide, exclusive, royalty-bearing right and license to use certain patent rights relating to methods and compositions for enhancing cancer therapy. As consideration for the license granted, the Company made a cash payment of $50,000 to TSRI. Additionally, the Company will pay TRSI (i) annual cash fees that range from $50,000 to $100,000 which will be credited against running royalties due, (ii) product development milestone payments that range from the low-six digit dollar figure to the low-eight digit dollar figure and that in the aggregate may total up to $32.2 million if all product development milestones are achieved, (iii) royalties on net sales of licensed products in the mid-single digit percentage figure range, and (iv) a percentage of sublicense revenues in the 10% to 30% range, based on the achievement of certain product development milestones on the date of the agreement with the sublicensee. The Company will also reimburse TSRI for certain costs incurred in connection with the preparation, filing and/or maintenance of applications for patent protection.

ITEM 6.                        EXHIBITS

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

2.2	Asset Purchase Agreement, dated as of August 21, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation ❖(1)(2)
2.3	Amendment to Asset Purchase Agreement, dated as of September 5, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation ❖
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
4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2016)

10.1
Fourth Business Financing Modification Agreement, dated as of July 13, 2017, by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc., ChromaDex Analytics, Inc. and Healthspan Research, LLC (incorporated by reference to, and filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)

10.2
Fifth Business Financing Modification Agreement, dated as of August 21, 2017, by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc., ChromaDex Analytics, Inc. and Healthspan Research, LLC❖

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

(2)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)