Form 10-K
period 2017-12-30
ChromaDex Corp.
filed 2018-03-15
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 30, 2017
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] (Do not check if smaller reporting company)
Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $144.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2017.

Number of shares of common stock of the registrant outstanding as of March 8, 2018: 54,836,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 30, 2017.

-i-

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections.

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

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “ChromaDex”, “we”, “us” and “our” refer to ChromaDex Corporation and its consolidated subsidiaries.

Company Overview

ChromaDex is a science-based integrated nutraceutical company devoted to pioneering technologies that improve the way people age. ChromaDex engages with and supports many of the world's leading research institutions and scientists that are diligently working to understand the full potential of nicotinamide adenine dinucleotide ("NAD") and its impact on human health.

NAD is an essential coenzyme and a key regulator of cellular metabolism. Best known for its role in cellular adenosine triphosphate ("ATP") production, NAD is now thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD and this represents an active area of research in the field of NAD.

NAD levels are not constant, and in humans, NAD levels have been shown to decline by more than 50% from young adulthood to middle age. NAD continues to decline as humans grow older. There are other causes of reduced NAD levels such as over-nutrition, alcohol consumption and a number of disease states. NAD may also be increased, including through calorie restriction and exercise. Healthy aging, mitochondria and NAD continue to be areas of focus in the research community. In 2017, there were over 150 studies on NAD.

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN is safe for human consumption with no adverse side effects. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program, and has also been successfully notified to the FDA as generally recognized as safe (“GRAS”). Animal studies of NIAGEN® have demonstrated a variety of outcomes ranging from increased NAD levels, increased cellular metabolism and energy production to improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR, and protected by patents to which we are the exclusive licensee.

ChromaDex is the world leader in the emerging NAD space. ChromaDex has over 140 partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Scripps Research Institute and the Mayo Clinic. Other relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudi Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Robert Beudeker, Vice President of Innovation, who leads the innovation program for human nutrition and health at DSM, and Dr. Matthew Roberts, Chief Technical and Quality Officer at Pharmavite, who has over 25 years of success at Abbott, Nestle and Nature's Bounty Co.

STRATEGIC SHIFT TO GLOBAL CONSUMER PRODUCT COMPANY

The acquisition in March 2017 of Healthspan Research LLC, a company that sold our TRU NIAGEN® product direct to consumers, marked our strategic shift from an ingredient and testing company to a global, consumer focused nutraceutical company. ChromaDex made the strategic decision to commercialize TRU NIAGEN® as a consumer brand, launching the consumer product in 2017.

In connection with our strategic decision to grow our global consumer brand, we have reduced the number of active NIAGEN® ingredient supply agreements. As expected, our ingredients segment net sales decreased 34% in 2017, from $16.8 million in 2016 to $11.1 million, which loss was offset by $5.5 million in net sales of TRU NIAGEN®.

We believe the global market size for TRU NIAGEN® is substantial. According to Orbis Research, Global Anti-Aging Market Research Report and Forecast 2017-2022, June 19, 2017, over $250 billion was spent on the business of youth worldwide in 2016 on looking, acting and feeling younger, which included skin care, cosmetic surgery, hair restoration, fitness, vitamins and supplements. According to the same report from Orbis Research, the worldwide anti-aging market is expected to grow at a compounded average growth rate ("CAGR") of 5.8% through 2021 to about $330 billion.

We began the international expansion of our TRU NIAGEN® brand with the launch in Hong Kong and Macau with our strategic partner, Customer G, in the third quarter of 2017, followed by the launch in Singapore in the first quarter of 2018. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

INGREDIENTS AND CORE STANDARDS AND CONTRACT SERVICES BUSINESS SEGMENTS

Through our ingredients business segment, we will continue to sell NIAGEN® in ingredient form to our remaining customers that we have supply contracts with. We will also continue to develop and commercialize proprietary ingredients other than NIAGEN®.

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

We believe there is a growing need at both the manufacturing and government regulatory levels for reference standards to ensure that products that contain plants, plant extracts and naturally occurring compounds distributed to consumers are safe. We further believe that this need is driven by the perception at the consumer level regarding a lack of adequate quality controls related to certain functional food or dietary supplement based products, as well as increased effort on the part of the Food and Drug Administration (“FDA”) to assure Good Manufacturing Practices (“GMP”).

Our core standards and contract service business segment provides us with the opportunity to become aware of the results from research and screening activities performed on thousands of potential natural product candidates through our relationships with various universities and research institutions. By selecting the most promising ingredients leveraged from this market-based screening model, which is grounded by primary research performed through leading universities and institutions, followed by selective investments in further research and development, new proprietary ingredients can be identified and brought to various markets with a much lower investment cost and an increased chance of success.  Through our regulatory consulting operations, we also provide our clients in the food, supplement and pharmaceutical industries with effective scientific solutions to manage their potential health and regulatory risks.

On January 5, 2017, we opened a 10,000 square foot research and development laboratory in Longmont, Colorado. The new laboratory will support the discovery and development of molecules and compounds that add to our proprietary ingredient portfolio, while also allowing for the research service offerings.

For the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, our revenues from continuing operations were approximately $21.2 million, $21.7 million and $17.9 million, respectively. The following table summarizes the Company’s total sales for each of the business segments in the last 3 years. Please refer to Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional financial information for each of the business segments.

Fiscal Years	Ingredients Segment	Consumer Products Segment	Core Standards and Contract Services Segment	Total
2017	$11.1 million	$5.5 million	$4.6 million	$21.2 million
2016	$16.8 million	-	$4.9 million	$21.7 million
2015	$12.5 million	-	$5.4 million	$17.9 million

Company Background

On May 21, 2008, Cody Resources, Inc., a Nevada corporation and a public company, (“Cody”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody (“Acquisition Sub”), and ChromaDex, Inc. (the “Merger”). Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation. On June 20, 2008, Cody amended its articles of incorporation to change its name to ChromaDex Corporation. ChromaDex Corporation was traded on the Over the Counter market under the symbol "CDXC." On April 25, 2016, ChromaDex Corporation became listed on the NASDAQ under the symbol "CDXC."

ChromaDex, Inc., a wholly owned subsidiary of ChromaDex Corporation, was originally formed as a California corporation on February 19, 2000. On April 23, 2003, ChromaDex Inc. acquired the research and development group of a competing natural product company, Napro Biotherapeutics, located in Boulder, Colorado. The assets acquired in this transaction were placed in a newly-formed, wholly-owned subsidiary of ChromaDex Inc. named ChromaDex Analytics, Inc., a Nevada corporation.

On December 3, 2012, ChromaDex, Inc. acquired Spherix Consulting Inc., a scientific and regulatory consulting company located in the greater Washington D.C. area and Spherix became a wholly-owned subsidiary of ChromaDex, Inc. On December 31, 2016, Spherix Consulting, Inc. merged into ChromaDex, Inc. and subsequently was dissolved. On March 12, 2017, ChromaDex Corporation acquired Healthspan Research LLC, a consumer product company offering TRU NIAGEN® branded products. This marked the strategic shift to become a fully integrated nutraceutical Company. On September 5, 2017, the Company completed the sale of its operating assets that were used with the Company's quality verification program testing and analytical chemistry business for food and food related products to Covance Laboratories Inc.

Business Market

According to Orbis Research, Global Anti-Aging Market Research Report and Forecast 2017-2022, June 19, 2017, over $250 billion was spent on the business of youth worldwide in 2016 on looking, acting and feeling younger, which included skin care, cosmetic surgery, hair restoration, fitness, vitamins and supplements. According to the same report from Orbis Research, the worldwide anti-aging market is expected to grow at a CAGR of 5.8% through 2021 to about $330 billion. According to the data from Euromonitor International, the worldwide market for vitamins and supplements was approximately $91 billion in 2016, and is expected to grow at a CAGR of 5.7% to about $127 billion in 2022.

Business Model

CONSUMER PRODUCTS SEGMENT

Our business model is to sell TRU NIAGEN® to consumers worldwide. As a world leader in the emerging NAD space and the science of aging, we will continue to seek to discover and enhance patented technology and evolve our branded TRU NIAGEN® products to improve health by safely raising NAD levels. The TRU NIAGEN® brand is built on scientific evidence, trust and the direct impact to our consumers aging better. The best way to be trusted as a brand is to be trustworthy as a company.

We intend to capture the worldwide NAD-related healthy aging market by entering into new international markets. We will utilize our proprietary ecommerce platforms, and the ecommerce and brick and mortar platforms of strategic regional and local partners. Our United States ("U.S.") based business will continue to support our global operations, including:

●
Corporate development and strategy

●
Research and development activities

●
Science

●
Global premium brand management and brand guidelines

●
Multi-platform global marketing campaigns and know-how

●
Build and evolve propriety ecommerce platform and data analytics

●
Global manufacturing and supply chain operations

We expect to continue to supply our international operations with finished products manufactured in the U.S, and to continue to provide all our marketing materials and know-how to our international strategic partners.

INGREDIENTS SEGMENT

We will also continue to identify, acquire, reduce-to-practice, and commercialize other innovative new proprietary ingredients and technologies, with an initial industry focus on the dietary supplement, food, beverage, skin care and pharmaceutical markets. We have an experienced team that is highly capable of advancing products through development into commercialization with the required regulatory approval, safety, toxicology, clinical trials, supply chain management, manufacturing, and ultimately either directly selling the products or licensing to third parties. Our clinical trials will potentially reinforce the health benefits that may be associated with our proprietary ingredients, improve the quality or specificity of FDA approved claim we can make with respect to these health benefits, and lead us toward pharmaceutical applications for our proprietary ingredients.

CORE STANDARDS AND CONTRACT SERVICES SEGMENT

We have taken advantage of both supply chain needs and regulatory requirements such as the GMPs for dietary supplements to build our core standards and contract services segment. We believe that we create value throughout the supply chain of the pharmaceutical, dietary supplements, functional foods and personal care markets.

In addition, through regulatory consulting operations, we provide product regulatory approval and scientific advisory services to our clients in the food, supplement and pharmaceutical industries with effective solutions to manage potential health and regulatory risks.

We will continue to expand our core standards and contract services business and, more importantly, capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with this segment.

Overview of our Products and Services

Current products and services provided are as follows:

CONSUMER PRODUCTS

●
TRU NIAGEN® branded dietary supplements. We currently offer our NIAGEN® nicotinamide riboside through our TRU NIAGEN® finished bottles. We will continue to build our TRU NIAGEN® as a global brand and offer TRU NIAGEN® to consumers worldwide. We are conducting additional clinical trials to validate the health benefits associated with NIAGEN® and TRU NIAGEN®.

INGREDIENTS

●
Nicotinamide riboside NIAGEN®. We will continue to sell NIAGEN® in ingredient form to three remaining customers that we have supply contracts with.

●
Pterostilbene pTeroPure®. Pterostilbene is a polyphenol and a powerful antioxidant that shows promise in a range of health-related fields. We have exclusive in-licensed patents and patents pending related to the use of pterostilbene for a number of these benefits, and have filed additional patents related to supplementary benefits, such as a patent jointly filed with University of California at Irvine related to its effects on non-melanoma skin cancer. We have successfully conducted a clinical trial, together with the University of Mississippi, related to its blood pressure lowering effects.

●
Pterostilbene and caffeine co-crystal PURENERGY®. We are working to validate the benefits of the co-crystal ingredient comprised of caffeine and pterostilbene. The first human study of this ingredient demonstrated that it delivers 30 percent more caffeine, stays in the blood stream longer, and is absorbed more slowly than ordinary caffeine. With this ingredient, formulators of energy products may have the ability to reduce the total amount of caffeine in their products by as much as 50% without sacrificing consumers’ expectations from such products.

●
Anthocyanin AnthOrigin™. We plan to develop an extraction process to concentrate the anthocyanins in Suntava® Purple Corn which will be used to produce a concentrated anthocyanin ingredient. We will utilize the expertise of a toll manufacturer to produce the commercial ingredient. We believe there is a ready market for cost-effective concentrated anthocyanins having application in dietary supplements, sports nutrition, food and beverage and skin care.

●
Spirulina Extract Immulina™. IMMULINA™ is a spirulina extract and the predominant active compounds are Braun-type lipoproteins which are useful for improving human immune function. These lipoproteins are present at much greater levels than those found within commonly used immune enhancing botanicals such as Echinacea and ginseng.

CORE STANDARDS AND CONTRACT SERVICES

●
Supply of reference standards, materials & kits. We supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and materials and the kits created from them are used for research and quality control in the dietary supplements, cosmetics, food and beverages, and pharmaceutical industries.

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

Sales and Marketing Strategy

For our consumer products segment, we employ a variety of strategies to drive sales and consumer awareness of TRU NIAGEN®, including social media and internet advertising, managing websites, influencers, paid search, distribution of research publications and press releases.

For our ingredients segment and core standards and contract services segment, our strategy is based on a direct, technically-oriented model. We recruit and hire sales and marketing staff with appropriate commercial and scientific backgrounds. Our sales staff performs sales duties by using combinations of telemarketing, e-mail, tradeshows and customer visits. The inside sales portion of the organization also has customer service responsibilities. All sales and marking staff are compensated based on salary and performance-based bonus. Our regulatory consulting operations, generates scientific and regulatory consulting revenue from an existing well-established list of Fortune 1000 customers and referrals.

USA and Canada:

For our consumer products segment, we are distributing our TRU NIAGEN® products direct to consumers through our propriety ecommerce platform TRUNIAGEN.com, Amazon Prime and Amazon marketplace. Currently and for the near-term, we do not plan to sell TRU NIAGEN® to brick and mortar retailers in the US and Canada.

For our ingredients segment and core standards and contract services segment, we intend to continue to use a direct marketing approach in the U.S. and Canada to promote our products and services.

International:

For our consumer products segment, we will be utilizing strategic partners on a regional or local country basis to expand our distribution of TRU NIAGEN® products. Our strategic partnerships could include brick and mortar and/or ecommerce channels. We also are evaluating strategic joint ventures to rapidly expand our distribution in regions like Asia. We began our international expansion of TRU NIAGEN® products with the successful launch in Hong Kong and Macau with our strategic partner, Customer G, in the third quarter of 2017, followed by the launch in Singapore in the first quarter of 2018.

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
For our regulatory consulting operations, we engage on consulting projects for customers all over the world, including Europe, South America, and Asia. Consulting revenues are generated from an existing well-established list of Fortune 1000 customers and referrals.

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

U.S. FDA Regulation

In the United States dietary supplements and food are subject to FDA regulations. For example, the FDA’s final rule on GMPs for dietary supplements published in June 2007 requires companies to evaluate products for identity, strength, purity and composition. These regulations in some cases, particularly for new ingredients, require a notification that must be submitted to the FDA along with evidence of safety. In addition, depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act, or (the "FDCA"), can regulate:

●
product testing;

●
ingredient testing;

●
documentation process, batch records, specifications;

●
product labeling;

●
product manufacturing and storage;

●
NDI status;

●
health claims, advertising and promotion; and

●
product sales and distribution.

The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, and NDI (a dietary ingredient that was not marketed in the United States before October 15, 1994) is subject to NDI notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” An NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use of the dietary ingredient “will reasonably be expected to be safe.” An NDI notification must be submitted to the FDA at least 75 days before the initial marketing of the NDI. There can be no assurance that the FDA will accept the evidence of safety for any NDIs that we may want to commercialize, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry that will aim to clarify the FDA’s interpretation of the NDI notification requirements, and this guidance may raise new and significant regulatory barriers for NDIs.

For any new ingredient developed by us to be used in conventional food or beverage products in the United States, the product either must be approved by the FDA as a food additive pursuant to a food additive petition ("FAP") or be generally recognized as safe ("GRAS"). The FDA does not have to approve a company’s determination that an ingredient is GRAS. However, a company can notify the FDA of its determination. There can be no assurance that the FDA will approve any FAP for any ingredient that we may want to commercialize, or agree with our determination that an ingredient is GRAS, either of which could prevent the marketing of such ingredient.

U.S. Advertising Regulations

In addition to FDA regulations, the FTC regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter ("OTC"), drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and OTC drugs.

In addition, The National Advertising Division of the Council of Better Business Bureaus reviews national advertising for truthfulness and accuracy. The National Advertising Division of the Council of Better Business Bureaus uses a form of alternative dispute resolution, working closely with in-house counsel, marketing executives, research and development departments and outside consultants to decide whether claims have been substantiated.

International Regulations

Our international sales for the consumer products segment and ingredients segment are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export by us of certain of our products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. We may be unable to obtain on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.

Regulation in Europe is exercised primarily through the European Union, which regulates the combined market of each of its member states. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to dietary ingredients.

Major Customers

Major customers who accounted for more than 10% of the Company’s total sales from continuing operations were as follows:

	Years Ended
Major Customers	2017	2016	2015

Customer G - Related Party	19.4%	*	*
Customer D	10.2%	11.0%	*
Customer C	*	23.9%	*
Customer B	*	*	13.6%

* Represents less than 10%.

Generally, we do not depend upon a single customer, or a few customers, and the loss of any one or more would not have a material adverse effect on the Company. However, due to the volume of consumer products and ingredients we are selling in relation to the overall Company’s sales, we do expect that a few of our customers at times may account for more than 10% of the Company’s sales.

Competitive Business Conditions

For our consumer products segment, we are in direct competition with some of our former and current ingredients segment customers that use NIAGEN® in the products. We will face reduced competition in the near term as we have reduced the number of NIAGEN® ingredient supply agreements to three as of March 2018.

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

Ingredients Business Segment Competitors

●
Royal DSM (the Netherlands)

●
Glanbia plc (Ireland)

●
BASF (Germany)

●
Lonza Group Ltd (Switzerland)

●
Sabinsa Corporation (India/USA)

For the core standards and contract services segment, we face competition within the standardization and quality testing niche of the natural products market. Below is a current list of certain competitors. These competitors have already developed reference standards or contract services or are currently taking steps to develop botanical standards or contract services. Of the competitors listed, some currently sell fine chemicals, which, by default, are sometimes used as reference standards, and others are closely aligned with our market niche to reduce any barriers to entry if these companies wish to compete.

Core Standards and Contract Services Segment Competitors

●
Sigma-Aldrich (USA)

●
Phytolab (Germany)

●
US Pharmacopoeia (USA)

●
Extrasynthese (France)

For regulatory consulting operations, there are numerous competitors, including some that are much larger companies with more resources. The success in winning and retaining clients is heavily dependent on the efforts and reputation of our consultants. We believe the barriers to entry areas of our consulting expertise are low.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. Our business strategy is to use the intellectual property harnessed from our core standards and contract services segment as the basis for providing new proprietary ingredients to our customers. Our strategy is to develop these proprietary ingredients on our own as well as to license our intellectual property to companies who will commercialize it. We anticipate that the net result will be a long-term flow of intellectual property milestone and royalty payments to us.

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
6,852,342	Compounds for altering food intake in humans	3/26/2002	2/8/2005	2/12/2022	Co-owned by Avoca, Inc. and ChromaDex
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/3/2025	Licensed from Washington University
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	10/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College
8,227,510	Combine use of pterostilbene and quercetin to produce cancer treatment medicaments	7/19/2005	7/24/2012	7/19/2025	Licensed from Green Molecular S.L.
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	2/1/2032	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,318,807	Pterostilbene Caffeine Co-Crystal Forms	7/30/2010	11/27/2012	7/30/2030	Licensed from Laurus Labs Private Limited
8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College
8,399,712	Pterostilbene cocrystals	7/30/2010	3/19/2013	7/30/2020	Licensed from Laurus Labs Private Limited
8,524,782	Key intermediate for the preparation of Stilbenes, solid forms of Pterostilbene, and methods for making the same	6/1/2009	9/3/2013	6/1/2029	Licensed from Laurus Labs Private Limited
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	6/10/2008	8/19/2014	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/22/2014	5/8/2032	Co-owned by ChromaDex and University of California
8,945,653	Extracted whole kernels and improved processed and processable corn produced thereby	5/23/2011	2/3/2015	5/23/2031	Licensed from Suntava, LLC
9,028,887	Method improve spatial memory via pterostilbene administration	5/22/2014	5/12/2015	5/22/2034	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,439,875	Anxiolytic effect of pterostilbene	5/11/2011	9/13/2016	5/11/2031	Licensed from the University of Mississippi and U.S. Department of Agriculture

Manufacturing

We currently utilize third-party manufacturers to produce and supply the dietary supplements, ingredients, products, and services. Following the receipt of products or product components from third-party manufacturers, we currently inspect products, as needed. We expect to reserve the right to inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

We intend to work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization and the quality standards that we will require for our own internal policies and procedures. We expect to monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.

Sources and Availability of Raw Materials

For all three business segments, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

We have completed the first human clinical trial on our proprietary ingredient NR and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme NAD+ in healthy human volunteers. In addition, NR was also found to be safe as no adverse events were observed. In 2015, NR was recognized by the FDA as a “New Dietary Ingredient.” NR was also “Generally Recognized as Safe” by an independent panel of expert toxicologists and in August 2016, the FDA issued a GRAS No Objection Letter.

We are currently completing a second human clinical trial on NR which evaluated the effect of repeated doses of NIAGEN® on NAD+ metabolite concentrations in blood, urine and muscle in healthy adults. This study evaluated the impacts of three dose levels of NIAGEN® compared to a placebo. One quarter of subjects received the low dose of NIAGEN® (100 mg), one quarter received the moderate dose of NIAGEN® (300 mg), one quarter received the higher dose of NIAGEN® (1,000 mg) and one quarter received the placebo. Preliminary results show that NAD levels rose in response to the dose of NIAGEN® and the elevated blood NAD levels were sustained throughout the 8-week treatment period.

We have also been working closely with the National Institute of Health under a collaborative agreement on a therapeutic indication for NR as a treatment of Cockayne Syndrome, a rare pediatric orphan disease.

Through our research and development laboratory in Longmont, Colorado, we intend to manufacture at a process scale for products that we are planning to take to market as well as explore cost saving processes for existing products.

We plan to utilize our expertise in natural products to license and develop new intellectual property that can be sold to clients in our target industries.

Research and development costs for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 were approximately $4.0 million, $2.5 million and $0.9 million, respectively. Please refer to Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for research and development costs for each of the business segments for the last three fiscal years.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense to comply with federal, state and local environmental laws and regulations.

Working Capital

The Company’s working capital at the end of years 2017 and 2016 was approximately $7.4 million and $7.8 million, respectively. The Company measures working capital by adding trade receivables and inventories, and subtracting accounts payable. Most of the working capital is consumed by our consumer products segment and ingredients segment as the operations require a large amount of inventory to be on hand. As the consumer products segment and ingredients segment grow, more working capital will likely be needed to support the operations.

Backlog Orders

For our consumer products segment where we ship products internationally to a distributor, we may have a backlog from time to time as the production of TRU NIAGEN® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 30, 2017, we did not have any backlog orders from the distributor as all orders received have been shipped. For products that are directly shipped to consumers, we have minimal backlog orders as we carry inventory on hand to ship upon the receipt of order.

For our ingredients segment, we also have minimal backlog orders as we carry inventory on hand for most of the products we offer and we ship upon the receipt of customer’s order.

For our core standards and contract services segment, we normally have a small backlog of orders for reference standards. These orders amount to approximately $25,000 or less. Because we list over 1,800 phytochemicals and 400 botanical reference materials in our catalog, we may not always have the items in stock at the time of customers’ orders. These backlog orders are normally fulfilled within 2 to 3 months.

Facilities

For information on our facilities, see “Properties” in Item 2 of this Form 10-K.

Employees

As of December 30, 2017, ChromaDex (including Healthspan Research LLC and ChromaDex Analytics, Inc.) had 74 employees, 71 of whom were full-time and three of whom were part-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Financial Information about Geographic Areas

Please refer to Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for financial information about geographic areas.

Available Information

Our Internet website address is www.chromadex.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to ChromaDex Corporation, 10005 Muirlands Blvd. Ste G, Irvine, CA 92618. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock. If any of the following risks occurs, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Risks Related to our Company and our Business

We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $11.4 million, $2.9 million and $2.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. As of December 30, 2017, our accumulated deficit was approximately $56.6 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of December 30, 2017, our cash and cash equivalents totaled approximately $45.4 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans into 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Because of these factors, we may seek to raise additional capital prior to March 2019 both to meet our projected operating plans after March 2019 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (“Elysium”), the outcome of which could materially harm our business and financial results.

We are currently engaged in litigation with Elysium, a customer that represented 19% of our net sales for the year ended December 31, 2016. Elysium has made no purchases from us since August 9, 2016. The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a petition by Elysium with the U.S. Patent and Trademark Office for inter partes review of one patent to which we are the exclusive licensee. For further details on this litigation, please refer to Part I, Item 3 of this Annual Report on Form 10-K.

The litigation is substantial and complex, and it has and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The litigation may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us. If we are unsuccessful in resolving the litigation on favorable terms to us, we may be forced to pay compensatory and punitive damages and restitution for any royalty payments that we received from Elysium, which payments could materially harm our business, or be subject to other remedies, including injunctive relief. Further, if we are unsuccessful in resolving the Patent Claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the patent subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which would have a material adverse effect on our business. In addition, Elysium has not paid us approximately $2.7 million for previous purchase orders. We may not collect the full amount owed to us by Elysium, and as a result, we may have to write off a large portion of that amount as uncollectible expense. We cannot predict the outcome of our litigation with Elysium, which could have any of the results described above or other results that could materially harm our business.

Interruptions in our relationships or declines in our business with major customers could materially ham our business and financial results.

Two of our customers accounted for approximately 30% of our sales during the year ended December 30, 2017. Any interruption in our relationship or decline in our business with these customers or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 30, 2017 decreased 34% compared to the year ended December 31, 2016. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 53% of the Company’s revenue for 2017, and sales of NIAGEN® accounted for approximately 70% of our ingredient segment’s total sales in 2017, or 37% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially and negatively affect our business.

Our future success largely depends on sales of our TRU NIAGEN® product.

In connection with our strategic shift from an ingredient and testing company to a consumer focused company, we expect to generate a significant percentage of our future revenue from sales of our TRU NIAGEN® product. As a result, the market acceptance of TRU NIAGEN® is critical to our continued success, and if we are unable to expand market acceptance of TRU NIAGEN®, our business, results of operations, financial condition, liquidity and growth prospects would be adversely affected.

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

Changes in our business strategy, including entering the consumer product market, or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, if we are not successful in developing our consumer product business, our sales may decrease and our costs may increase.

The success of  our consumer product and ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in the size or growth rate of the vitamin, mineral and dietary supplement market could have a material adverse effect on our business. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Our future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to advertise.

Our consumer products business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

●
create greater awareness of our brand;

●
identify the most effective and efficient levels of spending in each market, media and specific media vehicle;

●
determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;

●
effectively manage marketing costs (including creative and media) to maintain acceptable customer acquisition costs;

●
acquire cost-effective television advertising;

●
select the most effective markets, media and specific media vehicles in which to advertise; and

●
convert consumer inquiries into actual orders.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other favorable research findings or publicity will be favorable to the nutritional supplement market or any product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, if accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect.  Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to be mislabeled or cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on key personnel, the loss of any of which could negatively affect our business.

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, Mark J. Friedman and Troy A. Rhonemus, who are our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, General Counsel and Executive Vice President, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

In the event a competitor infringes our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. As further described in Part I, Item 3 of this Annual Report on Form 10-K, we are currently involved in patent litigation, as Elysium is claiming that we misused certain patent rights, and has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. The U.S. Patent Trial and Appeal Board denied institution of an inter partes review for one patent, but granted institution on an inter partes review as to certain claims for the other patent. If we are unsuccessful in resolving the patent misuse claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the patent still subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which could have a material adverse effect on our business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

Our patents and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.

We rely on our patents, patent applications, licenses and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications, licenses and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had. For example, as further described in Part I, Item 3 of this Annual Report on Form 10-K, we are currently involved in patent litigation, as Elysium is claiming that we misused certain patent rights, and has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. The U.S. Patent Trial and Appeal Board denied institution of an inter partes review for one patent, but granted institution on an inter partes review as to certain claims for the other patent. If we are unsuccessful in resolving the patent misuse claim on favorable terms, or if the U.S. Patent and Trademark Office invalidates the patent subject to the inter partes review, we may lose the competitive advantage that is provided by the subject intellectual property rights, which could have a material adverse effect on our business.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for use related to the use or manufacture of our products, and our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from manufacturing or selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement, which could materially impact our revenue. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our products may not be successful and our business would be harmed if the patents were infringed on or misappropriated without action by such third parties.

We have obtained licenses from third parties for patents and patent application rights related to the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. If any third party licensor is unable to successfully maintain, prosecute or enforce the licensed patents and/or patent application rights related to our products, we may become subject to infringement or misappropriate claims or lose our competitive advantage. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly. As further described in Part I, Item 3 of this Annual Report on Form 10-K, Elysium has filed a petition with the U.S. Patent and Trademark Office for inter partes review of two patents to which we are the exclusive licensee. The U.S. Patent Trial and Appeal Board denied institution of an inter partes review for one patent, but granted institution on an inter partes review as to certain claims for the other patent. Pursuant to the exclusive license agreement with the Trustees of Dartmouth College (“Dartmouth”), Dartmouth controls all future preparation, filing, prosecution and maintenance of the patent subject to such inter partes review.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. As further described in Part I, Item 3 of this Annual Report on Form 10-K, we are currently involved in substantial and complex litigation with Elysium. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

Our sales and results of operations for our core standards and contract services segment depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.

Our core standards and contract services segment customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the United States will become increasingly important to us.

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

Some of our customers receive funds from approved grants at a particular time of year, many times set by government budget cycles. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without notice. The timing of the receipt of grant funds may affect the timing of purchase decisions by our customers and, as a result, cause fluctuations in our sales and operating results.

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

In cases where our contracts are structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.

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

We may not be successful in acquiring complementary businesses or products on favorable terms.

As part of our business strategy, we intend to consider acquisitions of similar or complementary businesses or products. No assurance can be given that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms. In addition, any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of our management's time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, the incurrence of amortization expenses and write-downs and dilution to the shareholders of the combined company if the acquisition is made for stock of the combined company. In addition, successful completion of an acquisition may depend on consents from third parties, including regulatory authorities and private parties, which consents are beyond our control. There can be no assurance that products, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the combined company or will have a positive effect on the combined company's revenues or earnings. Further, the combined company may incur significant expense to complete acquisitions and to support the acquired products and businesses. Any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of our existing stockholders.

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

On November 4, 2016, we entered into entered into a business financing agreement (the “Financing Agreement”) with Western Alliance Bank (“Western Alliance”), to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. The interest rate will be calculated at a floating rate per month equal to (a) the greater of (i) 3.50% per year or (ii) the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus (b) 2.50 percentage points. Any borrowings, interest or other fees or obligations that the Company owes Western Alliance pursuant to the Financing Agreement (the “Obligations”) will be become due and payable on November 4, 2018.

As of December 30, 2017, and March 14, 2018, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions).  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is unknown if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be made in a timely manner or we might fail to reach expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

We have a significant number of outstanding options and warrants, and future sales of these shares could adversely affect the market price of our common stock.

As of December 30, 2017, we had outstanding options exercisable for an aggregate of 6,534,167 shares of common stock at a weighted average exercise price of $3.59 per share and outstanding warrants exercisable for an aggregate of 470,444 shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 30, 2017, we lease approximately 15,000 square feet of office space in Irvine, California with 2 years remaining on the lease, approximately 10,000 square feet of space for research and development laboratory in Longmont, Colorado with 7 years remaining on the lease, approximately 4,500 square feet of office space in Los Angeles, California with 4 years remaining on the lease and approximately 2,300 square feet of office space in Rockville, Maryland with 3 years remaining on the lease. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Ingredients	All properties
Consumer Products	All properties
Core Standards and Contract Services	Irvine, CA, Longmont, CO and Rockville, MD

We also rent an apartment with approximately 1,000 square feet in Foothill Ranch, California, and an apartment with less than 1,100 square feet in Longmont, Colorado. We use the apartments to accommodate our traveling employees to each of our California and Colorado locations. We do not own any real estate. For the year ended December 30, 2017, our total annual rental expense was approximately $729,000.

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, declaratory judgment of patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and declaratory judgment claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s declaratory judgment of patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On August 14, 2017, ChromaDex, Inc. moved for judgment on the pleadings as to Elysium’s declaratory judgment of patent misuse counterclaim. On September 26, 2017, the court denied ChromaDex’s motion without prejudice and directed Elysium to file an amended counterclaim if it intended to maintain its declaratory judgment counterclaim. On October 11, 2017, Elysium filed a second amended counterclaim, re-alleging the claims in the first amended counterclaim and adding a claim for unjust enrichment and restitution of the royalties Elysium paid to ChromaDex, Inc. pursuant to the License Agreement. On October 25, 2017, ChromaDex, Inc. filed a motion to dismiss the declaratory judgment of patent misuse and unjust enrichment claims and/or strike allegations in the unjust enrichment claim contained in the second amended counterclaim. On November 28, 2017, the court denied the motion. ChromaDex, Inc. answered the second amended counterclaim on December 12, 2017. The parties are currently in discovery.

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The U.S. Patent Trial and Appeal Board (“PTAB”) denied institution of an inter partes review for the ’807 Patent on January 18, 2018. For the ’086 patent, on January 29, 2018 the PTAB granted institution of an inter partes review as to claims 1, 3, 4, and 5 and denied institution as to claim 2.

On September 27, 2017, Elysium Health Inc. ("Elysium Health") filed a complaint in the United States District Court for the Southern District of New York, against ChromaDex, Inc. (the “SDNY Complaint”). Elysium Health alleges in the SDNY Complaint that ChromaDex, Inc. made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium Health avers that the citizen petition made Elysium Health’s product appear dangerous, while casting ChromaDex, Inc.’s own product as safe. The SDNY Complaint asserts four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with prospective economic relations. ChromaDex, Inc. denies the claims in the SDNY Complaint and intends to defend against them vigorously. On October 26, 2017, ChromaDex, Inc. moved to dismiss the SDNY Complaint on the grounds that, inter alia, its statements in the citizen petition are immune from liability under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and that the SDNY Complaint failed to state a claim. Elysium Health opposed the motion on November 2, 2017. ChromaDex, Inc. filed its reply on November 9, 2017. The motion is currently pending.

On October 26, 2017, ChromaDex, Inc. filed a complaint in the United States District Court for the Southern District of New York against Elysium Health (the “ChromaDex SDNY Complaint”). ChromaDex alleges that Elysium Health made material false and misleading statements to consumers in the promotion, marketing, and sale of its health supplement product, Basis, and asserts five claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1125(a); (iii) deceptive practices under New York General Business Law § 349; (iv) deceptive practices under New York General Business Law § 350; and (v) tortious interference with prospective economic advantage. On November 16, 2017, Elysium Health moved to dismiss for failure to state a claim. ChromaDex, Inc. opposed the motion on November 30, 2017 and Elysium Health filed a reply on December 7, 2017. On November 3, 2017, the Court consolidated the SDNY Complaint and the ChromaDex SDNY Complaint actions under the caption In re Elysium Health-ChromaDex Litigation, 17-cv-7394, and stayed discovery in the consolidated action pending a Court-ordered mediation. The mediation was unsuccessful and the motion is currently pending.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

Fiscal Year Ending December 30, 2017
Quarter Ended	High	Low
December 30, 2017	$6.96	$3.88
September 30, 2017	$4.71	$2.91
July 1, 2017	$3.96	$2.26
April 1, 2017	$3.67	$2.50

Fiscal Year Ending December 31, 2016
Quarter Ended	High	Low
December 31, 2016	$3.31	$2.31
October 1, 2016	$4.39	$2.88
July 2, 2016	$5.76	$2.84
April 2, 2016	$4.77	$3.60

On March 8, 2018, the closing sale price was $5.16.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

The performance graph below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the S&P Small Cap 600 Health Care Index. The chart shows the value as of December 30, 2017, of $100 invested on December 29, 2012. The stock price performance below is not necessarily indicative of future performance.

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

	12/29/12	12/28/13	1/3/15	1/2/16	12/31/16	12/30/17

ChromaDex Corporation	100.00	288.03	162.02	219.62	198.62	352.84
NASDAQ Composite	100.00	141.58	162.13	173.35	187.34	242.49
S&P Small Cap 600 Health Care Index	100.00	135.35	152.67	165.19	159.35	211.40

Holders of Our Common Stock

As of March 8, 2018, we had approximately 58 registered holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends. Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our past Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, the Company did not have any sales of unregistered securities for the period covered by this Annual Report on Form 10-K.

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

	Years Ended
Consolidated Statement of Operations Data	2017	2016	2015	2014	2013

Sales, net	$21,201,482	$21,664,648	$17,884,886	$11,861,099	$7,438,857
Cost of sales	10,724,177	11,274,114	10,350,281	6,855,690	3,926,765
Gross profit	10,477,305	10,390,534	7,534,605	5,005,409	3,512,092

Operating expenses:
Sales and marketing	4,459,224	1,558,213	1,507,868	1,482,784	1,627,795
Research and development	4,007,381	2,522,768	891,601	513,671	134,040
General and administrative	17,641,889	9,214,763	7,201,231	7,648,773	4,747,561
Loss from investment in affiliate	-	-	-	45,829	44,961
Other	745,773	-	-	-	-
Operating expenses	26,854,267	13,295,744	9,600,700	9,691,057	6,554,357
Operating loss	(16,376,962)	(2,905,210)	(2,066,095)	(4,685,648)	(3,042,265)

Nonoperating income (expense):
Interest expense, net	(152,784)	(333,286)	(566,917)	(123,976)	(4,006)
Loss on debt extinguishment	-	(313,099)	-	-	-
Nonoperating expenses	(152,784)	(646,385)	(566,917)	(123,976)	(4,006)
Loss before income taxes	(16,529,746)	(3,551,595)	(2,633,012)	(4,809,624)	(3,046,271)
Provision for income taxes	-	-	(4,527)	-	-
Loss from continuing operations	(16,529,746)	(3,551,595)	(2,637,539)	(4,809,624)	(3,046,271)

Income (loss) from discontinued operations	(315,140)	623,410	(133,528)	(578,561)	(1,373,254)
Gain on sale of discontinued operations	5,467,268	-	-	-	-
Income (loss) from discontinued operations, net	5,152,128	623,410	(133,528)	(578,561)	(1,373,254)
Net loss	$(11,377,618)	$(2,928,185)	$(2,771,067)	$(5,388,185)	$(4,419,525)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.37)	$(0.10)	$(0.07)	$(0.14)	$(0.09)
Earnings (loss) from discontinued operations	$0.11	$0.02	$(0.01)	$(0.01)	$(0.04)
Basic and diluted loss per common share	$(0.26)	$(0.08)	$(0.08)	$(0.15)	$(0.13)
Basic and diluted weighted average
common shares outstanding	44,598,879	37,294,321	35,877,341	35,486,460	33,329,148

	At The End of Year
Consolidated Balance Sheet Data	2017	2016	2015	2014	2013

Cash	$45,388,848	$1,642,429	$5,549,672	$3,964,750	$2,261,336
Working capital (1)	7,415,742	7,786,372	4,400,432	2,189,442	1,602,008
Total assets	62,723,600	19,752,068	18,749,209	11,516,847	8,986,892
Long term debt	-	-	3,345,335	1,977,113	-
Total stockholders' equity	$53,833,668	$9,974,358	$5,274,674	$3,998,391	$5,665,451

(1) Trade receivables plus inventories less accounts payable.
	Years Ended
Consolidated Cash Flow Data	2017	2016	2015	2014	2013

Net cash used in operating activities	$(9,804,178)	$(2,936,596)	$(2,111,138)	$(2,580,406)	$(3,906,011)
Net cash provided by (used in) investing activities	4,601,926	(1,724,922)	(647,731)	1,590,275	998,651
Net cash provided by financing activities	$48,948,671	$754,275	$4,343,791	$2,693,545	$4,648,696

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. (collectively, the “Company” or, in the first person as “we” “us” and “our”) are an integrated, global nutraceutical company devoted to improving the way people age. The Company's scientists partner with leading universities and research institutions worldwide to uncover the full potential of nicotinamide adenine dinucleotide ("NAD") and identify and develop novel, science-based ingredients. ChromaDex's flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as intellectual property protection. The Company also has a core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”), chemistry services, and regulatory consulting.

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

As of December 30, 2017, the cash and cash equivalents totaled approximately $45.4 million. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least March 16, 2019. The Company may, however, seek additional capital prior to March 16, 2019, both to meet its projected operating plans after March 16, 2019 and/or to fund its longer term strategic objectives.

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

Results of Operations

Our losses per basic and diluted share were $0.26, $0.08 and $0.08 for the twelve-month periods ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Over the next two years, we plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

	Twelve months ending
	Dec. 30, 2017	Dec. 31, 2016	Jan. 2, 2016
Sales	$21,201,482	$21,664,648	$17,884,886
Cost of sales	10,724,177	11,274,114	10,350,281
Gross profit	10,477,305	10,390,534	7,534,605
Operating expenses -Sales and marketing	4,459,224	1,558,213	1,507,868
-Research and development	4,007,381	2,522,768	891,601
-General and administrative	17,641,889	9,214,763	7,201,231
-Other	745,773	-	-
Nonoperating -Interest expense, net	(152,784)	(333,286)	(566,917)
-Loss on debt extinguishment	-	(313,099)	-
Provision for income taxes	-	-	(4,527)
Loss from continuing operations	(16,529,746)	(3,551,595)	(2,637,539)
Income (loss) from discontinued operations, net	5,152,128	623,410	(133,528)
Net loss	$(11,377,618)	$(2,928,185)	$(2,771,067)

Year Ended December 30, 2017 Compared to Year Ended December 31, 2016

Net Sales. Net sales consist of gross sales less discounts and returns.
	Twelve months ending
	December 30, 2017	December 31, 2016	Change
Net sales:
Ingredients	$11,153,000	$16,775,000	-34%
Consumer Products	5,465,000	-	-
Core standards and contract services	4,583,000	4,890,000	-6%

Total net sales	$21,201,000	$21,665,000	-2%

●
The decrease in sales for the ingredients segment is mainly due to decreased sales of NIAGEN®. The Company made a strategic decision to transition from an ingredient and testing company to a consumer driven nutraceutical company. This has resulted in a shift in our sales away from resellers of NIAGEN® to our TRU NIAGEN® branded consumer product.

●
With the acquisition of Healthspan Research LLC in March 2017, the Company began selling consumer products that contain the Company's branded NIAGEN® ingredient. Segregation of the financial results for the consumer products segment coincides with the Company's strategic shift towards the consumer products. The Company expects the sales for consumer products segment to grow over the next twelve months.

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of analytical reference standards.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
	December 30, 2017		December 31, 2016
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$5,492,000	49%	$7,920,000	47%
Consumer Products	2,189,000	40%	-	-
Core standards and contract services	3,043,000	66%	3,354,000	69%

Total cost of sales	$10,724,000	51%	$11,274,000	52%

The cost of sales, as a percentage of net sales, decreased 1%.

●
The cost of sales, as a percentage of net sales, for the ingredients segment increased 2%. This increase as a percentage of net sales was primarily due to a write-off of our NIAGEN® related inventory of approximately $183,000 in 2017.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, decreased 3%. We were able to lower our reference standards purchasing costs by diversifying our sources.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change
Gross profit:
Ingredients	$5,661,000	$8,855,000	-36%
Consumer Products	3,276,000	-	-
Core standards and contract services	1,540,000	1,536,000	0%

Total gross profit	$10,477,000	$10,391,000	1%

●
The decreased gross profit for the ingredients segment is due to the decreased sales of NIAGEN®. The Company made a strategic decision to transition from an ingredient and testing company to a consumer driven nutraceutical company. This has resulted in a shift in our sales away from resellers of NIAGEN® to our TRU NIAGEN® branded consumer product.

●
The consumer products segment posted gross profit of $3.3 million for the year ending in December 30, 2017. The Company expects the sales and gross profit for consumer products segment to grow over the next twelve months.

●
The gross profit for the core standards and contract services segment remained the same as the decrease in sales was offset by improved profitability.

Operating Expenses – Sales and Marketing. Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change
Sales and marketing expenses:
Ingredients	$1,280,000	$1,197,000	7%
Consumer Products	2,673,000	-	-
Core standards and contract services	506,000	361,000	40%

Total sales and marketing expenses	$4,459,000	$1,558,000	186%

●
For the ingredients segment, the increase is largely due to increased marketing efforts to raise consumer awareness for our line of proprietary ingredients.

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We will continue to expand both staffing as well as increase other marketing expense as we invest in building out our own global branded consumer product business.

●
For the core standards and contract services segment, the increase is mainly due to our increased marketing efforts.

Operating Expenses – Research and Development. Research and Development Expenses consist of clinical trials and process development expenses.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change
Research and development expenses:
Ingredients	$2,903,000	$2,488,000	17%
Consumer Products	1,104,000	-	-
Core standards and contract services	-	35,000	-100%

Total research and development expenses	$4,007,000	$2,523,000	59%

●
In 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the ingredients and consumer products segment, proportional to revenues recorded. Previously, these expenses were recorded all in the ingredients segment. Overall, we increased our research and development efforts compared to 2016 and we plan to continue to increase research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside.

●
For the core standards and contract services segment, we explored processes to develop certain compounds at a larger scale during the year ended December 31, 2016.

Operating Expenses – General and Administrative. General and Administrative Expenses consist of general company administration, IT, accounting and executive management expenses.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change

General and administrative	$17,642,000	$9,215,000	91%

The following expenses contributed to the increase in general and administrative expenses in 2017:

●
An increase in legal expenses. Our legal expenses increased to approximately $5.1 million in 2017 compared to approximately $1.3 million in 2016. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in share-based compensation. Our share-based compensation expense for 2017 increased to approximately $4.6 million compared to approximately $1.2 million for 2016.

●
Severance payments related our former Chief Financial Officer, Thomas Varvaro. The Company made an accrual of $0.6 million for future payments to be made over the next two years.

●
An increase of approximately $0.4 million in expenses associated with information and technology. We invested in additional staff and as well as external consulting in developing and maintaining our Ecommerce platform, which we use to sell our branded consumer product TRU NIAGEN®.

Operating Expenses – Other. Other expense consists of loss from an ongoing litigation.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change

Other	$746,000	$-	-

●
In relation to the ongoing litigation, the Company incurred a write-off of approximately $746,000 in gross trade receivable from Elysium related to royalties billed as part of the existing Trademark License and Royalty Agreement.

Nonoperating – Interest Expense, net. Interest expense, net consists of interest on loan payable and capital leases offset by interest income.

	Twelve months ending
	December 30, 2017	December 31, 2016	Change

Interest expense, net	$153,000	$333,000	-54%

●
The decrease in interest expense was mainly due to the term loan from Hercules Technology II, L.P. which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Depreciation and Amortization. For the twelve-month period ended December 30, 2017, we recorded approximately $0.5 million in depreciation compared to approximately $0.3 million for the twelve-month period ended December 31, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized. In the twelve-month period ended December 30, 2017, we recorded amortization on intangible assets of approximately $0.2 million compared to approximately $0.1 million for the twelve-month period ended December 31, 2016.

Income Taxes. At December 30, 2017 and December 31, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for each of 2017 and 2016.

Net cash used in operating activities. Net cash used in operating activities for the twelve-month period ended December 30, 2017 was approximately $9.8 million as compared to approximately $2.9 million for the twelve-month period ended December 31, 2016. Along with the net loss, a decrease in accounts payable was the largest use of cash during the twelve-month period ended December 30, 2017. Net cash used in operating activities for the twelve-month period ended December 31, 2016 largely reflects increase in trade receivables along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities. Net cash provided by investing activities was approximately $4.6 million for the twelve-month period ended December 30, 2017, compared to approximately $1.7 million used in for the twelve-month period ended December 31, 2016. Net cash provided by investing activities for the twelve-month period ended December 30, 2017 mainly consisted of proceeds from disposal of assets, offset by purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the twelve-month period ended December 31, 2016 mainly consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $48.9 million for the twelve-month period ended December 30, 2017, compared to approximately $0.8 million for the twelve-month period ended December 31, 2016. Net cash provided by financing activities for 2017 mainly consisted of proceeds from issuances of our common stock and exercise of stock options, offset by principal payments on capital leases. Net cash provided by financing activities for 2016 mainly consisted of proceeds from issuances of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases.

Trade Receivables. As of December 30, 2017, we had approximately $5.3 million in trade receivables as compared to approximately $5.9 million as of December 31, 2016.

Inventories. As of December 30, 2017, we had approximately $5.8 million in inventory, compared to approximately $7.9 million as of December 31, 2016. As of December 30, 2017, our inventory consisted of approximately $4.2 million of bulk ingredients, approximately $0.7 million of consumer products and approximately $0.9 million of phytochemical reference standards.  Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products. Consumer products inventory consists of TRU NIAGEN® branded finished bottles of dietary supplement products that contain NIAGEN® ingredient and related work-in-process inventory. Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company currently lists over 1,800 phytochemicals and 400 botanical reference materials in our catalog and holds a lot of these as inventory in small quantities, mostly in grams and milligrams.

Our normal operating cycle for reference standards is currently longer than one year. Due to the large number of different items we carry, certain groups of these reference standards have a sales frequency that is slower than others and varies greatly year to year. In addition, for certain reference standards, the cost saving is advantageous when purchased in larger quantities and we have taken advantage of such opportunities when available. Such factors have resulted in an operating cycle to be more than one year on average. The Company gains competitive advantage through the broad offering of reference standards and it is critical for the Company to continue to expand its library of reference standards it offers for the growth of business. Nevertheless, the Company has recently made changes in its reference standards inventory purchasing practice, which the management believes will result in an improved turnover rate and shorter operating cycle without impacting our competitive advantage.

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

Accounts Payable. As of December 30, 2017, we had $3.7 million in accounts payable compared to approximately $6.0 million as of December 31, 2016.

Advances from Customers. As of December 30, 2017, we had approximately $0.4 million in advances from customers compared to approximately $0.4 million as of December 31, 2016. These advances are for large-scale consulting projects, contract services and contract research projects where we require a deposit before beginning work.

Year Ended December 31, 2016 Compared to Year Ended January 2, 2016

Net Sales. Net sales consist of gross sales less discounts and returns.
	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Net sales:
Ingredients	$16,775,000	$12,542,000	34%
Core standards and contract services	4,890,000	5,343,000	-8%

Total net sales	$21,665,000	$17,885,000	21%

●
The increase in sales for the ingredients segment is due to increased sales of NIAGEN® and PTEROPURE®.

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales from our regulatory consulting operations. For regulatory consulting operations, we put a further emphasis on intercompany work supporting our ingredients segment.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
	December 31, 2016		January 2, 2016
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Ingredients	$7,920,000	47%	$6,664,000	53%
Core standards and contract services	3,354,000	69%	3,686,000	69%

Total cost of sales	$11,274,000	52%	$10,350,000	58%

The cost of sales, as a percentage of net sales, decreased 6%.

●
The decrease in cost of sales, as a percentage of net sales, for the ingredients segment is largely due to price reductions from our suppliers through increased purchase volumes.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment remained the same at 69%.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Gross profit:
Ingredients	$8,855,000	$5,878,000	51%
Core standards and contract services	1,536,000	1,657,000	-7%

Total gross profit	$10,391,000	$7,535,000	38%

●
The gross profit for the ingredients segment increased due to the increased sales of the ingredient portfolio we offer, coupled with lower prices from our suppliers due to increased purchase volumes.

●
The decreased gross profit for the core standards and contract services segment is largely due to decreased sales from our regulatory consulting operations, which put a greater focus on intercompany work supporting our ingredients segment.

Operating Expenses – Sales and Marketing. Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Sales and marketing expenses:
Ingredients	$1,197,000	$1,112,000	8%
Core standards and contract services	361,000	396,000	-9%

Total sales and marketing expenses	$1,558,000	$1,508,000	3%

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

Operating Expenses – Research and Development. Research and Development Expenses consist of clinical trials and process development expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change
Research and development expenses:
Ingredients	$2,488,000	$892,000	179%
Core standards and contract services	35,000	-	-

Total research and development expenses	$2,523,000	$892,000	183%

●
For the ingredients segment, we increased our research and development efforts with a focus on NIAGEN®.

●
For the core standards and contract services segment, the expense is mainly associated with exploring processes to develop certain compounds at a larger scale.

Operating Expenses – General and Administrative. General and Administrative Expenses consist of general company administration, IT, accounting and executive management expenses.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change

General and administrative	$9,215,000	$7,201,000	28%

●
One of the factors that contributed to the increase in general and administrative expenses was an increase in bad debt expense. Our bad debt expense for 2016 increased to approximately $0.9 million compared to $0.4 million for 2015. In December 2016, we recorded an allowance of $0.5 million for a certain doubtful account against bad debt expenses.

●
Another factor that contributed to the increase was an increase in patent maintenance expense. Our patent maintenance expense for 2016 increased to approximately $0.7 million compared to approximately $0.4 million for 2015.

●
Another factor that contributed to the increase was an increase of approximately $0.5 million in expenses associated with administrative staff. We made certain operational changes as certain personnel who were previously assigned to our sales and marketing group were moved to an administrative group in 2016.

●
Another factor that contributed to the increase in general and administrative expense was an increase in royalties we pay to patent holders as the sales for licensed products increased in 2016. For 2016, royalty expense increased to approximately $0.7 million, compared to approximately $0.5 million for 2015.

●
Also, there were one-time expenses of approximately $0.1 million associated with the initial listing of the Company’s stock on the NASDAQ Capital Market in 2016.

●
These increases in expenses were offset by the decrease in share-based compensation expense. For 2016, our share-based compensation expense decreased to approximately $1.2 million compared to approximately $2.0 million for 2015.

Nonoperating – Interest Expense, net. Interest expense consists of interest on loan payable and capital leases offset by interest income.

	Twelve months ending
	December 31, 2016	January 2, 2016	Change

Interest expense, net	$333,000	$567,000	-41%

●
The decrease in interest expense was mainly related to the Term Loan Agreement dated September 29, 2014, between the Company and Hercules Technology II, L.P, which the Company drew down an initial $2.5 million on September 29, 2014 and a second $2.5 million on June 18, 2015. The Company fully repaid the loan on June 14, 2016.

Depreciation and Amortization. For the twelve-month period ended December 31, 2016, we recorded approximately $0.3 million in depreciation compared to approximately $0.3 million for the twelve-month period ended January 2, 2016. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized. In the twelve-month period ended December 31, 2016, we recorded amortization on intangible assets of approximately $88,000 compared to approximately $45,000 for the twelve-month period ended January 2, 2016.

Income Taxes. At December 31, 2016 and January 2, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for 2016 and 0.2% for 2015.

Net cash used in operating activities. Net cash used in operating activities for the twelve-month period ended December 31, 2016 was approximately $2.9 million as compared to approximately $2.1 million for the twelve-month period ended January 2, 2016. Along with the net loss, an increase in trade receivables were the largest uses of cash during the twelve-month period ended December 31, 2016. Net cash used in operating activities for the twelve-month period ended January 2, 2016 largely reflects increase in inventories, trade receivables along with the net loss, as well.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities. Net cash used in investing activities was approximately $1.7 million for the twelve-month period ended December 31, 2016, compared to approximately $0.6 million for the twelve-month period ended January 2, 2016. Net cash used in investing activities for the twelve-month period ended December 31, 2016 mainly consisted of purchases of leasehold improvements and equipment and intangible assets. Net cash used in investing activities for the twelve-month period ended January 2, 2016 also consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $0.8 million for the twelve-month period ended December 31, 2016, compared to approximately $4.3 million for the twelve-month period ended January 2, 2016. Net cash provided by financing activities for 2016 mainly consisted of proceeds from issuances of our common stock and warrants through a private offering to our existing stockholders and exercise of stock options, offset by principal payments on loan payable and capital leases. Net cash provided by financing activities for 2015 consisted of proceeds from loan payable and issuances of our common stock and warrants through a private offering to our existing stockholders.

Liquidity and Capital Resources

For the twelve-month periods ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company has incurred losses from continuing operations of approximately $16.5 million, $3.6 million and $2.6 million, respectively. Net cash used in operating activities for the twelve-month periods ended December 30, 2017, December 31, 2016 and January 2, 2016 was approximately $9.8 million, $2.9 million and $2.1 million, respectively. The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

As of December 30, 2017, the cash and cash equivalents totaled approximately $45.4 million. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least March 16, 2019. The Company may, however, seek additional capital prior to March 16, 2019, both to meet its projected operating plans after March 16, 2019 and/or to fund its longer term strategic objectives.

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

Off-Balance Sheet Arrangements

During the fiscal years ended December 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements other than ordinary operating leases as disclosed in the accompanying financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 30, 2017:

	Payments due by period
	Total	2018	2019	2020	2021	2022

Capital leases	$576,000	$236,000	$196,000	$126,000	$18,000	$-
Operating leases	2,093,000	601,000	590,000	424,000	340,000	138,000
Purchase obligations	3,571,000	3,489,000	82,000	-	-	-
Total	$6,240,000	$4,326,000	$868,000	$550,000	$358,000	$138,000

Capital leases. We lease equipment under capitalized lease obligations with a term of typically 4 or 5 years. We make monthly instalment payments for these leases.

Operating leases. We lease our office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from September 2018 through February 2024. We make monthly payments on these leases.

Purchase obligations. We enter into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, research and development, and laboratory supplies.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.

The Company will adopt ASU 2014-09, effective the first day of our fiscal year 2018, using the modified retrospective transition method. Under this method, the Company could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. The Company elected to apply the modified retrospective method to contracts that are not complete as of December 31, 2017. We do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements.

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

Share-based compensation: Under the Company's 2017 Equity Incentive Plan, as amended, the Board of Directors may grant restricted stock or stock options to employees and non-employees. For employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the period the employee is required to provide services for the award. For non-employees, share-based compensation cost is recorded for all option grants and awards of non-vested stock and is remeasured over the vesting term as earned. The expense is recognized over the period the non-employee is required to provide services for the award.

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

Interest Rate Risk

We may become exposed to risks associated with changes in interest rates in connection with our credit facility with Western Alliance. As of December 30, 2017, we did not have an outstanding loan payable balance, however, we established a formula based revolving credit line with Western Alliance Bank, pursuant to which we may borrow an aggregate principal amount of up to $5,000,000, subject to certain terms and conditions. If we decide to borrow from this credit line, the interest rate will be calculated at a floating rate per month equal to the greater of 3.50% per year or the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus 2.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. If the Prime Rate rises, we will incur more interest expenses. Any borrowing, interest or other fees or obligations that we owe Western Alliance will become due and payable on November 4, 2018.

Our capital lease obligations bear interest at a fixed rate and therefore have no exposure to changes in interest rates.

The Company’s cash consists of short term, highly liquid investments in money market funds managed by banks. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on either the fair market value of our portfolio, our operating results or our cash flows.

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments. Our international sales are denominated in U.S. dollars and we collect in U.S. dollars.

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 8.	Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ChromaDex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 30, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 15, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
ChromaDex Corporation

Opinion on Internal Control over Financial Reporting

We have audited ChromaDex Corporation's (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 30, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended of the Company and our report dated March 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum LLP

Marcum llp

New York, NY
March 15, 2018

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
December 30, 2017 and December 31, 2016
	2017	2016
Assets

Current Assets
Cash	$45,388,848	$1,642,429
Trade receivables, net of allowance of $0.7 million and $1.1 million, repectively;
Receivables from Related Party: $1.0 million and $0, respectively	5,337,868	5,852,030
Inventories	5,796,281	7,912,630
Prepaid expenses and other assets	655,321	311,539
Current assets held for sale	-	18,315
Total current assets	57,178,318	15,736,943

Leasehold Improvements and Equipment, net	2,871,886	1,778,171
Deposits	271,631	377,532
Receivable held at escrow	750,358	-
Intangible assets, net	1,651,407	486,226
Long-term investment, related party	-	20,318
Noncurrent assets held for sale	-	1,352,878
Total assets	$62,723,600	$19,752,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,718,407	$5,978,288
Accrued expenses	3,645,355	2,170,172
Current maturities of capital lease obligations	195,533	255,461
Customer deposits and other	314,335	389,010
Deferred rent, current	114,304	76,219
Due to officer	100,000	-
Total current liabilities	8,087,934	8,869,150

Capital lease obligations, less current maturities	310,089	343,589
Deferred rent, less current	491,909	380,205
Noncurrent liabilities held for sale	-	184,766
Total liabilities	8,889,932	9,777,710

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000,000 shares;
issued and outstanding 2017 54,696,741 shares and 2016 37,544,531 shares	54,697	37,545
Additional paid-in capital	110,380,163	55,160,387
Accumulated deficit	(56,601,192)	(45,223,574)
Total stockholders' equity	53,833,668	9,974,358
Total liabilities and stockholders' equity	$62,723,600	$19,752,068

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 30, 2017, December 31, 2016 and January 2, 2016
	2017	2016	2015

Sales, net	$21,201,482	$21,664,648	$17,884,886
Cost of sales	10,724,177	11,274,114	10,350,281

Gross profit	10,477,305	10,390,534	7,534,605

Operating expenses:
Sales and marketing	4,459,224	1,558,213	1,507,868
Research and development	4,007,381	2,522,768	891,601
General and administrative	17,641,889	9,214,763	7,201,231
Other	745,773	-	-
Operating expenses	26,854,267	13,295,744	9,600,700

Operating loss	(16,376,962)	(2,905,210)	(2,066,095)

Nonoperating income (expense):
Interest expense, net	(152,784)	(333,286)	(566,917)
Loss on debt extinguishment	-	(313,099)	-
Nonoperating expenses	(152,784)	(646,385)	(566,917)

Loss before income taxes	(16,529,746)	(3,551,595)	(2,633,012)
Provision for income taxes	-	-	(4,527)

Loss from continuing operations	(16,529,746)	(3,551,595)	(2,637,539)

Income (loss) from discontinued operations	(315,140)	623,410	(133,528)
Gain on sale of discontinued operations	5,467,268	-	-

Income (loss) from discontinued operations, net	5,152,128	623,410	(133,528)

Net loss	$(11,377,618)	$(2,928,185)	$(2,771,067)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.37)	$(0.10)	$(0.07)
Earnings (loss) from discontinued operations	$0.11	$0.02	$(0.01)

Basic and diluted loss per common share	$(0.26)	$(0.08)	$(0.08)

Basic and diluted weighted average common shares outstanding	44,598,879	37,294,321	35,877,341

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 30, 2017, December 31, 2016 and January 2, 2016
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, January 3, 2015	35,090,352	35,090	43,487,623	(39,524,322)	3,998,391

Issuance of common stock, net of
offering costs of $25,000	533,334	534	1,974,359	-	1,974,893

Exercise of stock options	40,236	40	94,806	-	94,846

Vested restricted stock	228,000	228	(228)	-	-

Share-based compensation	111,667	112	1,977,499	-	1,977,611

Net loss	-	-	-	(2,771,067)	(2,771,067)

Balance, January 2, 2016	36,003,589	36,004	47,534,059	(42,295,389)	5,274,674

1 for 3 reverse stock split, isssuance
due to fractional shares round up	1,632	2	(2)	-	-

Issuance of common stock, net of
offering costs of $33,000	1,245,227	1,245	5,716,230	-	5,717,475

Exercise of stock options	280,086	280	716,332	-	716,612

Vested restricted stock	13,997	14	(14)	-	-

Share-based compensation	-	-	1,193,782	-	1,193,782

Net loss	-	-	-	(2,928,185)	(2,928,185)

Balance, December 31, 2016	37,544,531	$37,545	$55,160,387	$(45,223,574)	$9,974,358

Issuance of common stock, net of
offering costs of $1,420,000	15,592,788	15,593	47,578,626	-	47,594,219

Exercise of stock options	884,754	885	3,037,075	-	3,037,960

Vested restricted stock	674,668	674	(674)	-	-

Share-based compensation			4,604,749	-	4,604,749

Net loss	-	-	-	(11,377,618)	(11,377,618)

Balance, December 30, 2017	54,696,741	$54,697	$110,380,163	$(56,601,192)	$53,833,668

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 30, 2017, December 31, 2016 and January 2, 2016
	2017	2016	2015

Cash Flows From Operating Activities
Net loss	$(11,377,618)	$(2,928,185)	$(2,771,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	509,933	331,734	285,536
Amortization of intangibles	206,208	87,826	45,014
Share-based compensation expense	4,604,749	1,193,782	1,977,611
Allowance for doubtful trade receivables	(411,475)	713,122	329,844
Gain from disposal of assets	(5,467,268)	-	-
Loss from disposal of equipment	4,649	7,114	19,643
Loss from impairment of intangibles	-	-	19,495
Loss on debt extinguishment	-	313,099	-
Non-cash financing costs	120,759	110,161	188,442
Changes in operating assets and liabilities:
Trade receivables	937,093	(4,114,561)	(873,726)
Inventories	2,177,263	240,851	(4,439,458)
Prepaid expenses and other assets	(296,312)	(133,855)	(82,124)
Accounts payable	(2,363,653)	(245,670)	2,772,350
Accrued expenses	1,471,976	867,307	449,180
Customer deposits and other	(67,855)	117,008	37,567
Deferred rent	179,873	503,671	(69,445)
Due to officer	(32,500)	-	-
Net cash used in operating activities	(9,804,178)	(2,936,596)	(2,111,138)

Cash Flows From Investing Activities
Proceeds from disposal of assets, net of transaction costs	5,953,390	-	-
Purchases of leasehold improvements and equipment	(1,167,506)	(1,504,922)	(525,231)
Purchases of intangible assets	(183,958)	(220,000)	(122,500)
Net cash provided by (used in) investing activities	4,601,926	(1,724,922)	(647,731)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	46,594,216	5,717,474	1,974,893
Proceeds from exercise of stock options	3,037,960	716,612	94,846
Proceeds from loan payable	-	-	2,500,000
Payment of debt issuance costs	(75,178)	(176,836)	(15,000)
Principal payment on loan payable	-	(5,000,000)	-
Cash paid for debt extinguishment costs	-	(281,092)	-
Principal payments on capital leases	(608,327)	(221,883)	(210,948)
Net cash provided by financing activities	48,948,671	754,275	4,343,791

Net increase (decrease) in cash	43,746,419	(3,907,243)	1,584,922

Cash Beginning of Year	1,642,429	5,549,672	3,964,750

Cash Ending of Year	$45,388,848	$1,642,429	$5,549,672

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$57,024	$261,738	$427,591

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$1,187,430	$-	$-
Capital lease obligation incurred for the purchase of equipment	$514,899	$156,655	$303,933
Receivable from disposal of assets held at escrow	$750,000	$-	$-
Inventory supplied to Healthspan Research, LLC for equity interest, at cost	$-	$20,318	$-
Retirement of fully depreciated equipment - cost	$57,424	$90,803	$121,213
Retirement of fully depreciated equipment - accumulated depreciation	$(57,424)	$(90,803)	$(121,213)

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business and Liquidity

Nature of business: ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. (collectively, the “Company” or, in the first person as “we” “us” and “our”) are an integrated, global nutraceutical company devoted to improving the way people age. The Company's scientists partner with leading universities and research institutions worldwide to uncover the full potential of NAD and identify and develop novel, science-based ingredients. Its flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as intellectual property protection. The Company also has core standards and contract services segment, which focuses on natural product fine chemicals (known as “phytochemicals”), chemistry services, and regulatory consulting.

Liquidity: The Company has incurred a loss from continuing operations of approximately $16.5 million and a net loss of approximately $11.4 million for the year ended December 30, 2017, and net losses of approximately $2.9 million and $2.8 million for the years ended December 31, 2016 and January 2, 2016, respectively. As of December 30, 2017, the cash and cash equivalents totaled approximately $45.4 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least March 16, 2019. The Company may, however, seek additional capital prior to March 16, 2019, both to meet its projected operating plans after March 16, 2019 and/or to fund its longer term strategic objectives.

Note 2.	Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company's fiscal years 2017, 2016 and 2015 ended on the Saturday closest to December 31.

Change in Fiscal Year: On January 25, 2018, the Board of Directors of ChromaDex Corporation approved a resolution to change the Company’s fiscal year from a 52/53-week fiscal year that ends on the Saturday closest to December 31 to a calendar year. As such, the Company’s 2018 fiscal year will be extended from December 29, 2018 to December 31, 2018, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Effective fiscal year 2018, the Company’s quarterly results will be for the periods ending March 31, June 30, September 30 and December 31.

Adopted Accounting Pronouncements Fiscal 2017: In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company early adopted the amendments in this ASU effective as of January 1, 2017. On March 12, 2017, the Company acquired all the outstanding equity interests of Healthspan Research, LLC ("Healthspan") pursuant to a Membership Interest Purchase Agreement by and among (i) Robert Fried, Jeffrey Allen and Dr. Charles Brenner (the “Sellers”) and (ii) ChromaDex Corporation. Under ASU 2017-01, this transaction was treated as an acquisition of assets, rather than a business.

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

Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers are included in net sales. Shipping and handling fees billed to customers and the cost of shipping and handling fees billed to customers for the years ending December 30, 2017, December 31, 2016 and January 2, 2016 are as follows:

	2017	2016	2015
Shipping and handling fees billed	$137,000	$110,000	$113,000
Cost of shipping and handling fees billed	$185,000	$108,000	$112,000

Shipping and handling fees not billed to customers are recognized as cost of sales.

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Cash concentration: The Company maintains its cash in one bank.

Trade accounts receivable, net: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance amounts for the periods ended December 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Allowances Related to
Customer C	$500,000	$800,000
Customer E	-	198,000
Other Allowances	169,000	83,000
	$669,000	$1,081,000

Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Credit risk: Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. For cash and cash equivalents, the Company has them either in a form of bank deposits or highly liquid debt instruments in investment-grade pursuant to the Company's investment policy. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 30, 2017, we held a total deposit of approximately $45.4 million with one institution which exceeded the FDIC limit. We, however, believe we have very little credit risk exposure for our cash and cash equivalents. Our trade receivables are derived from sales to our customers. We assess credit risk of our customers through quantitative and qualitative analysis. From this analysis, we establish credit limits and manage the risk exposure. We, however, incur credit losses due to bankruptcy or other failure of the customer to pay.

Inventories: Inventories are comprised of primarily finished goods. They are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The inventory on the balance sheet is recorded net of valuation allowances. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The amounts of major classes of inventory for the periods ended December 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Bulk ingredients	$4,159,000	$7,044,000
Reference standards	1,027,000	1,033,000
Consumer Products - Finished Goods	503,000	-
Consumer Products - Work in Process	249,000	-
	5,938,000	8,077,000
Less valuation allowance	142,000	164,000
	$5,796,000	$7,913,000

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

Customer deposits and other: Customer deposits and other represent cash received from customers in advance of product shipment or delivery of services.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and various state tax returns. Open tax years for these jurisdictions are 2014 to 2017, which statutes expire in 2018 to 2021, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 30, 2017, the Company has no liability for unrecognized tax benefits.

Research and development costs: Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended December 30, 2017, December 31, 2016 and January 2, 2016 were approximately $1,914,000, $58,000 and $104,000, respectively.

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

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model. The volatility assumption is based on the historical volatility of the Company's common stock. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method since most of the options granted were “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 to 90 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable.

Market conditions that affect vesting of stock options are considered in the grant-date fair value. The issues surrounding the valuation for such awards can be complex and consideration needs to be given for how the market condition should be incorporated into the valuation of the award. The Company considers using other valuation techniques, such as Monte Carlo simulations based on a lattice approach, to value awards with market conditions.

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

Effective January 1, 2017, the Company made an election to recognize forfeitures when they occur as a result of the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify the accounting for stock compensation.

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

The Company will adopt ASU 2014-09, effective the first day of our fiscal year 2018, using the modified retrospective transition method. Under this method, the Company could elect to apply the cumulative effect method to either all contracts as of the date of initial application or only to contracts that are not complete as of that date. The Company elected to apply the modified retrospective method to contracts that are not complete as of the first day of our fiscal year 2018. In 2017, approximately $19.7 million of the Company's total revenue of $21.2 million, or 93% of the total revenue, was as a result of shipping physical goods to the customers. For such revenue streams which we ship physical goods, we believe that there will be a minimal impact compared to our current accounting policies as the duration of the contract term is short and it ends when control of the goods transfers to the customer. We also have a revenue stream which we provide regulatory consulting services to our clients. In 2017, our revenue from this stream was approximately $0.7 million, or 3% of the total revenue. For some of these services, we are currently recognizing revenue based on achievements of milestones as prescribed in the contracts with the customers. ASU 2014-09 states that an entity should recognize revenue over time by measuring the progress toward complete satisfaction of the performance obligation. This revenue stream will be impacted by the adoption of ASU 2014-09.

We have begun the implementation process of adopting ASU 2014-09 and we do not believe there are any significant implementation matters that have not yet been addressed. We do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements.

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

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended December 30, 2017, December 31, 2016 and January 2, 2016.

	Years Ended
	2017	2016	2015

Net loss	$(11,377,618)	$(2,928,185)	$(2,771,067)

Basic and diluted loss per common share	$(0.26)	$(0.08)	$(0.08)

Basic and diluted weighted average common shares outstanding (1):	44,598,879	37,294,321	35,877,341

Potentially dilutive securities (2):
Stock options	6,534,167	5,210,334	5,244,918
Warrants	470,444	470,444	423,007
Convertible debt	-	-	257,798

(1) Includes approximately 0.5 million, 0.4 million and 0.4 million nonvested restricted stock for the years 2017, 2016 and 2015, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 4.	Intangible Assets

Intangible assets consisted of the following:

	2017	2016	Weighted Average Total Amortization Period

Healthspan Research LLC Acquisition (See Note 9)	$1,346,000	$-	10 years
License agreements and other	1,494,000	1,469,000	9 years
Less accumulated depreciation	(1,189,000)	(983,000)
	$1,651,000	$486,000

Amortization expenses on amortizable intangible assets included in the consolidated statement of operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were approximately $206,000, $88,000 and $45,000, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

Years ending December:
2018	$233,000
2019	233,000
2020	228,000
2021	209,000
2022	171,000
Thereafter	577,000
$1,651,000

Note 5.	Leasehold Improvements and Equipment, Net

Leasehold improvements and equipment, net of assets held for sale, consisted of the following:

	2017	2016	Useful Life

Laboratory equipment	$1,869,000	$1,142,000	10 years
Leasehold improvements	1,699,000	1,332,000	Lesser of lease term or estimated useful life
Computer equipment	511,000	400,000	3 to 5 years
Furniture and fixtures	90,000	41,000	7 years
Office equipment	18,000	10,000	10 years
Construction in progress	131,000	170,000
	4,318,000	3,095,000
Less accumulated depreciation	1,446,000	1,317,000
	$2,872,000	$1,778,000

Depreciation expenses on leasehold improvements and equipment included in the consolidated statement of operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were approximately $510,000, $332,000 and $286,000, respectively.

The Company leases equipment under capitalized lease obligations with a total cost of approximately $871,000 and $1,214,000 and accumulated amortization of $126,000 and $277,000 as of December 30, 2017 and December 31, 2016, respectively.

Note 6.	Capitalized Lease Obligations

Minimum future lease payments under capital leases as of December 30, 2017, are as follows:

Year ending December:
2018	$236,000
2019	196,000
2020	126,000
2021	18,000
Total minimum lease payments	576,000
Less amount representing interest at a rate of approximately 9.8% per year	70,000
Present value of net minimum lease payments	506,000
Less current portion	196,000
Long-term obligations under capital leases	$310,000

Interest expenses related to capital leases were approximately $57,000, $48,000 and $62,000 for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Note 7.	Line of Credit

On November 4, 2016, the Company entered into a business financing agreement (“Financing Agreement”) with Western Alliance Bank (“Western Alliance”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. As of December 30, 2017 and December 31, 2016, the Company did not have any outstanding loan payable from this line of credit arrangement.

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

Debt Issuance Costs

The Company incurred debt issuance costs of approximately $252,000 in connection with this line of credit arrangement and had an unamortized balance of approximately $115,000 as of December 30, 2017. For the line of credit arrangement, the Company has elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.

Note 8.	Income Taxes

The provision for income tax consists of following:
	2017	2016	2015
Current
Federal	$-	$-	$-
State	-	-	4,527
Deferred (net of valuation allowance)
Federal	-	-	-
State	-	-	-
Income tax provision	$-	$-	$4,527

At December 30, 2017 and December 31, 2016, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rates of 0%, 0% and 0.2% for years 2017, 2016 and 2015, respectively. At December 30, 2017 and December 31, 2016, we recorded a valuation allowance of $12.9 million and $15.5 million, respectively. The valuation allowance decreased by $2.6 million during 2017.

A reconciliation of income taxes computed at the statutory Federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2017	2016	2015

Federal income tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(5.3)%	(5.3)%	(5.1)%
Permanent differences	7.6%	8.4%	5.7%
Change in tax rates	0%	(0.3)%	0.7%
Changes of state net operating losses	1.3%	1.8%	17.4%
Change in stock options and restricted stock	(1.3)%	11.8%	0.0%
Change in valuation allowance	(23.1)%	16.4%	13.7%
Remeasurement of deferred taxes asset / liability	53.4%	-	-
Other	1.4%	1.2%	1.8%
Effective tax rate	0.0%	0.0%	0.2%

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $19.1 million have been revalued to approximately $13.0 million with a corresponding decrease to the Company’s valuation allowance. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The deferred income tax assets and liabilities consisted of the following components as of December 30, 2017 and December 31, 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$9,963,000	$11,023,000
Capital loss carryforward	-	811,000
Stock options and restricted stock	1,873,000	2,694,000
Inventory reserve	143,000	195,000
Allowance for doubtful accounts	183,000	425,000
Accrued expenses	674,000	487,000
Deferred revenue	19,000	13,000
Intangibles	27,000	29,000
Deferred rent	166,000	252,000
	13,048,000	15,929,000
Less valuation allowance	(12,904,000)	(15,530,000)
	144,000	399,000

Deferred tax liabilities:
Leasehold improvements and equipment	(9,000)	(282,000)
Prepaid expenses	(135,000)	(117,000)
	(144,000)	(399,000)

	$-	$-

The Company has tax net operating loss carryforwards for federal and state income tax purposes of approximately $40.0 million and $29.6 million, respectively which begin to expire in the year ending December 31, 2023 and 2022, respectively.

Under the Internal Revenue Code, certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company has determined that the stock issued in the year of 2017 did not create a change in control under the Internal Revenue Code Section 382. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not identified any uncertain tax positions requiring a reserve as of December 30, 2017 and December 31, 2016.

Note 9.	Related Party Transactions

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

Healthspan was formed in August 2015 to offer and sell finished bottle product TRU NIAGEN® directly to consumers through internet-based selling platforms. TRU NIAGEN® is currently the Company's leading product. Prior to the acquisition, the Company has supplied certain amount of NIAGEN® to Healthspan as a raw material inventory in exchange for a 4% equity interest in Healthspan. An additional 5% equity interest was received for granting certain exclusive rights to resell NIAGEN® prior to the total acquisition on March 12, 2017.

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

The acquired intangible asset is considered to have a useful life of 10 years. The expense is amortized using the straight-line method over the useful life and the Company recognized an amortization expense of approximately $109,000 for the year ended December 30, 2017.

In cancellation of a loan owed by Healthspan to Mr. Fried prior to the acquisition, the Company repaid $32,500 to Mr. Fried on March 13, 2017 and also repaid $100,000 on March 9, 2018. No interest was paid for the $100,000 repaid on March 9, 2018.

Sale of consumer products, related party

During July 2017, the Company entered into an exclusivity agreement (the "Customer G Agreement") with Customer G, whereby the Company agreed to exclusively sell its TRU NIAGEN® dietary supplement product to Customer G in certain territories in Asia. During the year ended December 30, 2017, the Company sold approximately $4.1 million of TRU NIAGEN® dietary supplement product pursuant to the Customer G Agreement. As of December 30, 2017, the trade receivable from Customer G was approximately $1.0 million.

Li Ka Shing, who beneficially owns more than 10% of the Company's common stock, beneficially owns approximately 30% of Entity A and Entity A beneficially owns approximately 75% of Customer G. In accordance with the Company's Related-Person Transactions Policy, the Audit Committee of the Company's Board of Directors ratified the terms of sales agreement with Customer G.

Note 10.	Discontinued Operations

On September 5, 2017, the Company completed the sale of its operating assets that were used with the Company's quality verification program testing and analytical chemistry business for food and food related products (the "Lab Business") to Covance Laboratories Inc. ("Covance"). In consideration of the Lab Business sale, the Company received $6.75 million from Covance and additional cash consideration of $0.8 million is currently held in escrow to satisfy any potential indemnification claims by Covance. The Company was also eligible to receive an additional earnout payment from Covance in an amount equal to up to $1.0 million, tied to 2017 revenue of the Lab Business. However, 2017 revenue of the Lab Business came up short of the required threshold and this contingent consideration was not earned.

The Company recorded a gain of approximately $5.5 million from the disposal.

(A) Consideration received		(C) Carrying value of the Lab Business

	Amount	Assets disposed	Carrying value
Cash payment	$6,750,000	Leasehold improvements and equipment, net	$1,427,000
Cash payment held in escrow (1)	750,000	Prepaid expenses	11,000
Additional earnout payment	-	Deposits	20,000
	$7,500,000
		Liabilities disposed
(B) Selling costs		Deferred revenue	(7,000)
	Amount	Deferred rent	(215,000)
Legal	$428,000
Financial consulting	250,000
Other	118,000
	$796,000	Net assets	$1,236,000
Gain from disposal (A) - (B) - (C)	$5,468,000

(1) $750,000 is expected to be held in escrow until March 2019 to satisfy any indemnification claims.

The sale of the Lab Business qualifies as a discontinued operation as the sale represents a strategic shift that has (or will have) a major effect on operations and financial results.

The results of operations from the discontinued operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 are as follows:

Statements of Operations - Discontinued operations
Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	2017	2016	2015

Sales	$2,820,631	$5,146,438	$4,129,254
Cost of sales	2,478,827	3,615,840	3,182,851

Gross profit	341,804	1,530,598	946,403

Operating expenses:
Sales and marketing	482,134	692,376	818,920
General and administrative	150,171	178,446	215,220
Operating expenses	632,305	870,822	1,034,140

Operating income (loss)	(290,501)	659,776	(87,737)

Nonoperating income (expense):
Interest expense, net	(24,639)	(36,366)	(45,791)
Nonoperating expenses	(24,639)	(36,366)	(45,791)

Income (loss) from discontinued operations	$(315,140)	$623,410	$(133,528)

The assets and liabilities that are classified as held for sale as of December 31, 2016 are as follows:

Dec. 31, 2016
Current assets held for sale
Prepaid expenses	$18,315

Leasehold Improvements and Equipment, net	1,333,203
Deposits	19,675

Total assets held for sale	1,371,193

Deferred rent	184,766

Total liabilities held for sale	$184,766

Depreciation, capital expenditures and significant noncash investing activities of the discontinued operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 are as follows:

	2017	2016	2015

Depreciation	$169,250	$254,755	$234,010
Purchase of leasehod improvements and equipment	$111,232	$313,842	$190,632

Noncash investing activity
Capital lease obligation incurred for the purchase of equipment	$-	$156,655	$303,933
Retirement of fully depreciated equipment - cost	$55,947	$76,050	$119,888
Retirement of fully depreciated equipment - accumulated depreciation	$(55,947)	$(76,050)	$(119,888)

Note 11.	Share-Based Compensation

11A. Employee Share-Based Compensation

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

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan is intended to be the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). Under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 3,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, and (iii) any returned shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares.

Under both 2007 Plan and 2017 Plan, the total number of shares the Company may grant, excluding returned shares, was approximately 10.8 million shares. The remaining amount available for issuance under the 2017 Plan totaled approximately 1.4 million shares at December 30, 2017.

General Vesting Conditions

The stock option awards generally vest ratably over a three to four-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options that are not market based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted to employees during the years ended December 30, 2017, December 31, 2016 and January 2, 2016.

Year Ended December	2017	2016	2015
Expected term	6 years	6 years	6 years
Volatility	72%	73%	76%
Dividend Yield	0%	0%	0%
Risk-free rate	2%	1%	2%

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options granted to employees. These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at January 3, 2015	4,241,386	$3.39	7.00

Options Granted	730,562	3.66	10.00	$2.28
Options Classification from Employee to Non-Employee	(514,024)	2.79	7.78
Options Exercised	(40,236)	2.37			$58,000
Options Forfeited	(103,425)	3.93
Outstanding at January 2, 2016	4,314,263	$3.50	6.44

Options Granted	742,485	3.91	10.00	$2.49
Options Exercised	(238,423)	2.67			$502,000
Options Expired	(183,334)	4.50
Options Forfeited	(353,840)	4.15
Outstanding at December 31, 2016	4,281,151	$3.52	6.36		$1,352,000

Options Granted	1,110,404	3.25	10.00	$2.07
Options Exercised	(863,712)	2.42			$2,455,000
Options Expired	(3,334)	4.50
Options Forfeited	(73,483)	3.88
Outstanding at December 30, 2017	4,451,026	$4.45	5.76		$10,740,000*

Exercisable at December 30, 2017	2,937,613	$3.54	5.18		$7,230,000*

*The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $5.88 on the last day of business for the year ended December 30, 2017.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity:

Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at January 3, 2015	66,668	$1.89	8.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	66,668	$1.89	7.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2016	66,668	$1.89	6.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 30, 2017	66,668	$1.89	5.08		$266,000

Exercisable at December 30, 2017	66,668	$1.89	5.08		$266,000

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $5.88 on the last day of business for the period ended December 30, 2017.

3) Market Based Stock Options

The Company also grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company's stock price. The following table summarizes market based stock options activity:

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2016	-	$-	-
Options Granted	1,000,000	4.24	10.00	$3.04
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 30, 2017	1,000,000	$4.24	9.24		$1,640,000

Exercisable at December 30, 2017	55,556	$4.24	9.24		$91,000

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $5.88 on the last day of business for the period ended December 30, 2017.

The fair value of 1,000,000 options granted during the period ended December 30, 2017 was measured using Monte Carlo simulations based on a lattice approach with following assumptions:

Volatility:	67%
Contractual Term:	10 years
Risk Free Rate:	2.4%
Cost of Equity:	15.7%

For the contractual term, we are using 10 years as this is not a "plain vanilla" option. SEC Staff Accounting Bulletin No. 107 simplified method for estimating the expected term can be only used if the option is a "plain vanilla" option.

As of December 30, 2017, there was approximately $5.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted to employees:

		Weighted Average
		Award-Date
	Shares	Fair Value
Unvested shares at January 3, 2015	530,007	$3.54
Granted	-	-
Vested	(173,336)	4.23
Forfeited	-	-
Unvested shares at January 2, 2016	356,671	$3.21
Granted	-	-
Vested	(6,668)	4.23
Forfeited	-	-
Unvested shares at December 31, 2016	350,003	$3.20
Granted	500,000	5.08
Vested	(666,668)	4.60
Forfeited	-	-
Unvested shares at December 30, 2017	183,335	$3.25

Expected to Vest as of December 30, 2017	183,335	$3.25

During the year ended December 30, 2017, the Company granted 500,000 shares of restricted stock award to the Company's President and Chief Operating Officer Robert Fried, which vested during the year ended December 30, 2017. The expense for vested restricted stock was approximately $2.5 million and was recognized during the year ended December 30, 2017.

During the year ended December 30, 2017, the Company's former Chief Financial Officer, Thomas Varvaro resigned and received immediate vesting of his unvested restricted stock of 166,668 shares. The expense for the vested restricted stock was approximately $525,000 and was recognized prior to the fiscal year 2015.

During the years ended December 31, 2016 and January 2, 2016, several members of the Board resigned from the Board and received immediate vesting of their unvested restricted stock of 6,668 shares and 173,336 shares, respectively. The expense for the vested restricted stock was approximately $761,000 and was recognized all during the fiscal year ended January 3, 2015.

Employee Option and Restricted Stock Compensation

The Company recognized share-based compensation expense of approximately $4.4 million, $1.1 million and $1.5 million in general and administrative expenses in the statement of operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

11B.	Non-Employee Share-Based Compensation

Stock Option Plan

The following table summarizes activity of stock options granted to non-employees:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	350,158	$4.05	5.46
Options Granted	-	-
Options Classification from Employee to Non-Employee	514,024	2.79	7.78
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at January 2, 2016	864,182	$3.31	6.04
Options Granted	40,000	2.85	10.00
Options Exercised	(41,667)	1.92		$98,000
Options Forfeited	-	-
Outstanding at December 31, 2016	862,515	$3.35	5.23
Options Granted	175,000	4.89	10.00
Options Exercised	(21,042)	3.88		$24,000
Options Forfeited	-	-
Outstanding at December 30, 2017	1,016,473	$3.61	5.16	$2,361,000*

Exercisable at December 30, 2017	824,806	$3.35	4.15	$2,088,000*

The aggregate intrinsic values in the table above are, based on the Company’s closing stock price of $5.88 on the last day of business for the year ended December 30, 2017.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted to non-employees during the years ended December 30, 2017 and December 31, 2016.

Year Ended December	2017	2016	2015
Contractual term	6 years	5 years	N/A
Volatility	69%	73%	N/A
Dividend yield	0%	0%	N/A
Risk-free rate	2%	2%	N/A

As of December 30, 2017, there was approximately $651,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for non-employee stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock and Restricted Stock Awards

Restricted stock awards granted by the Company to non-employees generally feature time vesting service conditions, specified in the respective service agreements. Restricted stock awards issued to non-employees are accounted for at current fair value through the vesting period. The following table summarizes activity of restricted stock awards issued to non-employees:
		Weighted Average
	Shares	Fair Value
Unvested shares at January 3, 2015	25,333	$2.70
Granted	46,668	2.58
Vested	(54,668)	3.63
Forfeited	-	-
Unvested shares at January 2, 2016	17,333	$3.66
Granted	-	-
Vested	(7,333)	3.79
Forfeited	-	-
Unvested shares at December 31, 2016	10,000	$3.31
Granted	-	-
Vested	(8,000)	3.63
Forfeited	-	-
Unvested shares expected to vest at December 30, 2017	2,000	$5.88

As of December 30, 2017, there was approximately $12,000 of total unrecognized compensation expense related to the restricted stock award to a non-employee. That cost is expected to be recognized over a period of 2 months as of December 30, 2017.

The Company did not award any stock grants to non-employees in 2017 and 2016. For the year ended January 2, 2016, the Company awarded 116,668 shares of the Company’s common stock to non-employees and recognized expenses of $361,000.

Non-Employee Option, Stock and Restricted Stock Awards

For non-employee share-based compensation, the Company recognized share-based compensation expense of approximately $171,000, $61,000 and $435,000 in general and administrative expenses in the statement of operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Note 12.	Stock Issuance

Fiscal year 2017

On April 26, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue up to $25.0 million of its common stock at a purchase price of $2.60 per share in three tranches of approximately $3.5 million, $16.4 million and $5.1 million, respectively. All three tranches closed during the year ended December 30, 2017, whereby approximately 9.6 million shares were issued for proceeds of $23.7 million, net of offering costs.

On November 3, 2017 the Company entered into a Securities Purchase Agreement for the sale of approximately $23.0 million of its common stock in a private placement, in return for which the purchasers received approximately 5.6 million shares at a per share price of $4.10. The private placement closed during the year ended December 30, 2017 and the Company received proceeds of $22.9 million, net of offering costs.

Fiscal year 2016

On March 11, 2016, the Company entered into a Securities Purchase Agreement (the "March 2016 SPA") to raise $500,000 in a registered direct offering. Pursuant to the March 2016 SPA, the Company sold a total of 128,205 Units at a purchase price of $3.90 per Unit, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one half of a share of common stock (64,103 total) with an exercise price of $4.80 and a term of 3 years. The estimated fair value of the warrant was approximately $108,000 and the warrant was determined to be classified as equity. The fair value was estimated at the date of issuance using the Black-Scholes based valuation model. The table below outlines the assumptions for the warrant issued.

March 11, 2016
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	60%
Risk-free rate	1.16%
Expected dividends	0%

On June 3, 2016, the Company entered into securities purchase agreements to raise $5,250,000 in a registered direct offering, pursuant to which, the Company sold a total of 1,117,022 shares of the Company’s common stock at a purchase price of $4.70 per share.

Fiscal year 2015

In Fiscal Year 2015, the Company entered into securities purchase agreements with certain existing stockholders to raise $2,000,000 in a registered direct offering. Pursuant to those securities purchase agreements, the Company sold a total of 200,000 Units at a purchase price of $10.00 per Unit, with each Unit consisting of 2.667 shares of the Company’s common stock and a warrant to purchase 1.333 shares of common stock (266,667 total) with an exercise price of $4.50 and a term of 3 years. The aggregate estimated fair value of the warrants was approximately $489,000 and these warrants were determined to be classified as equity. The fair value was estimated at the date of issuance using the Black-Scholes based valuation model. The table below outlines the assumptions for the warrants issued.

November 9, 2015
Fair value of common stock	$4.41
Contractual term	3.0 years
Volatility	62%
Risk-free rate	1.27%
Expected dividends	0%

Note 13.	Warrants

The following table summarizes activity of warrants at December 30, 2017, December 31, 2016 and January 2, 2016 and changes during the years then ended:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and exercisable at January 3, 2015	156,341	3.21	4.43
Warrants Issued	266,667	4.50
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at January 2, 2016	423,008	4.02	3.07
Warrants Issued	64,103	4.80
Warrants Exercised	-	-
Warrants Expired	(16,667)	3.30
Outstanding and exercisable at December 31, 2016	470,444	4.15	2.17
Warrants Issued	-	-
Warrants Exercised	-	-
Warrants Expired	-	-
Outstanding and exercisable at December 30, 2017	470,444	$4.15	1.17	$814,000

The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $5.88 on the last day of business for the year ended December 30, 2017.

The fair values of warrants issued were estimated at the date of issuance using the Black-Scholes based valuation model. The table below outlines the weighted average assumptions for the warrants issued during the years ended December 31, 2016 and January 2, 2016.

	2016	2015
Fair value of common stock	$4.41	$4.41
Contractual term	3.0 years	3.0 years
Volatility	60%	62%
Risk-free rate	1.16%	1.27%
Expected dividends	0%	0%

Note 14.	Commitments and Contingencies

Lease

The Company leases its office and research facilities in California, Colorado and Maryland under operating lease agreements that expire at various dates from September 2018 through February 2024. Monthly lease payments range from $1,500 per month to $24,000 per month, and minimum lease payments escalate during the terms of the leases. Generally accepted accounting principles require total minimum lease payments to be recognized as rent expense on a straight-line basis over the term of the lease. The excess of such expense over amounts required to be paid under the lease agreement is carried as a liability on the Company’s consolidated balance sheet.

Minimum future rental payments under all of the leases as of December 30, 2017 are as follows:

Fiscal years ending:
2018	$601,000
2019	590,000
2020	424,000
2021	340,000
2022	138,000
Thereafter	167,000
$2,260,000

Rent expense was approximately $729,000, $606,000 and $536,000 for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

As of December 30, 2017, deferred rent from these operating lease agreements increased to $492,000 compared to $380,000 as of December 31, 2016. On July 6, 2017, the Company entered into a lease for an office space located in Los Angeles, California. Pursuant to the term of the lease, the landlord provided tenant improvements for approximately $122,000. The landlord provided lease incentive (a) has been recorded as leasehold improvement asset and is amortized over the lease term which is through September 2021; and (b) has been recorded as deferred rent and is amortized as reductions to lease expense over the lease term.

Subsequent to the year ended December 30, 2017, the Company entered into a lease amendment to lease additional office space located in Los Angeles, California through October 2021. Pursuant to the lease, the Company will make additional monthly lease payments ranging from approximately $9,000 to $11,000, as the payments escalate during the term of the lease.

Purchase obligations

The Company enters into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, research and development, and laboratory supplies. Minimum future payments under purchase obligations as of December 30, 2017 are as follows:

Fiscal years ending:
2018	$3,489,000
2019	82,000
$3,571,000

Royalty

The Company has 11 licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for future royalty payments based on contractual minimums and expire at various dates from December 31, 2019 through an estimated year of 2037. Yearly minimum royalty payments including license maintenance fees range from $10,000 per year to $83,000 per year, however, these minimum payments escalate each year with a maximum of $200,000 per year. In addition, the Company is required to pay a range of 2% to 8% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees from continuing operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were approximately $992,000, $773,000 and $583,000, respectively under these agreements. Minimum royalties including license maintenance fees for the next five years are as follows:

Fiscal years ending:
2018	$446,000
2019	612,000
2020	467,000
2021	485,000
2022	450,000
$2,460,000

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

On February 15, 2017, ChromaDex, Inc. filed an amended complaint. In the amended complaint, ChromaDex, Inc. re-alleges the claims in the Complaint, and also alleges that Elysium willfully and maliciously misappropriated ChromaDex, Inc.’s trade secrets. On February 15, 2017, ChromaDex, Inc. also filed a motion to dismiss the Fraud Claim, the Patent Claim and the Unfair Competition Claim. On March 1, 2017, Elysium filed a motion to dismiss ChromaDex, Inc.'s fraud and trade secret misappropriation causes of action. On March 6, 2017, Elysium filed a first amended counterclaim. On March 20, 2017, ChromaDex, Inc. moved to dismiss Elysium's amended fraud, declaratory judgment of patent misuse and the Unfair Competition Claim. On May 10, 2017, the court ruled on the motions to dismiss, denying ChromaDex, Inc.’s motion as to Elysium’s fraud and declaratory judgment claims and granting ChromaDex, Inc.’s motion with prejudice as to Elysium’s Unfair Competition Claim. With respect to Elysium’s motion, the court granted the motion with prejudice as to ChromaDex, Inc.’s fraud claim and granted with leave to amend the motion as to ChromaDex, Inc.’s trade secret misappropriation claims. On May 24, 2017, ChromaDex, Inc. answered the first amended counterclaim and asserted several affirmative defenses. Also on May 24, 2017, ChromaDex, Inc. filed a second amended complaint, amending the trade secret misappropriation claims and addressing Elysium’s declaratory judgment of patent misuse counterclaim. On June 7, 2017, ChromaDex, Inc. filed a third amended complaint dismissing the trade secret misappropriation claims and asserting two breach of contract claims for Elysium’s failure to pay for the product delivered. On June 16, 2017, Elysium answered the third amended complaint. On August 14, 2017, ChromaDex, Inc. moved for judgment on the pleadings as to Elysium’s declaratory judgment of patent misuse counterclaim. On September 26, 2017, the court denied ChromaDex’s motion without prejudice and directed Elysium to file an amended counterclaim if it intended to maintain its declaratory judgment counterclaim. On October 11, 2017, Elysium filed a second amended counterclaim, re-alleging the claims in the first amended counterclaim and adding a claim for unjust enrichment and restitution of the royalties Elysium paid to ChromaDex, Inc. pursuant to the License Agreement. On October 25, 2017, ChromaDex, Inc. filed a motion to dismiss the declaratory judgment of patent misuse and unjust enrichment claims and/or strike allegations in the unjust enrichment claim contained in the second amended counterclaim. On November 28, 2017, the court denied the motion. ChromaDex, Inc. answered the second amended counterclaim on December 12, 2017. The parties are currently in discovery.

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patent No. 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The U.S. Patent Trial and Appeal Board (“PTAB”) denied institution of an inter partes review for the ’807 Patent on January 18, 2018. For the ’086 patent, on January 29, 2018 the PTAB granted institution of an inter partes review as to claims 1, 3, 4, and 5 and denied institution as to claim 2.

On September 27, 2017, Elysium Health Inc. ("Elysium Health") filed a complaint in the United States District Court for the Southern District of New York, against ChromaDex, Inc. (the “SDNY Complaint”). Elysium Health alleges in the SDNY Complaint that ChromaDex, Inc. made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium Health avers that the citizen petition made Elysium Health’s product appear dangerous, while casting ChromaDex, Inc.’s own product as safe. The SDNY Complaint asserts four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with prospective economic relations. ChromaDex, Inc. denies the claims in the SDNY Complaint and intends to defend against them vigorously. On October 26, 2017, ChromaDex, Inc. moved to dismiss the SDNY Complaint on the grounds that, inter alia, its statements in the citizen petition are immune from liability under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and that the SDNY Complaint failed to state a claim. Elysium Health opposed the motion on November 2, 2017. ChromaDex, Inc. filed its reply on November 9, 2017. The motion is currently pending.

On October 26, 2017, ChromaDex, Inc. filed a complaint in the United States District Court for the Southern District of New York against Elysium Health (the “ChromaDex SDNY Complaint”). ChromaDex alleges that Elysium Health made material false and misleading statements to consumers in the promotion, marketing, and sale of its health supplement product, Basis, and asserts five claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1125(a); (iii) deceptive practices under New York General Business Law § 349; (iv) deceptive practices under New York General Business Law § 350; and (v) tortious interference with prospective economic advantage. On November 16, 2017, Elysium Health moved to dismiss for failure to state a claim. ChromaDex, Inc. opposed the motion on November 30, 2017 and Elysium Health filed a reply on December 7, 2017. On November 3, 2017, the Court consolidated the SDNY Complaint and the ChromaDex SDNY Complaint actions under the caption In re Elysium Health-ChromaDex Litigation, 17-cv-7394, and stayed discovery in the consolidated action pending a Court-ordered mediation. The mediation was unsuccessful and the motion is currently pending.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2017, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Severance payments to named executive officers

As of December 30, 2017, the Company has four named executive officers, Frank Jaksch, Jr., Chief Executive Officer, Robert Fried, President and Chief Operating Officer, Kevin Farr, Chief Financial Officer and Troy Rhonemus, Executive Vice President. Upon termination, Mr. Jaksch, Mr. Fried, Mr. Farr and Mr. Rhonemus will receive severance payments per the terms of the respective employment agreements entered with the Company. The key terms of the employment agreements, including the severance terms are as follows:

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

In the event the Company terminates Mr. Jaksch’s employment “without Cause” (as defined in the Jaksch Agreement), Mr. Jaksch will be entitled to severance in the form of any stock vested through the date of his termination and continuation of his base salary for a period of eight weeks, or, if Mr. Jaksch enters into a standard separation agreement, Mr. Jaksch will receive continuation of base salary and health benefits, together with applicable fringe benefits until 24 months from the date of termination (the “Severance Period”), and he will receive a bonus of 50% of his base salary as well as the full vesting of any otherwise unvested stock awards.

Employment Agreement with Robert Fried

On March 12, 2017, the Company entered into an Employment Agreement (the "Fried Agreement") with Robert Fried. Mr. Fried is entitled to receive certain severance payments per the terms of the Fried Agreement. The key terms of the Fried Agreement, including the severance terms are as follows:

Mr. Fried is entitled to: (i) an annual base salary of $300,000; (ii) an annual cash bonus equal to (a) 1% of net direct-to-consumer sales of products with nicotinamide riboside as a lead ingredient by the Company plus (b) 2% of direct to consumer net sales of products with nicotinamide riboside as a lead ingredient for the portion of such sales that exceeded prior year sales plus (c) 1% of the gross profit derived from nicotinamide riboside ingredient sales to dietary supplement producers; (iii) an option to purchase up to 500,000 shares of Common Stock under the 2007 Plan, subject to monthly vesting over a three-year period, which option grant Mr. Fried received on March 12, 2017; and (iv) 166,667 shares of restricted Common Stock, which vested on December 20, 2017 in connection with an amendment to the Fried Agreement (the "Fried Amendment") by and between the Company and Mr. Fried, dated December 20, 2017. In addition, Mr. Fried received 333,333 shares of restricted stock on December 20, 2017, which were immediately vested in connection with the Fried Amendment.

Subject to Mr. Fried’s continuous service through such date, Mr. Fried is also eligible to receive up to 500,000 shares of fully-vested restricted Common Stock that will be granted upon the achievement of certain performance goals. The Fried Amendment also provides that Mr. Fried will be granted these shares of performance-based restricted Common Stock immediately prior to the consummation of a change in control of the Company, subject to Mr. Fried's continuous service through such change in control.

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

The severance terms of the Fried Agreement provide that if (i) Mr. Fried’s employment is terminated by the Company without cause, for death or disability, or Mr. Fried resigns for good reason, or (ii) (a) a change in control of the Company occurs and (b) within one month prior to the date of such change in control or twelve months after the date of such change in control Mr. Fried’s employment is terminated by the Company other than for cause, then, subject to executing a release, Mr. Fried will receive (w) continuation of his base salary for 12 months, (x) health care continuation coverage payments premiums for 12 months, (y) a prorated annual cash bonus earned for the fiscal year in which such termination or resignation occurs, and (z) an extended exercise period for his options.

Employment Agreement with Kevin Farr

On October 5, 2017, the Company entered into an Employee Agreement (the "Farr Agreement") with Kevin M. Farr who was appointed by the Board to serve as Chief Financial Officer, principal accounting officer and principal financial officer. Mr. Farr is entitled to receive certain severance payments per the terms of the Farr Agreement. The key terms of the Farr Agreement, including the severance terms are as follows:

Mr. Farr is entitled to: (i) an annual base salary of $300,000 and (ii) a discretionary annual bonus based on the achievement of certain performance goals to be determined by the Board. Pursuant to the Farr Agreement, Mr. Farr also received an option to purchase up to 1,000,000 shares of ChromaDex common stock under the ChromaDex 2017 Equity Incentive Plan, subject to monthly vesting over a three-year period, with an exercise price equal to $4.24 per share. Any unvested options will vest in full (a) upon a change of control of the Company, subject to Mr. Farr’s continuous service through such change of control, (b) on the date (the “Price Threshold Date”) that the unweighted average closing price of the Company’s common stock as quoted on the Nasdaq Capital Market (or such similar established stock exchange) over the previous 20 trading days (including the date such calculation is measured) first equals or exceeds $10.00 per share, subject to Mr. Farr’s continuous service through such Price Threshold Date, or (c) if Mr. Farr is terminated by the Company without cause or if Mr. Farr resigns for good reason within 90 days prior to such change of control or Price Threshold Date.

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

Employment Agreement with Troy A. Rhonemus

On March 6, 2014, the Company entered into an Employment Agreement (the “Rhonemus Agreement”) with Mr. Troy Rhonemus pursuant to which Mr. Rhonemus was appointed to serve as the Chief Operating Officer of the Company. On March 17, 2015, the Board increased the base salary to $190,000. The Rhonemus Agreement provides for an annual cash bonus (based on performance targets) of up to 30% of his base salary. On March 14, 2016, the Board increased the base salary of Mr. Rhonemus to $210,000. On April 25, 2016, Mr. Rhonemus’ base salary increased to $235,000 as the Company’s common stock was listed on Nasdaq Stock Market. On February 1, 2018, the Compensation Committee increased the base salary of Mr. Rhonemus to $250,000.

In the event of a termination, Mr. Rhonemus will be entitled to any accrued but unpaid base salary and any accrued but unpaid welfare and retirement benefits up to the termination date. In addition, if Mr. Rhonemus leaves the Company for “Good Reason” (as defined in the Rhonemus Agreement), he will also be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary.

In the event the Company terminates Mr. Rhonemus’ employment without "Cause,” (as defined in the Rhonemus Agreement) Mr. Rhonemus will be entitled to severance equal to two weeks of base salary for each full year of service to a maximum of eight weeks of the base salary, or, if Mr. Rhonemus enters into a standard separation agreement, Mr. Rhonemus will receive continuation of base salary and health benefits, together with applicable fringe benefits as provided until the expiration of the term or renewal term then in effect, however, that in the case of medical and dental insurance, until the expiration of 12 months from the date of termination.

Note 15.	Business Segmentation and Geographical Distribution

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

●
Core standards and contract services segment includes (i) supply of phytochemical reference standards, (ii) scientific and regulatory consulting and (iii) other research and development services.

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

Year ended
December 30, 2017	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$11,153,371	$5,464,843	$4,583,268	$-	$21,201,482
Cost of sales	5,491,920	2,189,597	3,042,660	-	10,724,177

Gross profit	5,661,451	3,275,246	1,540,608	-	10,477,305

Operating expenses:
Sales and marketing	1,280,004	2,672,810	506,410	-	4,459,224
Research and development	2,903,249	1,104,132			4,007,381
General and administrative	-	-	-	17,641,889	17,641,889
Other	745,773	-	-	-	745,773
Operating expenses	4,929,026	3,776,942	506,410	17,641,889	26,854,267

Operating income (loss)	$732,425	$(501,696)	$1,034,198	$(17,641,889)	$(16,376,962)

Year ended
December 31, 2016	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$16,774,641	$-	$4,890,007	$-	$21,664,648
Cost of sales	7,920,516	-	3,353,598	-	11,274,114

Gross profit	8,854,125	-	1,536,409	-	10,390,534

Operating expenses:
Sales and marketing	1,196,711	-	361,502	-	1,558,213
Research and development	2,487,978	-	34,790	-	2,522,768
General and administrative	-	-	-	9,214,763	9,214,763
Operating expenses	3,684,689	-	396,292	9,214,763	13,295,744

Operating income (loss)	$5,169,436	$-	$1,140,117	$(9,214,763)	$(2,905,210)

Year ended
January 2, 2016	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Net sales	$12,542,314	$-	$5,342,572	$-	$17,884,886
Cost of sales	6,664,164	-	3,686,117	-	10,350,281

Gross profit	5,878,150	-	1,656,455	-	7,534,605

Operating expenses:
Sales and marketing	1,111,993	-	395,875	-	1,507,868
Research and development	891,601	-	-	-	891,601
General and administrative	-	-	-	7,201,231	7,201,231
Operating expenses	2,003,594	-	395,875	7,201,231	9,600,700

Operating income (loss)	$3,874,556	$-	$1,260,580	$(7,201,231)	$(2,066,095)

At December 30, 2017	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Total assets	$9,742,400	$3,398,800	$2,558,801	$47,023,599	$62,723,600

At December 31, 2016	Ingredients	Consumer Products	Core Standards and Contract Services	Corporate
	segment	segment	segment	and other	Total

Total assets	$13,257,289	$-	$2,547,427	$3,947,352	$19,752,068

Revenues from international sources for the ingredients segment approximated $0.4 million, $0.5 million and $0.3 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Revenues from international sources for the consumer products segment approximated $4.2 million for the year ended December 30, 2017. Revenues from international sources for the core standards and contract services segment from continuing operations approximated $1.0 million, $1.6 million and $1.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. International sources which the Company generates revenue from include Europe, North America, South America, Asia, and Oceania.

The Company’s long-lived assets are located within the United States.

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales from continuing operations were as follows:

	Years Ended
Major Customers	2017	2016	2015

Customer G - Related Party	19.4%	*	*
Customer D	10.2%	11.0%	*
Customer C (1)	*	23.9%	*
Customer B	*	*	13.6%

* Represents less than 10%.
(1) There is ongoing litigation with Customer C

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At December 30, 2017	At December 31, 2016

Customer G - Related Party	18.1%	*
Customer D	13.4%	10.2%
Customer C (1)	41.8%	45.8%

* Represents less than 10%.
(1) There is ongoing litigation with Customer C

Disclosure of major vendors

Major vendors who accounted for more than 10% of the Company's total accounts payable were as follows:

	Percentage of the Company's Total Accounts Payable
Major Vendors	At December 30, 2017	At December 31, 2016

Vendor A	*	39.5%
Vendor B	*	20.8%
Vendor C	14.5%	*
Vendor D	10.4%	*
Vendor E	10.3%	*

* Represents less than 10%.

Note 16.	Other Expense

Loss from an ongoing litigation, Elysium

During the year ended December 30, 2017, the Company incurred a write-off of approximately $746,000 in gross trade receivable from Elysium related to royalties, due to inherent uncertainty about collecting all damages sought by the Company, as well as the Company’s decision to not seek damages for any unpaid royalty payments under the License Agreement in connection with the defense of Elysium’s claims for patent misuse and unjust enrichment. As a result of this write-off and after further analysis, the Company made an adjustment to the total allowance amount from ($800,000) to ($500,000).

Note 17.	Quarterly Financial Information (unaudited)

	Three Months Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017

Sales, net	$3,367,647	$4,218,310	$6,084,690	$7,530,836
Cost of sales	1,749,911	2,109,109	3,169,321	3,695,837

Gross profit	1,617,736	2,109,201	2,915,369	3,834,999

Operating expenses	3,390,625	4,758,708	6,092,153	12,612,782

Operating loss	(1,772,889)	(2,649,507)	(3,176,784)	(8,777,783)

Nonoperating expenses	(28,349)	(35,894)	(44,508)	(44,033)

Loss from continuing operations	(1,801,238)	(2,685,401)	(3,221,292)	(8,821,816)

Income (loss) from discontinued operations	(127,517)	(78,723)	5,358,369	-

Net income (loss)	$(1,928,755)	$(2,764,124)	$2,137,077	$(8,821,816)

Basic earnings (loss) per common share	$(0.05)	$(0.07)	$0.05	$(0.17)

Diluted earnings (loss) per common share	$(0.05)	$(0.07)	$0.04	$(0.17)

Basic weighted average common shares outstanding	38,030,688	42,121,150	47,065,009	51,178,664

Diluted weighted average common shares outstanding	38,030,688	42,121,150	47,556,697	51,178,664

	Three Months Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Sales, net	$5,852,109	$7,422,470	$3,937,286	$4,452,783
Cost of sales	3,008,391	3,748,684	2,074,325	2,442,714

Gross profit	2,843,718	3,673,786	1,862,961	2,010,069

Operating expenses	2,811,652	3,514,974	2,787,123	4,181,995

Operating income (loss)	32,066	158,812	(924,162)	(2,171,926)

Nonoperating expenses	(177,350)	(448,416)	(2,260)	(18,360)
Provision for income taxes	(10,740)	4,087	3,153	3,500

Loss from continuing operations	(156,024)	(285,517)	(923,269)	(2,186,786)

Income (loss) from discontinued operations	411,649	202,850	(31,121)	40,033

Net income (loss)	$255,625	$(82,667)	$(954,390)	$(2,146,753)

Basic earnings (loss) per common share	$0.01	$(0.00)	$(0.03)	$(0.06)

Diluted earnings (loss) per common share	$0.01	$(0.00)	$(0.03)	$(0.06)

Basic weighted average common shares outstanding	36,414,041	36,990,032	37,868,672	37,904,534

Diluted weighted average common shares outstanding	37,472,579	36,990,032	37,868,672	37,904,534

Note 18.	Subsequent Events

Subsequent to the year ended December 30, 2017, the Board granted a total of 470,000 stock options at an exercise price of $5.85 per share and 500,000 stock options at an exercise price $5.65 per share to the Company's executive officers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 30, 2017. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2017.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 30, 2017, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2017.

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
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference from, and filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

2.2
Asset Purchase Agreement, dated as of August 21, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017)*(2)

2.3
Amendment to Asset Purchase Agreement, dated as of September 5, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017)

3.1	Amended and Restated Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation❖
3.2
Certificate of Amendment to the Certificate of Incorporation of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2016)

3.3
Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

3.4
Amendment to Bylaws of ChromaDex Corporation, a Delaware corporation (incorporated by reference from, and filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (incorporated by reference from, and filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Company, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference from, and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of ChromaDex Corporation Common Stock (New design effective as of January 1, 2016, incorporated as by reference from and filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2016)

10.1
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference from, and filed as Appendix B to the Company’s Current Definitive Proxy Statement on Schedule 14A filed with the Commission on May 4, 2010)(1)+

10.2
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.3
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)(1)+

10.4
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.5
Amended and Restated Employment Agreement dated April 19, 2010, by and between Thomas C. Varvaro and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.6
Transition and Separation Agreement, dated December 15, 2017, by and between ChromaDex Corporation and Thomas C. Varvaro (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2017)+

10.7
Standard Industrial/Commercial Multi-Tenant Lease – Net dated December 19, 2006, by and between ChromaDex, Inc. and SCIF Portfolio II, LLC (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.8
First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of July 18, 2008, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008)

10.9
Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, made as of May 7, 2013, between SCIF Portfolio II, LLC (“Lessor”) and ChromaDex, Inc. (“Lessee”) (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.10
Licensing Agreement Nutraceutical Standards effective as of December 31, 1999 between the University of Mississippi Research Foundation and ChromaDex (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.11
Equity Based License Agreement dated October 25, 2001, by and between the Company and Bayer Innovation, as amended as of October 30, 2003 (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.12
Stock Redemption Agreement, dated June 18, 2008 between ChromaDex, Inc. and Bayer Innovation GmbH (formerly named Bayer Innovation Beteiligungsgesellschaft mbH) (incorporated by reference from, and filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2008)

10.13
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 18, 2010)*

10.14
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2011)*

10.15
Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.16
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.17
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2011)*

10.18
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2014)*

10.19
Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.20
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.21
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.22
Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.23
NIAGEN® Supply Agreement, dated July 9, 2013, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.24
Addendum to the Nicotinamide Riboside Supply Agreement, dated July 24, 2015, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.25
Second Addendum to the Nicotinamide Riboside Supply Agreement, dated September 14, 2016, by and between ChromaDex, Inc. and Thorne Research, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.26
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)

10.27
NIAGEN® Supply Agreement by and between ChromaDex, Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.28
Purenergy Supply Agreement by and between ChromaDex, Inc. and 5Linx Enterprises, Inc. effective as of January 3, 2014 (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014)*

10.29
Addendum to NIAGEN® Supply Agreement, effective as of June 26, 2014, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)

10.30
First Amendment to NIAGEN® Supply Agreement, effective as of March 31, 2015, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.31
Second Amendment to NIAGEN® Supply Agreement, effective as of March 3, 2016, between 5Linx Enterprises, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.32
Employment Agreement by and between ChromaDex Corp. and Troy Rhonemus dated March 6, 2014 (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2014)+

10.33
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2014)*

10.34
First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.35
Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated September 29, 2014 (incorporated by reference from, and filed as Exhibit 10.39 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)

10.36
Amendment No. 1 to Loan and Security Agreement by and between ChromaDex Corporation and Hercules Technology II, L.P., as Lender and Hercules Technology Growth Capital, Inc., as agent dated June 17, 2015 (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015)

10.37
License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.40 to the Company’s Annual report on Form 10-K filed with the Commission on March 19, 2015)*

10.38
First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Quarterly report on Form 10-Q filed with the Commission on November 10, 2016)

10.39
Exclusive License and Supply Agreement, effective as of May 12, 2015 between Suntava, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)*

10.40
Exclusive Supply Agreement, effective as of August 27, 2015 between Healthspan Research, LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.41
Limited Liability Company Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.42
Interest Purchase Agreement, effective as of August 27, 2015 between Healthspan Research LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2015)*

10.43
Second Addendum to Supply Agreement, effective as of January 28, 2016, between Nectar7 LLC and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2016)*

10.44
Form of Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

10.45
Form of Warrant under the Securities Purchase Agreement, dated as of March 11, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016)

10.46
Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2016)

10.47
Supply Agreement, effective as of February 3, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.48
Supply Agreement, effective as of June 26, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.49
Amendment to Supply Agreement, effective as of February 19, 2016, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference from, and filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2016)*

10.50
Form of Securities Purchase Agreement, dated as of June 3, 2016, between an existing stockholder and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2016)

10.51
Business Financing Agreement, dated as of November 4, 2016, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

10.52
First Business Financing Modification Agreement, dated as of February 16, 2017, between Western Alliance Bank and ChromaDex Corporation  (incorporated by reference to, and filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

10.53
Second Business Financing Modification Agreement, dated as of March 12, 2017, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)

10.54
Third Business Financing Modification Agreement, dated as of April 19, 2017, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)

10.55
Fourth Business Financing Modification Agreement, dated as of July 13, 2017, between Western Alliance Bank and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)

10.56
Fifth Business Financing Modification Agreement, dated as of August 21, 2017, by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc., ChromaDex Analytics, Inc. and Healthspan Research, LLC (incorporated by reference from, and filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017)

10.57
Form of Indemnity Agreement, between ChromaDex Corporation and each of its existing directors and executive officers. (incorporated by reference from and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2016)+

10.58
Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference from, and filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)+

10.59
Membership Interest Purchase Agreement effective as of March 12, 2017, by and among Robert Fried, Charles Brenner, Jeffrey Allen and the Registrant (incorporated by reference from and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 11, 2017)

10.60
Executive Employment Agreement, dated as of March 12, 2017, between Robert Fried and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2017)+

10.61
Amendment to Executive Employment Agreement, dated December 20, 2017, by and between ChromaDex Corporation and Robert Fried (incorporated by reference from and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 21, 2017)+

10.62
Form of Restricted Stock Award Agreement for Robert Fried (incorporated by reference from and filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 11, 2017)+

10.63
Securities Purchase Agreement dated April 26, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 27, 2017)

10.64
Registration Rights Agreement, dated April 29, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 2, 2017)

10.65
First Amendment to Securities Purchase Agreement, dated May 24, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 25, 2017)

10.66	ChromaDex Corporation 2017 Equity Incentive Plan, as amended ❖+
10.67
License Agreement dated June 9, 2017, by and between ChromaPharma, Inc. and the Scripps Research Institute (incorporated by reference from and filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)*

10.68
Research Funding Agreement dated June 9, 2017, by and between ChromaPharma, Inc. and the Scripps Research Institute (incorporated by reference from and filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2017)*

10.69
Executive Employment Agreement, dated October 5, 2017, by and between Kevin M. Farr and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 2017)+

10.70
Securities Purchase Agreement dated November 3, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 6, 2017)

10.71
Registration Rights Agreement, dated November 3, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on November 6, 2017)

10.72	Executive Employment Agreement, dated as of January 22, 2018, by and between Mark Friedman and ChromaDex Corporation❖+
21.1	Subsidiaries of ChromaDex Corporation❖
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
 _________
❖	Filed herewith.
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

+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March 2018.

CHROMADEX CORPORATION
By:	/s/ FRANK L. JAKSCH JR.
Frank L. Jaksch Jr.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank L. Jaksch Jr. and Kevin Farr, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK L. JAKSCH JR.	Chief Executive Officer and Director	March 15, 2018
Frank L. Jaksch Jr.	(Principal Executive Officer)

/s/ KEVIN FARR	Chief Financial Officer	March 15, 2018
Kevin Farr	(Principal Financial and Accounting Officer)

/s/ ROBERT FRIED	President, Chief Operating Officer and Director	March 15, 2018
Robert Fried

/s/ STEPHEN ALLEN	Chairman of the Board and Director	March 15, 2018
Stephen Allen

/s/ STEPHEN BLOCK	Director	March 15, 2018
Stephen Block

/s/ JEFF BAXTER	Director	March 15, 2018
Jeff Baxter

/s/ KURT GUSTAFSON	Director	March 15, 2018
Kurt Gustafson

/s/ STEVEN RUBIN	Director	March 15, 2018
Steven Rubin

/s/ TONY LAU	Director	March 15, 2018
Tony Lau

	Director	March 15, 2018
Wendy Yu