Form 10-Q
period 2018-03-31
ChromaDex Corp.
filed 2018-05-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company ___
(Do not check if smaller reporting company)	Emerging growth company ___

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No   X

As of May 9, 2018 there were 54,866,512 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2018 and December 30, 2017
(In thousands, except per share data)
	March 31, 2018	December 30, 2017
Assets

Current Assets
Cash	$41,037	$45,389
Trade receivables, net of allowances of $0.6 million and $0.7 million, respectively;
Receivables from Related Party: $0.8 million and $1.5 million, respectively	4,770	5,338
Contract assets	53	-
Receivable held at escrow	750	-
Inventories	5,063	5,796
Prepaid expenses and other assets	909	655
Total current assets	52,582	57,178

Leasehold Improvements and Equipment, net	2,911	2,872
Deposits	359	272
Receivable Held at Escrow	-	750
Intangible Assets, net	1,593	1,652

Total assets	$57,445	$62,724

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$5,856	$3,719
Accrued expenses	3,709	3,645
Current maturities of capital lease obligations	200	196
Contract liabilities and customer deposits	202	314
Deferred rent, current	117	114
Due to officer	-	100
Total current liabilities	10,084	8,088

Capital Lease Obligations, Less Current Maturities	258	310
Deferred Rent, Less Current	439	492

Total liabilities	10,781	8,890

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding March 31, 2018 54,681 shares and
December 30, 2017 54,697 shares	55	55
Additional paid-in capital	111,489	110,380
Accumulated deficit	(64,880)	(56,601)
Total stockholders' equity	46,664	53,834
Total liabilities and stockholders' equity	$57,445	$62,724

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2018 and April 1, 2017
(In thousands, except per share data)
	March 31, 2018	April 1, 2017

Sales, net	$6,567	$3,368
Cost of sales	3,430	1,750

Gross profit	3,137	1,618

Operating expenses:
Sales and marketing	3,269	405
Research and development	1,439	664
General and administrative	6,828	2,322
Operating expenses	11,536	3,391

Operating loss	(8,399)	(1,773)

Nonoperating expense:
Interest expense, net	(44)	(28)
Nonoperating expenses	(44)	(28)

Loss from continuing operations	(8,443)	(1,801)

Loss from discontinued operations	-	(128)

Net loss	$(8,443)	$(1,929)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.05)
Loss from discontinued operations	$-	$(0.00)

Basic and diluted loss per common share	$(0.15)	$(0.05)

Basic and diluted weighted average common shares outstanding	54,858	38,031

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Period Ended March 31, 2018
(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 30, 2017	54,697	$55	$110,380	$(56,601)	53,834

Adjustment to retained earnings:
cumulative effect of initially applying ASC 606	-	-	-	164	164

Exercise of stock options	57	-	255	-	255

Repurchase of common stock	(75)	-	(404)	-	(404)

Vested restricted stock	2	-	-	-	-

Share-based compensation	-	-	1,258	-	1,258

Net loss	-	-	-	(8,443)	(8,443)

Balance, March 31, 2018	54,681	$55	$111,489	$(64,880)	$46,664

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2018 and April 1, 2017
(In thousands)

	March 31, 2018	April 1, 2017

Cash Flows From Operating Activities
Net loss	$(8,443)	$(1,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	121	129
Amortization of intangibles	58	24
Share-based compensation expense	1,258	320
Allowance for doubtful trade receivables	(112)	(3)
Loss from disposal of equipment	1	-
Non-cash financing costs	32	25
Changes in operating assets and liabilities:
Trade receivables	679	822
Contract assets	3	-
Inventories	733	(965)
Prepaid expenses and other assets	(367)	(95)
Accounts payable	2,138	1,783
Accrued expenses	64	(180)
Customer deposits and other	(4)	10
Deferred rent	(50)	40
Due to officer	(100)	(32)
Net cash used in operating activities	(3,989)	(51)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(161)	(162)
Purchases of intangible assets	-	(184)
Net cash used in investing activities	(161)	(346)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	255	7
Repurchase of common stock	(404)	-
Payment of debt issuance costs	(6)	-
Principal payments on capital leases	(47)	(67)
Net cash used in financing activities	(202)	(60)

Net decrease in cash	(4,352)	(457)

Cash Beginning of Period	45,389	1,642

Cash Ending of Period	$41,037	$1,185

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$12	$13

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$164	$-

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$-	$1,187
Capital lease obligation incurred for the purchase of equipment	$-	$109
Retirement of fully depreciated equipment - cost	$-	$15
Retirement of fully depreciated equipment - accumulated depreciation	$-	$(15)

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 31, 2018 and results of operations and cash flows for the three months ended March 31, 2018 and April 1, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 30, 2017 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business and Liquidity

Nature of business: The Company is an integrated, global nutraceutical company devoted to improving the way people age. ChromaDex scientists partner with leading universities and research institutions worldwide to uncover the full potential of NAD and identify and develop novel, science-based ingredients. Its flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as extensive intellectual property protection.

Liquidity: The Company's net cash outflow from operating activities was approximately $4.0 million for the three-month period ended March 31, 2018. As of March 31, 2018, cash and cash equivalents totaled approximately $41.0 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least May 11, 2019. The Company may, however, seek additional capital prior to May 11, 2019, both to meet its projected operating plans after May 11, 2019 and/or to fund its longer term strategic objectives.

Note 3. Significant Accounting Policies

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on December 31.

Recently adopted accounting standards: Effective the first day of our fiscal year 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASC 606"). ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company elected to apply the modified retrospective method to contracts that are not complete as of the first day of our fiscal year 2018. The adoption of ASC 606 resulted in an adjustment to opening retained earnings of $164,000. See Note 7, Contract Assets and Contract Liabilities for additional disclosure regarding the opening balance adjustment.

For the first quarter 2018, approximately $6.4 million of the Company's total revenue of $6.6 million, or 97% of the total revenue, was as a result of shipping physical goods to the customers. For such revenue streams, the performance obligations are typically satisfied upon shipment of physical goods. Typical payment terms for such revenue streams are upon shipment or net 30 to 60 days. We require customers that are not creditworthy to make advance payments prior to shipment. The Company is taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred goods within one year. There are obligations for the Company to accept returns and provide refunds for the goods that are shipped, if the customer claims that the Company has not fully fulfilled the performance obligations. Returns, refunds and allowances related to sales including a reserve for estimated variable consideration for the returns, refunds and allowances are recorded as reduction of revenue. The Company uses historical rates when estimating returns, refunds and allowances.

The Company also has revenue streams for providing consulting services to its clients. For the first quarter 2018, our revenue from these streams was approximately $0.2 million, or 3% of the total revenue. For these consulting services, the performance obligations are typically satisfied over time as the consulting services are performed. Payment terms for these projects vary based on the nature of the projects, from advance payment at the beginning of the project to net 30 days from the completion of the project. The Company typically requires advance payments from customers for large-scale consulting projects that have a contract duration of 30 days or longer. The original expected duration of these contracts are typically one year or less. As such, the Company is applying an optional exemption from ASC 606 to not make the disclosures related to the remaining performance obligations. The Company is also taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred services within one year. If contracts are terminated prior to the completion, the Company typically has a right to bill the customer for all services that have been performed through the termination date.

These consulting projects typically have one common performance obligation for our clients, thus the Company typically does not allocate the transaction price over many performance obligations. Some of these consulting projects require measurement of the progress toward complete satisfaction of the performance obligation. The Company uses a cost-to-cost method to measure such progress, which is an input method that recognizes revenue on the bases of direct measurements for the costs incurred to date in relation to the total estimated costs to complete the performance obligation. Any costs that do not depict the Company's performance in transferring control of the consulting services to the customer have been excluded.

Recently issued accounting standards: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

Note 4. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
(In thousands, except per share data)	March 31, 2018	April 1, 2017

Net loss	$(8,443)	$(1,929)

Basic and diluted loss per common share	$(0.15)	$(0.05)

Basic and diluted weighted average common shares outstanding(1):	54,858	38,031

Potentially dilutive securities (2):
Stock options	7,521	5,757
Warrants	470	470

(1)
Includes approximately 0.2 million and 0.4 million nonvested restricted stock for the three month periods ending March 31, 2018 and April 1, 2017, respectively, which are participating securities that feature voting and dividend rights.
(2)
Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Related Party Transactions

Sale of consumer products

	Net sales Three months ended March 31, 2018	Net sales Three months ended April 1, 2017	Trade receivable at March 31, 2018
Customer G*	$0.8 million	-	$0.8 million
Customer H*	$0.4 million	-	-
Total	$1.2 million	-	$0.8 million

* Customer G & H are related parties through common ownership of an enterprise that owns beneficially more than 10% of the common stock of the Company.

Note 6. Inventories

The amounts of major classes of inventory as of March 31, 2018 and December 30, 2017 are as follows:

(In thousands)	Mar. 31, 2018	Dec. 30, 2017
Bulk ingredients	$2,198	$4,159
Reference standards	990	1,027
Consumer Products - Finished Goods	421	503
Consumer Products - Work in Process	1,588	249
	5,197	5,938
Less valuation allowance	(134)	(142)
	$5,063	$5,796

Note 7. Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 30, 2017	Opening Balance Adjustment	FY 2018 Opening Balance	Reductions (1)	Additions (2)	Mar. 31, 2018
Contract Assets	$-	$56	$56	$(117)	$114	$53
Contract Liabilities - Open Projects (3)	186	(108)	78	(26)	34	86
Contract Liabilities - Other Customer Deposits (4)	128	-	128	(20)	8	116
Net Contract Assets (Liabilities)	$(314)	$164	$(150)	$(71)	$72	$(149)

(1)
For contract assets, the amount represents amount billed to the customer. For contract liabilities, the amount represents reductions for revenue recognized.
(2)
For contract assets, the amount represents revenue recognized during the period using the cost-to-cost method. For contract liabilities, the amount represents advance payments received during the period.
(3)
Contract liablities from ongoing consulting projects.
(4)
Other customer deposts include payments received for orders not fulfilled and other advance payments.

In the first quarter of 2018, we recognized revenue of approximately $46,000 related to our adjusted contract liabilities at the beginning of the fiscal year 2018.

Note 8. Employee Share-Based Compensation

Stock Option Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 to increase the number of shares reserved for issuance under the 2017 plan by 500,000 shares (the "Inducement Shares"). The 2017 Plan is intended to be the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). Under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 3,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) the 500,000 Inducement Shares.

Under both 2007 Plan and 2017 Plan, the total number of shares the Company may grant, excluding returned shares, was approximately 11.3 million shares. The remaining amount available for issuance under the 2017 Plan totaled approximately 0.9 million shares at March 31, 2018.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at March 31, 2018 and changes during the three months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 30, 2017	4,451	$3.46	6.7
Options Granted	1,047	5.66	10.0	$3.52
Options Exercised	(57)	4.47			$64
Options Forfeited	(3)	3.96
Outstanding at Mar. 31, 2018	5,438	$3.87	7.2		$3,795*

Exercisable at Mar. 31, 2018	3,173	$3.50	5.5		$2,854*

*
The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.20, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2018.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Expected term	6 years
Expected volatility	69%
Expected dividends	0%
Risk-free rate	2%

As of March 31, 2018, there was approximately $8.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $1.2 million and $0.3 million in the statement of operations for the three months ended March 31, 2018 and April 1, 2017, respectively.

Note 9. Business Segments

The Company has the following three reportable segments for the three-month period ended March 31, 2018:

●
Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

●
Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products in various industries including the nutritional supplement, food and beverage and animal health industries.

●
Core standards and contract services segment: includes (i) supply of phytochemical reference standards, (ii) scientific and regulatory consulting and (iii) other research and development services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The discontinued operations are not included in following statement of operations for business segments.

Three months ended March 31, 2018	Consumer Products	Ingredients	Core Standards and Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$3,031	$2,368	$1,168	$-	$6,567
Cost of sales	1,108	1,497	825	-	3,430

Gross profit	1,923	871	343	-	3,137

Operating expenses:
Sales and marketing	2,727	316	226	-	3,269
Research and development	829	610	-	-	1,439
General and administrative		-	-	6,828	6,828
Operating expenses	3,556	926	226	6,828	11,536

Operating income (loss)	$(1,633)	$(55)	$117	$(6,828)	$(8,399)

Three months ended April 1, 2017	ConsumerProducts	Ingredients	Core Standards andContract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$14	$2,070	$1,284	$-	$3,368
Cost of sales	3	911	836	-	1,750

Gross profit	11	1,159	448	-	1,618

Operating expenses:
Sales and marketing	9	296	100	-	405
Research and development	-	664	-	-	664
General and administrative	-	-	-	2,322	2,322
Operating expenses	9	960	100	2,322	3,391

Operating income (loss)	$2	$199	$348	$(2,322)	$(1,773)

At March 31, 2018	ConsumerProducts	Ingredients	Core Standards andContract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$4,353	$6,222	$1,438	$45,432	$57,445

At December 30, 2017	ConsumerProducts	Ingredients	Core Standards andContract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$3,399	$9,742	$2,559	$47,024	$62,724

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended March 31, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$3,031	$-	$-	$3,031
NIAGEN® Ingredient	-	1,263	-	1,263
Subtotal NIAGEN Related	$3,031	$1,263	$-	$4,294

Other Ingredients	-	1,105	-	1,105
Reference Standards	-	-	919	919
Consulting and Other	-	-	249	249
Subtotal Other Goods and Services	$-	$1,105	$1,168	$2,273

Total Net Sales	$3,031	$2,368	$1,168	$6,567

Three Months Ended April 1, 2017 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$14	$-	$-	$14
NIAGEN® Ingredient	-	968	-	968
Subtotal NIAGEN Related	$14	$968	$-	$982

Other Ingredients	-	1,102	-	1,102
Reference Standards	-	-	833	833
Consulting and Other	-	-	451	451
Subtotal Other Goods and Services	$-	$1,102	$1,284	$2,386

Total Net Sales	$14	$2,070	$1,284	$3,368

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended
Major Customers	Mar. 31, 2018	Apr. 1, 2017

Customer G - Related Party	12.3%	*
Customer I	11.2%	*
Customer J	*	10.5%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At March 31, 2018	At December 30, 2017

Customer G - Related Party	16.9%	18.1%
Customer D	*	13.4%
Customer C (1)	46.8%	41.8%

* Represents less than 10%.
(1) There is ongoing litigation with Customer C

Note 10. Commitments and Contingencies

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

On March 30, 2018, the court granted Elysium leave to file amended counterclaims alleging additional breaches of the NIAGEN® Supply Agreement and Elysium filed its third amended counterclaims the same day ChromaDex filed an answer on April 13, 2018. The parties are currently in discovery.

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1, 3, 4, and 5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB has now included claim 2 in the trial of the inter partes review.

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

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of March 31, 2018, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Lease

On February 7, 2018, the Company entered into a lease amendment to lease additional office space located in Los Angeles, California through October 2021. Pursuant to the lease, the Company will make additional monthly lease payments ranging from approximately $9,000 to $11,000, as the payments escalate during the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the Securities and Exchange Commission on March 15, 2018 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2018 compared with the three months ended April 1, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption with no adverse side effects. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program, and has also been successfully notified to the FDA as generally recognized as safe (“GRAS”). Animal studies of NIAGEN® have demonstrated a variety of outcomes ranging from increased NAD levels, increased cellular metabolism and energy production to improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR, and protected by patents to which we are the exclusive licensee.

ChromaDex is the world leader in the emerging NAD space. ChromaDex has over 150 partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Scripps Research Institute and the Mayo Clinic. Other relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudi Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Robert Beudeker, Vice President of Innovation, who leads the innovation program for human nutrition and health at DSM, Dr. Matthew Roberts, Chief Technical and Quality Officer at Pharmavite, who has over 25 years of success at Abbott, Nestle and Nature's Bounty Co. and Sir John Walker, Nobel Laureate Emeritus Director and Professor at the MRC Mitochondrial Biology Unit at Cambridge.

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

As of March 31, 2018, the Company had approximately $41.0 million cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least May 11, 2019. We may, however, seek additional capital prior to May 11, 2019, both to meet our projected operating plans after May 11, 2019 and/or to fund our longer term strategic objectives.

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

Our net sales and net loss for the three-month periods ending on March 31, 2018 and April 1, 2017 were as follows:

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017

Net sales	$6,567	$3,368
Net loss	(8,443)	(1,929)

Basic and diluted loss per common share	$(0.15)	$(0.05)

Over the next two years, we plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change
Net sales:
Consumer products	$3,031	$14	Not Meaningful
Ingredients	2,368	2,070	14%
Core standards and contract services	1,168	1,284	-9%

Total net sales	$6,567	$3,368	95%

●
The Company's TRU NIAGEN® sales for consumer products segment increased after the Company's strategic shift towards consumer products. The Company expects the sales for the consumer products segment to continue to grow over the next twelve months.

●
The increase in sales for the ingredients segment is mainly due to increased sales of “NIAGEN®.”

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of regulatory consulting and other services as fewer consulting and service projects were completed.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
(In thousands)	March 31, 2018		April 1, 2017
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer products	$1,108	37%	$3	21%
Ingredients	1,497	63%	911	44%
Core standards and contract services	825	71%	836	65%

Total cost of sales	$3,430	52%	$1,750	52%

The cost of sales, as a percentage of net sales, stayed flat for the three-month period ended March 31, 2018, compared to the three-month period ended April 1, 2017.

●
The cost of sales, as a percentage of net sales, for the consumer products segment was 37% for the three-month period ended March 31, 2018.  Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN®  consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment increased 19%. This increase as a percentage of net sales was primarily due to a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, increased 6%. The decrease in consulting and other services sales for the three-month period ended March 31, 2018 led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change
Gross profit:
Consumer products	$1,923	$11	Not Meaningful
Ingredients	871	1,159	-25%
Core standards and contract services	343	448	-23%

Total gross profit	$3,137	$1,618	94%

●
The consumer products segment posted gross profit of $1.9 million for the three-month period ending March 31, 2018. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The decreased gross profit for the core standards and contract services segment is largely due to the decreased sale of regulatory consulting and other services. Fixed labor costs make up the majority of costs of regulatory consulting and other services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change
Sales and marketing expenses:
Consumer products	$2,727	$9	Not Meaningful
Ingredients	316	296	7%
Core standards and contract services	226	100	126%

Total sales and marketing expenses	$3,269	$405	707%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. Over the next twelve months, we plan to continue to invest in building out our own global branded consumer product business.

●
For the ingredients segment, the increase is largely due to increased marketing efforts to raise consumer awareness for our line of proprietary ingredients.

●
For the core standards and contract services segment, the increase is mainly due to our increased marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change
Research and development expenses:
Consumer products	$829	$-	-
Ingredients	610	664	-8%

Total sales and marketing expenses	$1,439	$664	117%

●
In the second quarter of 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Previously, these expenses were recorded all in the ingredients segment. Overall, we increased our research and development efforts and we plan to continue to increase research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside.  In the first quarter of 2018, we focused on technology development to lower production costs as well as obtaining international regulatory approvals.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change

General and administrative	$6,828	$2,322	194%

The following expenses contributed to the increase in general and administrative expenses in the first quarter of 2018:

●
An increase in legal expenses. Our legal expenses increased to approximately $3.0 million in the first quarter of 2018 compared to approximately $0.6 million in the first quarter of 2017. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for the first quarter of 2018 increased to approximately $1.1 million compared to approximately $0.3 million for the first quarter of 2017.

●
An increase of approximately $0.3 million in expenses associated with information and technology. We invested in additional staff as well as external consulting in developing and maintaining our Ecommerce platform, which we use to sell our branded consumer product TRU NIAGEN®.

Non-operating Expenses- Interest Expense, net

Interest expense consists of interest on loan payable and capital leases.

	Three months ending
(In thousands)	March 31, 2018	April 1, 2017	Change

Interest expense, net	$44	$28	57%

The increase in interest expense was mainly due to the costs related to maintaining the line of credit the Company established with Western Alliance Bank. Under the line of credit, the Company may borrow an aggregate principal amount up to $5 million.

Income Taxes

At March 31, 2018 and April 1, 2017, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three-month periods ended March 31, 2018 and April 1, 2017, respectively.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 31, 2018 was approximately $121,000 as compared to $129,000 for the three-month period ended April 1, 2017. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the three-month period ended March 31, 2018 was approximately $58,000 as compared to $24,000 for the three-month period ended April 1, 2017. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through March 31, 2018, we have incurred aggregate losses of approximately $65 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least May 11, 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $3,989,000 as compared to approximately $51,000 for the three months ended April 1, 2017. Along with the net loss, an increase in prepaid expenses was the largest use of cash during the three-month period ended March 31, 2018, partially offset by an increase in accounts payable and a decrease in trade receivables and inventories. Net cash used in operating activities for the three months ended April 1, 2017 largely reflects an increase in inventories along with the net loss, partially offset by an increase in accounts payable.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $161,000 for the three months ended March 31, 2018, compared to approximately $346,000 for the three months ended April 1, 2017. Net cash used in investing activities for the three months ended March 31, 2018 consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the three months ended April 1, 2017 consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash used in financing activities

Net cash used in financing activities was approximately $202,000 for the three months ended March 31, 2018, compared to approximately $60,000 for the three months ended April 1, 2017. Net cash used in financing activities for the three months ended March 31, 2018 primarily consisted of repurchase of common stock, partially offset by proceeds from exercise of stock options. Net cash used in financing activities for the three months ended April 1, 2017 mainly consisted of principal payments on capital leases.

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may become exposed to risks associated with changes in interest rates in connection with our credit facility with Western Alliance. As of March 31, 2018, we did not have an outstanding loan payable balance, however, we established a formula based revolving credit line with Western Alliance Bank, pursuant to which we may borrow an aggregate principal amount of up to $5,000,000, subject to certain terms and conditions. If we decide to borrow from this credit line, the interest rate will be calculated at a floating rate per month equal to the greater of 3.50% per year or the Prime Rate published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced by Lender as its Prime Rate, plus 2.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. If the Prime Rate rises, we will incur more interest expenses. Any borrowing, interest or other fees or obligations that we owe Western Alliance will become due and payable on November 4, 2018.

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

Foreign Currency Risk

All of our long-lived assets are located within the United States and we do not hold any foreign currency denominated financial instruments that are material.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies, Legal Proceedings of the Notes to Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have recorded a net loss of approximately $8.4 million for the three months ended March 31, 2018, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $11.4 million, $2.9 million and $2.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. As of March 31, 2018, our accumulated deficit was approximately $65 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of March 31, 2018, our cash and cash equivalents totaled approximately $41.0 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least May 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Because of these factors, we may seek to raise additional capital prior to May 2019 both to meet our projected operating plans after May 2019 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

*We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC ("Elysium"), the outcome of which could materially harm our business and financial results.

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

Two of our customers accounted for approximately 24% of our sales during the quarter ended March 31, 2018. Any interruption in our relationship or decline in our business with these customers or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

*In an effort to promote and better market our consumer products, we have made a strategic decision to not ship NIAGEN® to certain ingredient segment customers, which could potentially harm our overall sales.

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 30, 2017 decreased 34% compared to the year ended December 31, 2016. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 36% of the Company’s revenue for the first quarter of 2018, and sales of NIAGEN® accounted for approximately 53% of our ingredient segment’s total sales in the first quarter of 2018, or 19% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially and negatively affect our business.

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

We may be exposed to product recalls and adverse public relations if our products are alleged to be mislabeled or to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As of March 31, 2018, and May 9, 2018, we did not have any indebtedness under the Financing Agreement. However, we may incur indebtedness in the future and such indebtedness could have important consequences to you. For example, it could:

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

The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce Good Manufacturing Practices, regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

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

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be made in a timely manner or we might fail to reach expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the Securities and Exchange Commission.

*We have a significant number of outstanding options and warrants, and future sales of these shares could adversely affect the market price of our common stock.

As of March 31, 2018, we had outstanding options for an aggregate of approximately 7.5 million shares of common stock at a weighted average exercise price of $3.87 per share and outstanding warrants exercisable for an aggregate of approximately 0.5 million shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
December 31, 2017 to January 31, 2018	74,379	$5.44	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
Total	74,379	$5.44	—	—

(1)
Represents the total number of shares of common stock delivered to the Company by an individual to satisfy the statutory tax withholding obligations owed in connection with the vesting of restricted stock previously granted to such individual under the Company’s Second Amended and Restated 2007 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No. Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

2.2
Asset Purchase Agreement, dated as of August 21, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)*(1)

2.3
Amendment to Asset Purchase Agreement, dated as of September 5, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2	Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

10.1
Executive Employment Agreement, dated as of January 22, 2018, by and between Mark Friedman and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)+

31.1	Certifcation of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 10, 2018	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)