Form 10-Q
period 2018-06-30
ChromaDex Corp.
filed 2018-08-09
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ___ No   X

As of August 8, 2018 there were 55,055,435 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2018 and December 30, 2017
(In thousands, except per share data)

	June 30, 2018	December 30, 2017
Assets

Current Assets
Cash	$33,389	$45,389
Trade receivables, net of allowances of $0.5 million and $0.7 million, respectively;
Receivables from Related Party: $0.9 million and $1.5 million, respectively	5,130	5,338
Contract assets	62	-
Receivable held at escrow	751	-
Inventories	6,526	5,796
Prepaid expenses and other assets	627	655
Total current assets	46,485	57,178

Leasehold Improvements and Equipment, net	3,878	2,872
Deposits	269	272
Receivable Held at Escrow	-	750
Intangible Assets, net	1,536	1,652

Total assets	$52,168	$62,724

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,757	$3,719
Accrued expenses	3,684	3,645
Current maturities of capital lease obligations	191	196
Contract liabilities and customer deposits	185	314
Deferred rent, current	139	114
Due to officer	-	100
Total current liabilities	10,956	8,088

Capital Lease Obligations, Less Current Maturities	219	310
Deferred Rent, Less Current	493	492

Total liabilities	11,668	8,890

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding June 30, 2018 54,870 shares and
December 30, 2017 54,697 shares	55	55
Additional paid-in capital	113,375	110,380
Accumulated deficit	(72,930)	(56,601)
Total stockholders' equity	40,500	53,834
Total liabilities and stockholders' equity	$52,168	$62,724

 See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended June 30, 2018 and July 1, 2017
(In thousands, except per share data)

	June 30, 2018	July 1, 2017

Sales, net	$7,803	$4,218
Cost of sales	3,957	2,109

Gross profit	3,846	2,109

Operating expenses:
Sales and marketing	3,773	550
Research and development	1,414	850
General and administrative	6,596	2,613
Other	-	746
Operating expenses	11,783	4,759

Operating loss	(7,937)	(2,650)

Nonoperating expense:
Interest expense, net	(48)	(36)
Other	(65)	-
Nonoperating expenses	(113)	(36)

Loss from continuing operations	(8,050)	(2,686)

Loss from discontinued operations	-	(78)

Net loss	$(8,050)	$(2,764)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.06)
Loss from discontinued operations	$-	$(0.01)

Basic and diluted loss per common share	$(0.15)	$(0.07)

Basic and diluted weighted average common shares outstanding	54,892	42,121

 See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Six Month Periods Ended June 30, 2018 and July 1, 2017
(In thousands, except per share data)

	June 30, 2018	July 1, 2017

Sales, net	$14,370	$7,586
Cost of sales	7,387	3,859

Gross profit	6,983	3,727

Operating expenses:
Sales and marketing	7,042	955
Research and development	2,853	1,514
General and administrative	13,424	4,935
Other	-	746
Operating expenses	23,319	8,150

Operating loss	(16,336)	(4,423)

Nonoperating expense:
Interest expense, net	(92)	(64)
Other	(65)	-
Nonoperating expenses	(157)	(64)

Loss from continuing operations	(16,493)	(4,487)

Loss from discontinued operations	-	(206)

Net loss	$(16,493)	$(4,693)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.30)	$(0.11)
Loss from discontinued operations	$-	$(0.01)

Basic and diluted loss per common share	$(0.30)	$(0.12)

Basic and diluted weighted average common shares outstanding	54,875	40,076

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Month Period Ended June 30, 2018
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 30, 2017	54,697	$55	$110,380	$(56,601)	53,834

Adjustment to retained earnings:
cumulative effect of initially applying ASC 606	-	-	-	164	164

Exercise of stock options	57	-	255	-	255

Repurchase of common stock	(75)	-	(404)	-	(404)

Vested restricted stock	2	-	-	-	-

Share-based compensation	-	-	1,258	-	1,258

Net loss	-	-	-	(8,443)	(8,443)

Balance, March 31, 2018	54,681	$55	$111,489	$(64,880)	$46,664

Exercise of stock options	22	-	75	-	75

Share-based compensation	167	-	1,811	-	1,811

Net loss	-	-	-	(8,050)	(8,050)

Balance, June 30, 2018	54,870	$55	$113,375	$(72,930)	$40,500

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2018 and July 1, 2017
(In thousands)

	June 30, 2018	July 1, 2017

Cash Flows From Operating Activities
Net loss	$(16,493)	$(4,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	267	264
Amortization of intangibles	116	90
Share-based compensation expense	3,069	720
Allowance for doubtful trade receivables	(127)	(344)
Loss from disposal of equipment	1	1
Non-cash financing costs	70	57
Other Non-cash expense	65	-
Changes in operating assets and liabilities:
Trade receivables	335	1,628
Contract assets	(7)	-
Inventories	(730)	179
Prepaid expenses and other assets	(85)	(555)
Accounts payable	3,038	(2,950)
Accrued expenses	39	(62)
Customer deposits and other	(21)	115
Deferred rent	26	20
Due to officer	(100)	(32)
Net cash used in operating activities	(10,537)	(5,562)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,274)	(295)
Purchases of intangible assets	-	(184)
Net cash used in investing activities	(1,274)	(479)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	18,706
Proceeds from exercise of stock options	330	12
Repurchase of common stock	(404)	-
Payment of debt issuance costs	(19)	(42)
Principal payments on capital leases	(96)	(138)
Net cash (used in) provided by financing activities	(189)	18,538

Net (decrease) increase in cash	(12,000)	12,497

Cash Beginning of Period	45,389	1,642

Cash Ending of Period	$33,389	$14,139

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$22	$27

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$164	$-

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$-	$1,187
Capital lease obligation incurred for the purchase of equipment	$-	$232
Retirement of fully depreciated equipment - cost	$-	$56
Retirement of fully depreciated equipment - accumulated depreciation	$-	$(56)

See Notes to Consolidated Financial Statements.

Note 1.                       Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and results of operations and cash flows for the three and six months ended June 30, 2018 and July 1, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 30, 2017 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2018. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity: The Company's net cash outflow from operating activities was approximately $10.5 million for the six-month period ended June 30, 2018. As of June 30, 2018, cash and cash equivalents totaled approximately $33.4 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least August 10, 2019. The Company may, however, seek additional capital prior to August 10, 2019, both to meet its projected operating plans after August 10, 2019 and/or to fund its longer term strategic objectives.

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

The Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company elected to apply the modified retrospective method to contracts that are not complete as of the first day of our fiscal year 2018. The adoption of ASC 606 resulted in an adjustment to opening retained earnings of $164,000. See Note 8, Contract Assets and Contract Liabilities for additional disclosure regarding the opening balance adjustment.

For the six-month period ended June 30, 2018, approximately $13.8 million of the Company's total revenue of $14.4 million, or 96% of the total revenue, was as a result of shipping physical goods to the customers. For such revenue streams, the performance obligations are typically satisfied upon shipment of physical goods. Typical payment terms for such revenue streams are upon shipment or net 30 to 60 days. We require customers that are not creditworthy to make advance payments prior to shipment. The Company is taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred goods within one year. There are obligations for the Company to accept returns and provide refunds for the goods that are shipped, if the customer claims that the Company has not fully fulfilled the performance obligations. Returns, refunds and allowances related to sales including a reserve for estimated variable consideration for the returns, refunds and allowances are recorded as reduction of revenue. The Company uses historical rates when estimating returns, refunds and allowances. The Company also elected to account for shipping and handling activities performed as cost of sales under a fulfillment cost and any fee received for shipping and handling as part of the transaction price and recognize revenue when control of the good transfers. The related fulfillment costs are accrued at the time of revenue recognition.

The Company also has revenue streams for providing consulting services to its clients. For the six-month period ended June 30, 2018, our revenue from these streams was approximately $0.6 million, or 4% of the total revenue. For these consulting services, the performance obligations are typically satisfied over time as the consulting services are performed. Payment terms for these projects vary based on the nature of the projects, from advance payment at the beginning of the project to net 30 days from the completion of the project. The Company typically requires advance payments from customers for large-scale consulting projects that have a contract duration of 30 days or longer. The original expected duration of these contracts are typically one year or less. As such, the Company is applying an optional exemption from ASC 606 to not make the disclosures related to the remaining performance obligations. The Company is also taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred services within one year. If contracts are terminated prior to the completion, the Company typically has a right to bill the customer for all services that have been performed through the termination date.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. For public business entities, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our consolidated financial statements.

Note 4.                       Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net loss	$(8,050)	$(2,764)	$(16,493)	$(4,693)

Basic and diluted loss per common share	$(0.15)	$(0.07)	$(0.30)	$(0.12)

Basic and diluted weighted average
common shares outstanding (1):	54,892	42,121	54,875	40,076

Potentially dilutive securities (2):
Stock options	8,559	5,965	8,559	5,965
Warrants	470	470	470	470

(1) Includes approximately 0.2 million weighted average nonvested shares of restricted for the three and six month periods ending June 30, 2018, respectively, and approximately 0.5 million nonvested shares of restricted stock for the three and six month periods ending July 1, 2017, respectively. These shares are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5.                       Line of Credit

On November 4, 2016, the Company entered into a business financing agreement (“Financing Agreement”) with Western Alliance Bank (“Western Alliance”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $5,000,000, subject to the terms and conditions of the Financing Agreement. In June 2018, the Company notified Western Alliance that it did not intend to draw from the line of credit established by the Financing Agreement. The Company previously did not have any outstanding loan payable from this line of credit arrangement.

The Company incurred debt issuance costs of approximately $272,000 in connection with this line of credit arrangement and had an unamortized balance of approximately $65,000 as of the termination date. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The unamortized deferred asset was expensed immediately on the termination date as other non-operating expense.

Note 6.                       Related Party Transactions

Sale of consumer products
	Net sales Three months ended June 30, 2018	Net sales Six months ended June 30, 2018	Net sales Three months ended July 1, 2017	Net sales Six months ended July 1, 2017	Trade receivable at June 30, 2018
Customer G*	$0.3 million	$1.1 million	-	-	$0.9 million
Customer H*	-	$0.4 million	-	-	-
Total	$0.3 million	$1.5 million	-	-	$0.9 million

*Customer G & H are related parties through common ownership of an enterprise that owns beneficially more than 10% of the common stock of the Company.

Note 7.                       Inventories

The amounts of major classes of inventory as of June 30, 2018 and December 30, 2017 are as follows:

(In thousands)	June 30, 2018	Dec. 30, 2017
Bulk ingredients	$2,048	$4,159
Reference standards	1,023	1,027
Consumer Products - Finished Goods	1,686	503
Consumer Products - Work in Process	1,917	249
	6,674	5,938
Less valuation allowance	(148)	(142)
	$6,526	$5,796

Note 8.                       Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:
(In thousands)	Dec. 30, 2017	Opening Balance Adjustment	FY 2018 Opening Balance	Reductions (1)	Additions (2)	June 30, 2018
Contract Assets	$-	$56	$56	$(202)	$208	$62
Contract Liabilities - Open Projects (3)	186	(108)	78	(69)	64	73
Contract Liabilities - Other Customer Deposits (4)	128	-	128	(45)	29	112
Net Contract Assets (Liabilities)	$(314)	$164	$(150)	$(88)	$115	$(123)

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

In the three and six months ended June 30, 2018, we recognized revenue of approximately $35,000 and $80,000 related to our adjusted contract liabilities at the beginning of the fiscal year 2018.

Note 9.                       Employee Share-Based Compensation

Stock Option Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 to increase the number of shares reserved for issuance under the 2017 plan by 500,000 shares (the "Inducement Shares"). On June 22, 2018, the stockholders of the Company approved an increase of 6,000,000 in the number of shares reserved for issuance under the 2017 Plan. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). Under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) the 500,000 Inducement Shares.

Under both 2007 Plan and 2017 Plan, the total number of shares the Company may grant, excluding returned shares, was approximately 17.3 million shares. The remaining amount available for issuance under the 2017 Plan totaled approximately 5.7 million shares at June 30, 2018.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at June 30, 2018 and changes during the six months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 30, 2017	4,451	$3.46	6.7

Options Granted	2,457	4.55	10.0	$2.93
Options Classification from Employee to Non-Employee	(168)	4.17
Options Exercised	(77)	4.22			$69
Options Expired	(175)	4.50
Options Forfeited	(111)	4.28
Outstanding at June 30, 2018	6,377	$3.82	7.8		$2,292*

Exercisable at June 30, 2018	3,001	$3.41	5.7		$1,810*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.71, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2018.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the six months ended June 30, 2018.

Six Months Ended June 30, 2018
Expected term	6 years
Expected volatility	69% - 70%
Expected dividends	0%
Risk-free rate	2% - 3%

As of June 30, 2018, there was approximately $10.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.

Performance Stock Award

On June 22, 2018, the Compensation Committee of the Board of Directors of the Company approved a grant of 166,667 shares of fully-vested restricted stock to Robert Fried, the Company's Chief Executive Officer. The shares were granted pursuant to his employment agreement, which provided for the restricted stock grant upon the achievement of certain performance goals. The expense for the awarded shares was approximately $0.6 million and was recognized during the second quarter of 2018.

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $1.8 million and $3.0 million in the statement of operations for the three and six months ended June 30, 2018, respectively, and approximately $0.4 million and $0.7 million for the three and six months ended July 1, 2017, respectively.

Note 10.                       Business Segments

The Company has the following three reportable segments for the three- and six-month periods ended June 30, 2018:

●
Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

●
Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products in various industries including the nutritional supplement, food, beverage and animal health industries.

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

Three months ended	Consumer		Core Standards and
June 30, 2018	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$3,732	$2,879	$1,192	$-	$7,803
Cost of sales	1,570	1,536	851	-	3,957

Gross profit	2,162	1,343	341	-	3,846

Operating expenses:
Sales and marketing	3,357	256	160	-	3,773
Research and development	848	566	-	-	1,414
General and administrative	-	-	-	6,596	6,596
Operating expenses	4,205	822	160	6,596	11,783

Operating income (loss)	$(2,043)	$521	$181	$(6,596)	$(7,937)

Three months ended	Consumer		Core Standards and
July 1, 2017	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$142	$2,863	$1,213	$-	$4,218
Cost of sales	38	1,320	751	-	2,109

Gross profit	104	1,543	462	-	2,109

Operating expenses:
Sales and marketing	181	273	96	-	550
Research and development	51	799	-	-	850
General and administrative	-	-	-	2,613	2,613
Other	-	746	-	-	746
Operating expenses	232	1,818	96	2,613	4,759

Operating income (loss)	$(128)	$(275)	$366	$(2,613)	$(2,650)

Six months ended	Consumer		Core Standards and
June 30, 2018	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$6,763	$5,247	$2,360	$-	$14,370
Cost of sales	2,678	3,033	1,676	-	7,387

Gross profit	4,085	2,214	684	-	6,983

Operating expenses:
Sales and marketing	6,084	572	386	-	7,042
Research and development	1,677	1,176	-	-	2,853
General and administrative		-	-	13,424	13,424
Operating expenses	7,761	1,748	386	13,424	23,319

Operating income (loss)	$(3,676)	$466	$298	$(13,424)	$(16,336)

Six months ended	Consumer		Core Standards and
July 1, 2017	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$156	$4,933	$2,497	$-	$7,586
Cost of sales	41	2,231	1,587	-	3,859

Gross profit	115	2,702	910	-	3,727

Operating expenses:
Sales and marketing	190	569	196	-	955
Research and development	51	1,463	-	-	1,514
General and administrative	-	-	-	4,935	4,935
Other	-	746	-	-	746
Operating expenses	241	2,778	196	4,935	8,150

Operating income (loss)	$(126)	$(76)	$714	$(4,935)	$(4,423)

	Consumer		Core Standards and
At June 30, 2018	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$6,144	$5,736	$1,388	$38,900	$52,168

	Consumer		Core Standards and
At December 30, 2017	Products	Ingredients	Contract Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$3,399	$9,742	$2,559	$47,024	$62,724

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended June 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$3,732	$-	$-	$3,732
NIAGEN® Ingredient	-	1,934	-	1,934
Subtotal NIAGEN Related	$3,732	$1,934	$-	$5,666

Other Ingredients	-	945	-	945
Reference Standards	-	-	820	820
Consulting and Other	-	-	372	372
Subtotal Other Goods and Services	$-	$945	$1,192	$2,137

Total Net Sales	$3,732	$2,879	$1,192	$7,803

Three Months Ended July 1, 2017 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$142	$-	$-	$142
NIAGEN® Ingredient	-	1,973	-	1,973
Subtotal NIAGEN Related	$142	$1,973	$-	$2,115

Other Ingredients	-	890	-	890
Reference Standards	-	-	767	767
Consulting and Other	-	-	446	446
Subtotal Other Goods and Services	$-	$890	$1,213	$2,103

Total Net Sales	$142	$2,863	$1,213	$4,218

Six Months Ended June 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$6,763	$-	$-	$6,763
NIAGEN® Ingredient	-	3,197	-	3,197
Subtotal NIAGEN Related	$6,763	$3,197	$-	$9,960

Other Ingredients	-	2,050	-	2,050
Reference Standards	-	-	1,739	1,739
Consulting and Other	-	-	621	621
Subtotal Other Goods and Services	$-	$2,050	$2,360	$4,410

Total Net Sales	$6,763	$5,247	$2,360	$14,370

Six Months Ended July 1, 2017 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Contract Services Segment	Total

TRU NIAGEN®, Consumer Product	$156	$-	$-	$156
NIAGEN® Ingredient	-	2,941	-	2,941
Subtotal NIAGEN Related	$156	$2,941	$-	$3,097

Other Ingredients	-	1,992	-	1,992
Reference Standards	-	-	1,600	1,600
Consulting and Other	-	-	897	897
Subtotal Other Goods and Services	$-	$1,992	$2,497	$4,489

Total Net Sales	$156	$4,933	$2,497	$7,586

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Six months ended
Major Customers	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Customer F	*	15.0%	*	10.1%
Customer K	12.3%	*	*	*
Customer I	11.5%	*	11.4%	*

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At June 30, 2018	At December 30, 2017

Customer G - Related Party	17.2%	18.1%
Customer I	11.9%	*
Customer D	*	13.4%
Customer C (1)	43.5%	41.8%

* Represents less than 10%.
(1) There is ongoing litigation with Customer C

Note 11.                       Commitments and Contingencies

Legal proceedings - Elysium Health, LLC

(A) California Action

On December 29, 2016, ChromaDex, Inc. filed a complaint in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant (the “Complaint”). On January 25, 2017, Elysium filed an answer and counterclaims in response to the Complaint (the “Counterclaim” and together with the Complaint, the “California Action”). Over the course of the California Action, the parties have each filed amended pleadings several times and have each engaged in several rounds of motions to dismiss and one round of motion for judgment on the pleadings with respect to various claims. Most recently, on June 29, 2018, ChromaDex filed a fourth amended complaint, which Elysium moved to dismiss on July 9, 2018. The court denied in part and granted in part Elysium’s motion on July 27, 2018.

Following the court’s July 27, 2018 order, the claims that ChromaDex, Inc. presently asserts in the California Action, among other allegations, are that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the NIAGEN® Supply Agreement, and (iii) Elysium willfully and maliciously misappropriated ChromaDex, Inc. trade secrets concerning its ingredient sales business under both the California Uniform Trade Secrets Act and the Federal Defend Trade Secrets Act. ChromaDex, Inc. is seeking damages and interest for Elysium’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement and compensatory damages and interest, punitive damages, injunctive relief, and attorney’s fees for Elysium’s alleged willful and malicious misappropriation of ChromaDex, Inc.’s trade secrets. Elysium's answer to ChromaDex, Inc.'s fourth amended complaint is due on August 9, 2018.

Among other allegations, the claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, by not supplying NIAGEN® manufactured according to the defined standard, and by failing to provide Elysium with information concerning the quality and identity of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), and (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse. ChromaDex, Inc. answered Elysium’s present allegations on April 13, 2018. The parties are currently in discovery.

(B) Patent Trial

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1, 3, 4, and 5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB has now included claim 2 in the trial of the inter partes review. That trial is scheduled for October 2, 2018.

(C) Southern District of New York Complaint

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

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of June 30, 2018, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

Employment agreement with Robert Fried

On June 22, 2018, the Company and Robert Fried, the Company’s Chief Executive Officer, entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”). The Employment Agreement amends the Executive Employment Agreement by and between the Company and Mr. Fried, dated March 12, 2017, as amended on December 20, 2017.

Pursuant to the Employment Agreement, Mr. Fried is entitled to: (i) an annual base salary of $450,000; (ii) starting in fiscal year 2019, an increased annual base salary of $500,000; (iii) annual cash bonuses (iv) an option to purchase up to 744,097 shares of Company common stock under the 2017 Plan (the “Option”), with one-third of the shares subject to the Option vesting on June 22, 2019 and the remaining shares vesting in a series of 24 equal monthly installments thereafter; (v) up to 333,333 shares of fully-vested restricted Company common stock that will be granted upon the achievement of certain performance goals and (vi) starting in fiscal year 2019, annual equity grants in amounts commensurate with Mr. Fried’s position with the Company, in the discretion of the Company’s Board of Directors. Any unvested shares subject to the Option will vest in full upon termination by the Company of Mr. Fried’s employment without cause or Mr. Fried’s resignation for "Good Reason," as defined in the Employment Agreement.

If Mr. Fried’s employment is terminated by the Company without cause or Mr. Fried resigns for good reason, Mr. Fried will receive (i) continuation of his base salary for 18 months, (ii) COBRA premiums for 12 months, (iii) accelerated vesting of any unvested time-based vesting equity awards that would have otherwise become vested had Mr. Fried performed continuous service through the one year anniversary of such termination date, (iv) an extended exercise period for his options and stock appreciation rights and (v) a prorated Performance Bonus. In the case of Mr. Fried’s death or disability, Mr. Fried will be eligible to receive a prorated Performance Bonus.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2018 compared with the three and six months ended July 1, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

As of June 30, 2018, the Company had approximately $33.4 million cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

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

Our net sales and net loss for the three- and six-month periods ending on June 30, 2018 and July 1, 2017 were as follows:

	Three months ending		Six months ending
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net sales	$7,803	$4,218	$14,370	$7,586
Net loss	(8,050)	(2,686)	(16,493)	(4,693)

Basic and diluted loss per common share	$(0.15)	$(0.07)	$(0.30)	$(0.12)

We plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Net sales:
Consumer products	$3,732	$142	Not Meaningful	$6,763	$156	Not Meaningful
Ingredients	2,879	2,863	1%	5,247	4,933	6%
Core standards and contract services	1,192	1,213	-2%	2,360	2,497	-5%

Total net sales	$7,803	$4,218	85%	$14,370	$7,586	89%

●
The Company's TRU NIAGEN® sales for consumer products segment increased after the Company's strategic shift towards consumer products. The Company expects the sales for the consumer products segment to continue to grow over the next twelve months.

●
The increase in sales for the ingredients segment for the six months ended June 30, 2018 is mainly due to increased sales of “NIAGEN®.”

●
The decrease in sales for the core standards and contract services segment is primarily due to decreased sales of consulting and other services as fewer consulting and service projects were completed.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
(In thousands)	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer products	$1,570	42%	$38	27%	$2,678	40%	$41	26%
Ingredients	1,536	53%	1,320	46%	3,033	58%	2,231	45%
Core standards and contract services	851	71%	751	62%	1,676	71%	1,587	64%

Total cost of sales	$3,957	51%	$2,109	50%	$7,387	51%	$3,859	51%

The cost of sales, as a percentage of net sales, increased by 1% and stayed flat for the three- and six-month periods ended June 30, 2018, respectively, compared to the comparable periods in 2017.

●
The cost of sales, as a percentage of net sales, for the consumer products segment were 42% and 40% for the three- and six-month periods ended June 30, 2018. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment increased 7% and 13% for the three- and six-month periods, respectively. This is largely due to an increase in production costs of NIAGEN® ingredient. In addition, we had a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The cost of sales, as a percentage of net sales for the core standards and contract services segment, increased 9% and 7% for the three- and six-month periods, respectively. The decrease in consulting and other services sales led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Gross profit:
Consumer products	$2,162	$104	Not Meaningful	$4,085	$115	Not Meaningful
Ingredients	1,343	1,543	-13%	2,214	2,702	-18%
Core standards and contract services	341	462	-26%	684	910	-25%

Total gross profit	$3,846	$2,109	82%	$6,983	$3,727	87%

●
The consumer products segment posted gross profit of $2.2 million and $4.1 million for the three- and six-month periods ending June 30, 2018. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to an increase in production costs of NIAGEN® ingredient. In addition, we had a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The decreased gross profit for the core standards and contract services segment is largely due to the decreased sale of consulting and other services. Fixed labor costs make up the majority of costs of consulting and other services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales and marketing expenses:
Consumer products	$3,357	$181	Not Meaningful	$6,084	$190	Not Meaningful
Ingredients	256	273	-6%	572	569	1%
Core standards and contract services	160	96	67%	386	196	97%

Total sales and marketing expenses	$3,773	$550	586%	$7,042	$955	637%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We plan to continue to invest in building out our own global branded consumer product business.

●
For the ingredients segment, the decrease during the three-month period ended June 30, 2018 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the core standards and contract services segment, the increase is mainly due to our increased marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Research and development expenses:
Consumer products	$848	$51	Not Meaningful	$1,677	$51	Not Meaningful
Ingredients	566	799	-29%	$1,176	1,463	-20%

Total sales and marketing expenses	$1,414	$850	66%	$2,853	$1,514	88%

●
In the second quarter of 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Previously, these expenses were recorded all in the ingredients segment. Overall, we increased our research and development efforts and we plan to continue to increase research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside. In the first half of 2018, we focused on technology development to lower production costs as well as obtaining international regulatory approvals.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change

General and administrative	$6,596	$2,613	152%	$13,424	$4,935	172%

The following expenses contributed to the increase in general and administrative expenses in the three- and six-month periods ended June 30, 2018:

●
An increase in legal expenses. Our legal expenses increased to approximately $2.1 million and $5.1 million in the three- and six-month periods ended June 30, 2018, respectively, compared to approximately $0.8 million and $1.4 million in the comparable periods in 2017. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for three- and six-month periods ended June 30, 2018 increased to approximately $1.6 million and $2.7 million, respectively, compared to approximately $0.4 million and $0.7 million for the comparable periods in 2017.

●
An increase in information and technology expense. Our information and technology expense for three- and six month periods ended June 30, 2018 increased to approximately $0.4 million and $0.8 million, respectively, compared to approximately $0.1 million and $0.2 million for the comparable periods in 2017. We invested in additional staff as well as external consulting in developing and maintaining our Ecommerce platform, which we use to sell our branded consumer product TRU NIAGEN®.

●
An increase in royalties we paid to patent holders. Our royalty expense for the three- and six month periods ended June 30, 2018 increased to approximately $0.4 million and $0.7 million, respectively, compared to approximately $0.1 million and $0.2 million for the comparable periods in 2017. The increases are due to increased sales for licensed products in the first half of 2018.

Non-operating Expenses- Interest Expense, net

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Six months ending
(In thousands)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change

Interest expense, net	$48	$36	33%	$92	$64	44%

The increase in interest expense was mainly due to the costs related to maintaining the line of credit the Company established with Western Alliance Bank.

Income Taxes

At June 30, 2018 and July 1, 2017, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and six-month periods ended June 30, 2018 and July 1, 2017, respectively.

Depreciation and Amortization

Depreciation expense for the six-month period ended June 30, 2018 was approximately $267,000 as compared to $264,000 for the six-month period ended July 1, 2017. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the six-month period ended June 30, 2018 was approximately $116,000 as compared to $90,000 for the six-month period ended July 1, 2017. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through June 30, 2018, we have incurred aggregate losses of approximately $73 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2018 was approximately $10.5 million as compared to approximately $5.6 million for the six months ended July 1, 2017. Along with the net loss, an increase in inventories was the largest use of cash during the six-month period ended June 30, 2018, partially offset by an increase in accounts payable and noncash share-based compensation expense. Net cash used in operating activities for the six months ended July 1, 2017 largely reflects a decrease in accounts payable along with the net loss, partially offset by a decrease in trade receivables and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $1.3 million for the six months ended June 30, 2018, compared to approximately $0.5 million for the six months ended July 1, 2017. Net cash used in investing activities for the six months ended June 30, 2018 consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the six months ended July 1, 2017 consisted of purchases of leasehold improvements and equipment and intangible assets.

Net cash used in financing activities

Net cash used in financing activities was approximately $0.2 million for the six months ended June 30, 2018, compared to approximately $18.5 million provided by financing activities for the six months ended July 1, 2017. Net cash used in financing activities for the six months ended June 30, 2018 primarily consisted of repurchase of common stock, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended July 1, 2017 mainly consisted of the issuance of common stock in a private placement financing.

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, Commitments and Contingencies, Legal Proceedings of the Notes to Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have recorded a net loss of approximately $16.5 million for the six months ended June 30, 2018, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $11.4 million, $2.9 million and $2.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. As of June 30, 2018, our accumulated deficit was approximately $73 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of June 30, 2018, our cash and cash equivalents totaled approximately $33.4 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least August 2019, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Because of these factors, we may seek to raise additional capital prior to August 2019 both to meet our projected operating plans after August 2019 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

Two of our customers accounted for approximately 24% of our sales during the quarter ended June 30, 2018. Any interruption in our relationship or decline in our business with these customers or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 30, 2017 decreased 34% compared to the year ended December 31, 2016. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 37% of the Company’s revenue for the first six months of 2018, and sales of NIAGEN® accounted for approximately 61% of our ingredient segment’s total sales in the first six months of 2018, or 22% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially and negatively affect our business.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, Mark J. Friedman, Lisa Bratkovich and Troy A. Rhonemus, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Marketing Officer and Executive Vice President, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

As of June 30, 2018, we had outstanding options for an aggregate of approximately 8.6 million shares of common stock at a weighted average exercise price of $3.83 per share and outstanding warrants exercisable for an aggregate of approximately 0.5 million shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.
Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008) (1)

2.2
Asset Purchase Agreement, dated as of August 21, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)*

2.3
Amendment to Asset Purchase Agreement, dated as of September 5, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference from, and filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2	Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

10.1
Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.2
Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.3
ChromaDex Corporation 2017 Equity Incentive Plan, as amended, and Form of Option Grant Notice, Form of Option Agreement, Form of Restricted Stock Award Grant Notice, Form of Restricted Stock Award Agreement, Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement thereunder (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.4	Amended and Restated Non-Employee Director Compensation Policy❖+
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

❖
Filed herewith.
(1)
Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Planof Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources,Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
*
This Exhibit has been granted confidential treatment and has been filed separately with theCommission. The confidential portions of this Exhibit have been omitted and are marked by anasterisk.
+
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)