Form 10-Q
period 2018-09-30
ChromaDex Corp.
filed 2018-11-07
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company X
(Do not check if smaller reporting company)	Emerging growth company ___

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

As of November 6, 2018 there were 55,102,484 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2018 and December 30, 2017
(In thousands, except per share data)

	Sep. 30, 2018	Dec. 30, 2017
Assets

Current Assets
Cash	$28,214	$45,389
Trade receivables, net of allowances of $0.5 million and $0.7 million, respectively;
Receivables from Related Party: $0.7 million and $1.5 million, respectively	4,773	5,338
Contract assets	76	-
Receivable held at escrow	752	-
Inventories	7,079	5,796
Prepaid expenses and other assets	593	655
Total current assets	41,487	57,178

Leasehold Improvements and Equipment, net	3,745	2,872
Deposits	269	272
Receivable Held at Escrow	-	750
Intangible Assets, net	1,521	1,652

Total assets	$47,022	$62,724

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,893	$3,719
Accrued expenses	3,587	3,645
Current maturities of capital lease obligations	183	196
Contract liabilities and customer deposits	155	314
Deferred rent, current	142	114
Due to officer	-	100
Total current liabilities	12,960	8,088

Capital Lease Obligations, Less Current Maturities	178	310
Deferred Rent, Less Current	482	492

Total liabilities	13,620	8,890

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding September 30, 2018 54,919 shares and
December 30, 2017 54,697 shares	55	55
Additional paid-in capital	114,882	110,380
Accumulated deficit	(81,535)	(56,601)
Total stockholders' equity	33,402	53,834

Total liabilities and stockholders' equity	$47,022	$62,724

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended September 30, 2018 and September 30, 2017
(In thousands, except per share data)

	Sep. 30, 2018	Sep. 30, 2017

Sales, net	$8,120	$6,084
Cost of sales	3,759	3,169

Gross profit	4,361	2,915

Operating expenses:
Sales and marketing	4,837	1,103
Research and development	1,350	1,040
General and administrative	6,770	3,948
Operating expenses	12,957	6,091

Operating loss	(8,596)	(3,176)

Nonoperating expense:
Interest expense, net	(9)	(45)
Nonoperating expenses	(9)	(45)

Loss from continuing operations	(8,605)	(3,221)

Loss from discontinued operations	-	(109)
Gain on sale of discontinued operations	-	5,467
Income from discontinued operations	-	5,358

Net (loss) income	$(8,605)	$2,137

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.16)	$(0.07)
Earnings from discontinued operations	$-	$0.12

Basic (loss) earnings per common share	$(0.16)	$0.05

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.16)	$(0.07)
Earnings from discontinued operations	$-	$0.11

Diluted (loss) earnings per common share	$(0.16)	$0.04

Basic weighted average common shares outstanding	55,068	47,065

Diluted weighted average common shares outstanding	55,068	47,557

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Nine Month Periods Ended September 30, 2018 and September 30, 2017
(In thousands, except per share data)

	Sep. 30, 2018	Sep. 30, 2017

Sales, net	$22,490	$13,670
Cost of sales	11,146	7,028

Gross profit	11,344	6,642

Operating expenses:
Sales and marketing	11,879	2,058
Research and development	4,203	2,554
General and administrative	20,194	8,883
Other	-	746
Operating expenses	36,276	14,241

Operating loss	(24,932)	(7,599)

Nonoperating expense:
Interest expense, net	(101)	(109)
Other	(65)	-
Nonoperating expenses	(166)	(109)

Loss from continuing operations	(25,098)	(7,708)

Loss from discontinued operations	-	(315)
Gain on sale of discontinued operations	-	5,467
Income from discontinued operations	-	5,152

Net loss	$(25,098)	$(2,556)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.46)	$(0.18)
Earnings from discontinued operations	$-	$0.12

Basic and diluted loss per common share	$(0.46)	$(0.06)

Basic and diluted weighted average common shares outstanding	54,940	42,406

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Month Period Ended September 30, 2018
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 30, 2017	54,697	$55	$110,380	$(56,601)	53,834

Adjustment to retained earnings:
cumulative effect of initially applying ASC 606	-	-	-	164	164

Exercise of stock options	57	-	255	-	255

Repurchase of common stock	(75)	-	(404)	-	(404)

Vested restricted stock	2	-	-	-	-

Share-based compensation	-	-	1,258	-	1,258

Net loss	-	-	-	(8,443)	(8,443)

Balance, March 31, 2018	54,681	$55	$111,489	$(64,880)	$46,664

Exercise of stock options	22	-	75	-	75

Share-based compensation	167	-	1,811	-	1,811

Net loss	-	-	-	(8,050)	(8,050)

Balance, June 30, 2018	54,870	$55	$113,375	$(72,930)	$40,500

Exercise of stock options	49	-	190	-	190

Share-based compensation	-	-	1,317	-	1,317

Net loss	-	-	-	(8,605)	(8,605)

Balance, September 30, 2018	54,919	$55	$114,882	$(81,535)	$33,402

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2018 and September 30, 2017
(In thousands)

	Sep. 30, 2018	Sep. 30, 2017

Cash Flows From Operating Activities
Net loss	$(25,098)	$(2,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	436	396
Amortization of intangibles	175	148
Share-based compensation expense	4,386	1,211
Allowance for doubtful trade receivables	(132)	(548)
Gain from disposal of assets	-	(5,467)
Loss from disposal of equipment	1	5
Non-cash financing costs	70	89
Other Non-cash expense	65	-
Changes in operating assets and liabilities:
Trade receivables	697	1,492
Contract assets	(21)	-
Inventories	(1,282)	1,358
Prepaid expenses and other assets	(53)	(480)
Accounts payable	5,174	(1,735)
Accrued expenses	(58)	(44)
Customer deposits and other	(50)	(61)
Deferred rent	18	188
Due to officer	(100)	(33)
Net cash used in operating activities	(15,772)	(6,037)

Cash Flows From Investing Activities
Proceeds from disposal of assets, net of transaction costs	-	5,953
Purchases of leasehold improvements and equipment	(1,311)	(872)
Purchases of intangible assets	(45)	(184)
Net cash (used in) provided by investing activities	(1,356)	4,897

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	23,714
Proceeds from exercise of stock options	520	395
Repurchase of common stock	(404)	-
Payment of debt issuance costs	(19)	(49)
Principal payments on capital leases	(144)	(562)
Net cash (used in) provided by financing activities	(47)	23,498

Net (decrease) increase in cash	(17,175)	22,358

Cash Beginning of Period	45,389	1,642

Cash Ending of Period	$28,214	$24,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$33	$44

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$164	$-

Supplemental Schedule of Noncash Investing Activity
Noncash consideration transferred for the acquisition of Healthspan Research LLC	$-	$1,187
Capital lease obligation incurred for the purchase of equipment	$-	$515
Receivable from disposal of assets held at escrow	$-	$750
Retirement of fully depreciated equipment - cost	$-	$56
Retirement of fully depreciated equipment - accumulated depreciation	$-	$(56)

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC and ChromaDex Analytics, Inc. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and results of operations and cash flows for the three and nine months ended September 30, 2018 and September 30, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 30, 2017 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2018. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity: The Company's net cash outflow from operating activities was approximately $15.8 million for the nine-month period ended September 30, 2018. As of September 30, 2018, cash and cash equivalents totaled approximately $28.2 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least November 8, 2019. The Company may, however, seek additional capital prior to November 8, 2019, both to meet its projected operating plans after November 9, 2019 and/or to fund its longer term strategic objectives.

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

For the nine-month period ended September 30, 2018, approximately $21.7 million of the Company's total revenue of $22.5 million, or 96% of the total revenue, was as a result of shipping physical goods to the customers. For such revenue streams, the performance obligations are typically satisfied upon shipment of physical goods. Typical payment terms for such revenue streams are upon shipment or net 30 to 60 days. We require customers that are not creditworthy to make advance payments prior to shipment. The Company is taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred goods within one year. There are obligations for the Company to accept returns and provide refunds for the goods that are shipped, if the customer claims that the Company has not fully fulfilled the performance obligations. Returns, refunds and allowances related to sales including a reserve for estimated variable consideration for the returns, refunds and allowances are recorded as reduction of revenue. The Company uses historical rates when estimating returns, refunds and allowances. The Company also elected to account for shipping and handling activities performed as cost of sales under a fulfillment cost and any fee received for shipping and handling as part of the transaction price and recognize revenue when control of the good transfers. The related fulfillment costs are accrued at the time of revenue recognition.

The Company also has revenue streams for providing consulting services to its clients. For the nine-month period ended September 30, 2018, our revenue from these streams was approximately $0.8 million, or 4% of the total revenue. For these consulting services, the performance obligations are typically satisfied over time as the consulting services are performed. Payment terms for these projects vary based on the nature of the projects, from advance payment at the beginning of the project to net 30 days from the completion of the project. The Company typically requires advance payments from customers for large-scale consulting projects that have a contract duration of 30 days or longer. The original expected duration of these contracts are typically one year or less. As such, the Company is applying an optional exemption from ASC 606 to not make the disclosures related to the remaining performance obligations. The Company is also taking the practical expedient on not adjusting the promised amount of consideration for the effects of a significant financing component, since the Company expects the customer to pay for the transferred services within one year. If contracts are terminated prior to the completion, the Company typically has a right to bill the customer for all services that have been performed through the termination date.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. For public business entities, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our consolidated financial statements

SEC Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

Note 4. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017

Net (loss) income	$(8,605)	$2,137	$(25,098)	$(2,556)

Basic weighted average common shares outstanding (1):	55,068	47,065	54,940	42,406

Basic (loss) earnings per common share	$(0.16)	$0.05	$(0.46)	$(0.06)

Dilutive effect of stock options, net	-	474	-	-
Dilutive effect of warrants, net	-	18	-	-

Diluted weighted average common shares outstanding :	55,068	47,557	54,940	42,406

Diluted (loss) earnings per common share	$(0.16)	$0.04	$(0.46)	$(0.06)

Potentially dilutive securities, total (2):
Stock options	8,536	5,448	8,536	5,922
Warrants	470	452	470	470

(1)
Includes approximately 0.2 million weighted average nonvested shares of restricted stock for the three and nine month periodending September 30, 2018, respectively, and approximately 0.5 million weighted average nonvested shares or restricted stock for the three and nine month periods ending September 30, 2017, respectively. These shares are participating securities that feature voting and dividend rights.

(2)
Excluded from the computation of diluted (loss) earnings per share as their impact is antidilutive.

Note 5. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Sep. 30, 2018	Net sales Nine months ended Sep. 30, 2018	Net sales Three months ended Sep. 30, 2017	Net sales Nine months ended Sep. 30, 2017	Trade receivable at Sep. 30, 2018
Customer G*	$0.7 million	$1.8 million	$2.3 million	$2.3 million	$0.7 million
Customer H*	-	$0.4 million	-	-	-
Total	$0.7 million	$2.2 million	$2.3 million	$2.3 million	$0.7 million

*
Customer G & H are related parties through common ownership of an enterprise that owns beneficially more than 10% of the common stock of the Company.

Note 6. Inventories

The amounts of major classes of inventory as of September 30, 2018 and December 30, 2017 are as follows:

(In thousands)	Sep. 30, 2018	Dec. 30, 2017
Bulk ingredients	$2,862	$4,159
Reference standards	930	1,027
Consumer Products - Finished Goods	1,324	503
Consumer Products - Work in Process	2,093	249
	7,209	5,938
Less valuation allowance	(130)	(142)
	$7,079	$5,796

Note 7. Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 30, 2017	Opening Balance Adjustment	FY 2018 Opening Balance	Reductions (1)	Additions (2)	Sep. 30, 2018
Contract Assets	$-	$56	$56	$(263)	$283	$76
Contract Liabilities - Open Projects (3)	186	(108)	78	(116)	97	59
Contract Liabilities - Other Customer Deposits (4)	128	-	128	(121)	89	96
Net Contract Assets (Liabilities)	$(314)	$164	$(150)	$(26)	$97	$(79)

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

In the three and nine months ended September 30, 2018, we recognized revenue of approximately $12,000 and $92,000 related to our adjusted contract liabilities at the beginning of the fiscal year 2018.

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

Under both 2007 Plan and 2017 Plan, the total number of shares the Company may grant, excluding returned shares, was approximately 17.3 million shares. The remaining amount available for issuance under the 2017 Plan totaled approximately 5.7 million shares at September 30, 2018.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options granted to employees at September 30, 2018 and changes during the nine months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 30, 2017	4,451	$3.47	6.6

Options Granted	2,468	4.55	10.0	$2.92
Options Classification from Employee to Non-Employee	(168)	4.17
Options Exercised	(126)	4.09			$102
Options Expired	(175)	4.50
Options Forfeited	(121)	4.24
Outstanding at Sep. 30, 2018	6,329	$3.82	7.4		$4,764*

Exercisable at Sep. 30, 2018	3,193	$3.44	5.7		$3,261*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.29, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2018.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted to employees during the nine months ended September 30, 2018.

Nine Months Ended September 30, 2018
Expected term	6 years
Expected volatility	69% ~ 70%
Expected dividends	0%
Risk-free rate	2% ~ 3%

As of September 30, 2018, there was approximately $9.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

Employee Share-Based Compensation

The Company recognized compensation expense of approximately $1.2 million and $4.2 million in the statement of operations for the three and nine months ended September 30, 2018, respectively, and approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively.

Note 9. Business Segments

The Company has the following three reportable segments for the three- and nine-month periods ended September 30, 2018:

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

●
Core standards and services segment: includes (i) supply of phytochemical reference standards, (ii) scientific and regulatory consulting and (iii) other research and development services.

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

Three months ended	Consumer		Core Standards
September 30, 2018	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$5,225	$1,859	$1,036	$-	$8,120
Cost of sales	1,975	955	829	-	3,759

Gross profit	3,250	904	207	-	4,361

Operating expenses:
Sales and marketing	4,597	75	165	-	4,837
Research and development	1,113	237	-	-	1,350
General and administrative	-	-	-	6,770	6,770
Operating expenses	5,710	312	165	6,770	12,957

Operating income (loss)	$(2,460)	$592	$42	$(6,770)	$(8,596)

Three months ended	Consumer		Core Standards
September 30, 2017	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$2,647	$2,460	$977	$-	$6,084
Cost of sales	1,095	1,384	690	-	3,169

Gross profit	1,552	1,076	287	-	2,915

Operating expenses:
Sales and marketing	549	391	163	-	1,103
Research and development	481	559	-	-	1,040
General and administrative	-	-	-	3,948	3,948
Operating expenses	1,030	950	163	3,948	6,091

Operating income (loss)	$522	$126	$124	$(3,948)	$(3,176)

Nine months ended	Consumer		Core Standards
September 30, 2018	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$11,988	$7,106	$3,396	$-	$22,490
Cost of sales	4,653	3,988	2,505	-	11,146

Gross profit	7,335	3,118	891	-	11,344

Operating expenses:
Sales and marketing	10,681	647	551	-	11,879
Research and development	2,790	1,413	-	-	4,203
General and administrative		-	-	20,194	20,194
Operating expenses	13,471	2,060	551	20,194	36,276

Operating income (loss)	$(6,136)	$1,058	$340	$(20,194)	$(24,932)

Nine months ended	Consumer		Core Standards
September 30, 2017	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Net sales	$2,803	$7,393	$3,474	$-	$13,670
Cost of sales	1,136	3,615	2,277	-	7,028

Gross profit	1,667	3,778	1,197	-	6,642

Operating expenses:
Sales and marketing	739	960	359	-	2,058
Research and development	532	2,022	-	-	2,554
General and administrative	-	-	-	8,883	8,883
Other	-	746	-	-	746
Operating expenses	1,271	3,728	359	8,883	14,241

Operating income (loss)	$396	$50	$838	$(8,883)	$(7,599)

	Consumer		Core Standards
At September 30, 2018	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$5,901	$6,286	$1,263	$33,572	$47,022

	Consumer		Core Standards
At December 30, 2017	Products	Ingredients	and Services	Corporate
(In thousands)	segment	segment	segment	and other	Total

Total assets	$3,399	$9,742	$2,559	$47,024	$62,724

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended September 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$5,225	$-	$-	$5,225
NIAGEN® Ingredient	-	1,007	-	1,007
Subtotal NIAGEN Related	$5,225	$1,007	$-	$6,232

Other Ingredients	-	852	-	852
Reference Standards	-	-	790	790
Consulting and Other	-	-	246	246
Subtotal Other Goods and Services	$-	$852	$1,036	$1,888

Total Net Sales	$5,225	$1,859	$1,036	$8,120

Three Months Ended September 30, 2017 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$2,647	$-	$-	$2,647
NIAGEN® Ingredient	-	1,797	-	1,797
Subtotal NIAGEN Related	$2,647	$1,797	$-	$4,444

Other Ingredients	-	663	-	663
Reference Standards	-	-	729	729
Consulting and Other	-	-	248	248
Subtotal Other Goods and Services	$-	$663	$977	$1,640

Total Net Sales	$2,647	$2,460	$977	$6,084

Nine Months Ended September 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$11,988	$-	$-	$11,988
NIAGEN® Ingredient	-	4,204	-	4,204
Subtotal NIAGEN Related	$11,988	$4,204	$-	$16,192

Other Ingredients	-	2,902	-	2,902
Reference Standards	-	-	2,529	2,529
Consulting and Other	-	-	867	867
Subtotal Other Goods and Services	$-	$2,902	$3,396	$6,298

Total Net Sales	$11,988	$7,106	$3,396	$22,490

Nine Months Ended September 30, 2017 (In thousands)	Consumer Products Segment	Ingredients Segment	Core Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$2,803	$-	$-	$2,803
NIAGEN® Ingredient	-	4,738	-	4,738
Subtotal NIAGEN Related	$2,803	$4,738	$-	$7,541

Other Ingredients	-	2,655	-	2,655
Reference Standards	-	-	2,329	2,329
Consulting and Other	-	-	1,145	1,145
Subtotal Other Goods and Services	$-	$2,655	$3,474	$6,129

Total Net Sales	$2,803	$7,393	$3,474	$13,670

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Nine months ended
Major Customers	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017

Customer G - Related Party	*	37.8%	*	16.8%
Customer I	11.8%	*	11.6%	*
Customer D	*	12.1%	*	*

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables

Major Customers	At September 30, 2018	At December 30, 2017

Customer G - Related Party	14.5%	18.1%
Customer I	15.1%	*
Customer D	*	13.4%
Customer C (1)	46.8%	41.8%

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

Following the court’s July 27, 2018 order, the claims that ChromaDex, Inc. presently asserts in the California Action, among other allegations, are that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the NIAGEN® Supply Agreement, and (iii) Elysium willfully and maliciously misappropriated ChromaDex, Inc. trade secrets concerning its ingredient sales business under both the California Uniform Trade Secrets Act and the Federal Defend Trade Secrets Act. ChromaDex, Inc. is seeking damages and interest for Elysium’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement and compensatory damages and interest, punitive damages, injunctive relief, and attorney’s fees for Elysium’s alleged willful and malicious misappropriation of ChromaDex, Inc.’s trade secrets. Elysium answered ChromaDex, Inc.'s fourth amended complaint on August 9, 2018.

Among other allegations, the claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, by not supplying NIAGEN® manufactured according to the defined standard, by distributing the NIAGEN® product specifications attached to the parties’ agreement to other customers, and by failing to provide Elysium with information concerning the quality and identity of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) unjust enrichment and restitution of the royalties Elysium paid to ChromaDex, Inc. pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse. ChromaDex, Inc. answered Elysium’s present allegations on August 24, 2018. The parties are currently in discovery.

(B) Patent Trial

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1, 3, 4, and 5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB has now included claim 2 in the trial of the inter partes review. That matter was heard on October 2, 2018.

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

On November 3, 2017, the Court consolidated the SDNY Complaint and the ChromaDex SDNY Complaint actions under the caption In re Elysium Health-ChromaDex Litigation, 17-cv-7394, and stayed discovery in the consolidated action pending a Court-ordered mediation. The mediation was unsuccessful. On September 27, 2018, the Court issued a combined ruling on both parties’ motions to dismiss. For ChromaDex’s motion, the Court converted the part of the motion on the issue of whether the citizen petition is immune under the Noerr-Pennington Doctrine into a motion for summary judgment, and requested supplemental evidence from both parties, which were submitted on October 29, 2018. The Court otherwise denied the motion. For Elysium’s motion, the Court granted it in part and denied it in part, sustaining three grounds for ChromaDex’s Lanham Act claims while dismissing two others, sustaining the claim under New York General Business Law § 349, and dismissing the claims under New York General Business Law § 350 and for tortious interference. Elysium filed an answer and counterclaims on October 10, 2018, alleging claims for (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1125(a); and (iii) deceptive practices under New York General Business Law § 349. ChromaDex answered Elysium’s counterclaims on November 2, 2018.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of September 30, 2018, ChromaDex, Inc. did not accrue a potential loss for the Counterclaim or the SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

(D) Delaware – Patent Infringement Complaint

On September 17, 2018, ChromaDex, Inc. and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. The complaint alleges that Elysium’s BASIS® dietary supplement violates patents that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to ChromaDex, Inc. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudi Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Robert Beudeker, Vice President of Innovation, who leads the innovation program for human nutrition and health at DSM, Dr. Matthew Roberts, who has over 25 years of success at Abbott, Nestle and Nature's Bounty Co. and Sir John Walker, Nobel Laureate Emeritus Director and Professor at the MRC Mitochondrial Biology Unit at Cambridge.

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

As of September 30, 2018, the Company had approximately $28.2 million cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

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

Our net sales and net loss for the three- and nine-month periods ending on September 30, 2018 and September 30, 2017 were as follows:

	Three months ending		Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017

Net sales	$8,120	$6,084	$22,490	$13,670
Net (loss) income	(8,605)	2,137	(25,098)	(2,556)

Basic (loss) earnings per common share	$(0.16)	$0.05	$(0.46)	$(0.06)

Diluted (loss) earnings per common share	$(0.16)	$0.04	$(0.46)	$(0.06)

We plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change
Net sales:
Consumer products	$5,225	$2,647	97%	$11,988	$2,803	328%
Ingredients	1,859	2,460	-24%	7,106	7,393	-4%
Core standards and services	1,036	977	6%	3,396	3,474	-2%

Total net sales	$8,120	$6,084	33%	$22,490	$13,670	65%

●
The Company's TRU NIAGEN® sales for consumer products segment increased after the Company's strategic shift towards consumer products. The Company expects the sales for the consumer products segment to continue to grow over the next twelve months.

●
The decrease in sales for the ingredients segment is mainly due to decreased sales of NIAGEN®. The Company made a strategic decision to transition from an ingredient company to a consumer driven nutraceutical company that has resulted in a shift in our sales away from resellers of NIAGEN® to our TRU NIAGEN® branded consumer product.

●
The increase in sales for the core standards and services segment for the three months ended September 30, 2018 is largely due to increased sales of analytical reference standards and regulatory consulting services. The decrease in sales for the nine months ended September 30, 2018 is primarily due to decreased sales of other research and development services.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
(In thousands)	Sep. 30, 2018		Sep. 30, 2017		Sep. 30, 2018		Sep. 30, 2017
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer products	$1,975	38%	$1,095	41%	$4,653	39%	$1,136	41%
Ingredients	955	51%	1,384	56%	3,988	56%	3,615	49%
Core standards and services	829	80%	690	71%	2,505	74%	2,277	66%

Total cost of sales	$3,759	46%	$3,169	52%	$11,146	50%	$7,028	51%

The cost of sales, as a percentage of net sales, decreased by 6% and 1% for the three- and nine-month periods ended September 30, 2018, respectively, compared to the comparable periods in 2017.

●
The cost of sales, as a percentage of net sales, for the consumer products segment were 38% and 39% for the three- and nine-month periods ended September 30, 2018, respectively, and decreased compared to the comparable periods in 2017. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 5% and increased 7% for the three- and nine-month periods, respectively. The increase for the nine-month period is largely due to a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The cost of sales, as a percentage of net sales for the core standards and services segment, increased 9% and 8% for the three- and nine-month periods, respectively. The decrease in other research and development services sales led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change
Gross profit:
Consumer products	$3,250	$1,552	109%	$7,335	$1,667	340%
Ingredients	904	1,076	-16%	3,118	3,778	-17%
Core standards and services	207	287	-28%	891	1,197	-26%

Total gross profit	$4,361	$2,915	50%	$11,344	$6,642	71%

●
The consumer products segment posted gross profit of $3.3 million and $7.3 million for the three- and nine-month periods ending September 30, 2018. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to a decrease in sales as the Company transitions from an ingredient company to a consumer driven nutraceutical company. In addition, we had a write off of our NIAGEN® related inventory of approximately $312,000 in the first quarter of 2018.

●
The decreased gross profit for the core standards and services segment is largely due to the decreased sale of other research and development services. Fixed labor costs make up the majority of costs of other services and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change
Sales and marketing expenses:
Consumer products	$4,597	$549	737%	$10,681	$739	1345%
Ingredients	75	391	-81%	647	960	-33%
Core standards and services	165	163	1%	551	359	53%

Total sales and marketing expenses	$4,837	$1,103	339%	$11,879	$2,058	477%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We plan to continue to invest in building out our own global branded consumer product business.

●
For the ingredients segment, the decrease during the three- and nine-month periods ended September 30, 2018 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the core standards and contract services segment, the increase for the nine-month period is mainly due to our increased sales and marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change
Research and development expenses:
Consumer products	$1,113	$481	131%	$2,790	$532	424%
Ingredients	237	559	-58%	$1,413	2,022	-30%

Total sales and marketing expenses	$1,350	$1,040	30%	$4,203	$2,554	65%

●
In the second quarter of 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Previously, these expenses were recorded all in the ingredients segment. Overall, we increased our research and development efforts and we plan to continue to increase research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside. In the first nine months of 2018, we focused on technology development to lower production costs as well as obtaining international regulatory approvals.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change

General and administrative	$6,770	$3,948	71%	$20,194	$8,883	127%

The following expenses contributed to the increase in general and administrative expenses in the three- and nine-month periods ended September 30, 2018:

●
An increase in legal expenses. Our legal expenses increased to approximately $2.7 million and $7.8 million in the three- and nine-month periods ended September 30, 2018, respectively, compared to approximately $1.5 million and $2.9 million in the comparable periods in 2017. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for three- and nine-month periods ended September 30, 2018 increased to approximately $1.1 million and $3.8 million, respectively, compared to approximately $0.5 million and $1.2 million for the comparable periods in 2017.

●
An increase in information and technology expense. Our information and technology expense for three- and nine-month periods ended September 30, 2018 increased to approximately $0.4 million and $1.2 million, respectively, compared to approximately $0.2 million and $0.5 million for the comparable periods in 2017. We invested in additional staff as well as external consulting in developing and maintaining our Ecommerce platform, which we use to sell our branded consumer product TRU NIAGEN®.

●
An increase in royalties we paid to patent holders. Our royalty expense for the three- and nine-month periods ended September 30, 2018 increased to approximately $0.4 million and $1.1 million, respectively, compared to approximately $0.3 million and $0.5 million for the comparable periods in 2017. The increases are due to increased sales for licensed products in the first nine months of 2018.

Non-operating Expenses- Interest Expense, net

Interest expense consists of interest on loan payable and capital leases.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2018	Sep. 30, 2017	Change	Sep. 30, 2018	Sep. 30, 2017	Change

Interest expense, net	$9	$45	-80%	$101	$109	-7%

The decrease in interest expense was mainly due to the costs related to maintaining the line of credit the Company established with Western Alliance Bank. In June 2018, the Company notified Western Alliance that it did not intend to draw from the line of credit established by the Financing Agreement. As a result, the Company has not incurred maintenance costs related to the line of credit in the third quarter of 2018.

Income Taxes

At September 30, 2018 and September 30, 2017, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 30, 2018 was approximately $436,000 as compared to $396,000 for the nine-month period ended September 30, 2017. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the nine-month period ended September 30, 2018 was approximately $175,000 as compared to $148,000 for the nine-month period ended September 30, 2017. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Liquidity and Capital Resources

From inception through September 30, 2018, we have incurred aggregate losses of approximately $82 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $15.8 million as compared to approximately $6.0 million for the nine months ended September 30, 2017. Along with the net loss, an increase in inventories was the largest use of cash during the nine-month period ended September 30, 2018, partially offset by an increase in accounts payable and noncash share-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2017 largely reflects a gain from disposal of assets and a decrease in accounts payable along with the net loss, partially offset by a decrease in trade receivables, inventories and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $1.4 million for the nine months ended September 30, 2018, compared to approximately $4.9 million provided by investing activities for the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2018 mainly consisted of purchases of leasehold improvements and equipment. Net cash provided by investing activities for the nine months ended September 30, 2017 primarily consisted of proceeds from disposal of assets, partially offset by purchases of leasehold improvements and equipment and intangible assets.

Net cash used in financing activities

Net cash used in financing activities was approximately $47,000 for the nine months ended September 30, 2018, compared to approximately $23.5 million provided by financing activities for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of repurchase of common stock, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2017 mainly consisted of the issuance of common stock in a private placement financing.

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we had no material off-balance sheet arrangements other than with respect to ordinary operating leases as disclosed in the “Financial Statements and Supplementary Data” section of our Annual Report.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have recorded a net loss of approximately $25.1 million for the nine months ended September 30, 2018, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $11.4 million, $2.9 million and $2.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. As of September 30, 2018, our accumulated deficit was approximately $82 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of September 30, 2018, our cash and cash equivalents totaled approximately $28.2 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Because of these factors, we may seek to raise additional capital prior to November 2019 both to meet our projected operating plans after November 2019 and to fund our longer term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

One of our customers accounted for approximately 12% of our sales during the quarter ended September 30, 2018. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 30, 2017 decreased 34% compared to the year ended December 31, 2016. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 32% of the Company’s revenue for the first nine months of 2018, and sales of NIAGEN® accounted for approximately 59% of our ingredient segment’s total sales in the first nine months of 2018, or 19% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially and negatively affect our business.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, Mark J. Friedman and Lisa Bratkovich, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Marketing Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

*Our sales and results of operations for our core standards and services segment depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.

Our core standards and services segment customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the United States will become increasingly important to us.

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

As of September 30, 2018, we had outstanding options for an aggregate of approximately 8.5 million shares of common stock at a weighted average exercise price of $3.83 per share and outstanding warrants exercisable for an aggregate of approximately 0.5 million shares of common stock at a weighted average exercise price of $4.15 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Date: November 7, 2018	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)