Form 10-Q
period 2019-03-31
ChromaDex Corp.
filed 2019-05-09
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Commission File Number: 001-37752

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10900 Wilshire Blvd. Suite 650, Los Angeles, California (Address of Principal Executive Offices)	90024 (Zip Code)

Registrant's telephone number, including area code: (310) 388-6706

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
Yes ___ No   X

As of May 8, 2019 there were 55,521,783 shares of the registrant’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of Each exchange on which registered
Common Stock, $0.001 par value per share	CDXC	The Nasdaq Capital Market

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(In thousands, except per share data)

	Mar. 31, 2019	Dec. 31, 2018
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$19,327	$22,616
Trade receivables, net of allowances of $0.5 million and $0.5 million, respectively;
Receivables from Related Party: $1.0 million and $0.7 million, respectively	5,310	4,359
Contract assets	72	56
Receivable held at escrow, net of allowance of $0.1 million	677	677
Inventories	8,670	8,249
Prepaid expenses and other assets	721	577
Total current assets	34,777	36,534

Leasehold Improvements and Equipment, net	3,714	3,585
Intangible Assets, net	1,496	1,547
Right of Use	1,331	-
Other Long-term Assets	607	566

Total assets	$41,925	$42,232

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,753	$9,548
Accrued expenses	4,592	4,313
Current maturities of operating lease obligations	675	-
Current maturities of finance lease obligations	164	173
Contract liabilities and customer deposits	363	275
Deferred rent, current	-	131
Total current liabilities	15,547	14,440

Deferred Revenue	3,962	-
Operating Lease Obligations, Less Current Maturities	1,345	-
Finance Lease Obligations, Less Current Maturities	94	137
Deferred Rent, Less Current	-	477

Total liabilities	20,948	15,054

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding March 31, 2019 55,321 shares and
December 31, 2018 55,089 shares	55	55
Additional paid-in capital	119,012	116,876
Accumulated deficit	(98,090)	(89,753)
Total stockholders' equity	20,977	27,178

Total liabilities and stockholders' equity	$41,925	$42,232

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2019 and March 31, 2018
(In thousands, except per share data)

	Mar. 31, 2019	Mar. 31, 2018

Sales, net	$10,048	$6,567
Cost of sales	4,747	3,430

Gross profit	5,301	3,137

Operating expenses:
Sales and marketing	4,174	3,269
Research and development	1,168	1,439
General and administrative	8,331	6,828
Operating expenses	13,673	11,536

Operating loss	(8,372)	(8,399)

Nonoperating income (expense):
Interest income (expense), net	35	(44)
Nonoperating income (expense):	35	(44)

Net loss	$(8,337)	$(8,443)

Basic and diluted loss per common share	$(0.15)	$(0.15)

Basic and diluted weighted average common shares outstanding	55,325	54,858

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Period Ended March 31, 2019
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$27,178

Exercise of stock options	65	-	107	-	107

Share-based compensation	167	-	2,029	-	2,029

Net loss	-	-	-	(8,337)	(8,337)

Balance, March 31, 2019	55,321	$55	$119,012	$(98,090)	$20,977

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

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2019 and March 31, 2018
(In thousands)

	Mar. 31, 2019	Mar. 31, 2018

Cash Flows From Operating Activities
Net loss	$(8,337)	$(8,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	173	121
Amortization of intangibles	61	58
Amortization of right of use assets	138	-
Share-based compensation expense	2,029	1,258
Allowance for doubtful trade receivables	5	(112)
Loss from disposal of equipment	-	1
Non-cash financing costs	-	32
Changes in operating assets and liabilities:
Trade receivables	(956)	679
Contract assets	(16)	3
Inventories	(421)	733
Prepaid expenses and other assets	(140)	(367)
Accounts payable	206	2,138
Accrued expenses	279	64
Deferred revenue	3,962	-
Customer deposits and other	88	(4)
Principal payments on operating leases	(119)	-
Deferred rent	-	(50)
Due to officer	-	(100)
Net cash used in operating activities	(3,048)	(3,989)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(239)	(161)
Purchases of intangible assets	(10)	-
Investment in other long-term assets	(47)	-
Net cash used in investing activities	(296)	(161)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	107	255
Repurchase of common stock	-	(404)
Payment of debt issuance costs	-	(6)
Principal payments on capital leases	(52)	(47)
Net cash provided by (used in) financing activities	55	(202)

Net decrease in cash	(3,289)	(4,352)

Cash Beginning of Period, including restricted cash of $0.2 million for 2019	22,616	45,389

Cash Ending of Period, including restricted cash $0.2 million for 2019	$19,327	$41,037

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7	$12

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$-	$164

Supplemental Schedule of Noncash Investing Activity
Operating lease obligation incurred for tenant improvement credit from landlord	$64	$-

See Notes to Consolidated Financial Statements.

Note 1.                       Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019 and March 31, 2018. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2.                       Nature of Business and Liquidity

Nature of business: ChromaDex is a science-based integrated nutraceutical company devoted to improving the way people age. ChromaDex scientists partner with leading universities and research institutions worldwide to discover, develop and create products to deliver the full potential of nicotinamide adenine dinucleotide and its impact on human health. Its flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as extensive intellectual property protection.

Liquidity: The Company's net cash outflow from operating activities was approximately $3.0 million for the three-month period ended March 31, 2019. As of March 31, 2019, cash and cash equivalents totaled approximately $19.3 million.

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

Note 3.                       Significant Accounting Policies

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. In January 2019, the Company began its operations under its wholly owned subsidiary ChromaDex Asia Limited and began consolidating its operations into its financial statements. ChromaDex Asia Limited is based in Hong Kong and the Company plans to expand its operations in Asia through this subsidiary. The Company’s fiscal year ends on December 31.

Recently adopted accounting standards: Effective the first day of our fiscal year 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASU 2016-02 applying the modified retrospective approach. For leases with a term of 12 months or less, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company’s leased assets and corresponding liabilities exclude non-lease components.

Within the opening balances for the fiscal year beginning January 1, 2019, the Company recognized right of use assets of approximately $1.5 million and corresponding operating lease obligations liabilities of approximately $2.1 million which includes approximately $0.6 million deferred rent liability the Company previously recognized as of December 31, 2018. The Company determines if an arrangement is a lease at inception and classifies it as finance or operating. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term utilizing an estimated borrowing rate for a secured loan with a maturity corresponding to the remaining lease term. Leases primarily consist of real property and laboratory equipment.

Note 4.                       Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
(In thousands, except per share data)	Mar. 31, 2019	Mar. 31, 2018

Net loss	$(8,337)	$(8,443)

Basic and diluted loss per common share	$(0.15)	$(0.15)

Basic and diluted weighted average common shares outstanding (1):	55,325	54,858

Potentially dilutive securities (2):
Stock options	10,078	7,521
Warrants	140	470

(1) Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending March 31, 2019 and March 31, 2018, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5.                       Related Party Transactions

Sale of consumer products

	Net sales Three months ended Mar. 31, 2019	Net sales Three months ended Mar. 31, 2018	Trade receivable at Mar. 31, 2019	Trade receivable at Dec. 31, 2018
A.S. Watson Group	$1.3 million	$0.8 million	$1.0 million	$0.7 million
Horizon Ventures	-	$0.4 million	-	-
Total	$1.3 million	$1.2 million	$1.0 million	$0.7 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 6.                       Inventories

The amounts of major classes of inventory as of March 31, 2019 and December 31, 2018 are as follows:

(In thousands)	Mar. 31, 2019	Dec. 31, 2018
Bulk ingredients	$3,344	$2,385
Reference standards	878	848
Consumer Products - Finished Goods	2,766	2,450
Consumer Products - Work in Process	2,147	2,794
	9,135	8,477
Less valuation allowance	(465)	(228)
	$8,670	$8,249

Note 7.                       Deferred Revenue

In December 2018, we entered into a supply agreement with Nestec Ltd. (“Nestlé”), pursuant to which Nestlé is our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, we received an upfront fee of $4 million in January 2019. We determined that the $4 million upfront fee is treated as advance payment for future goods or services and to utilize the output method to recognize the upfront fee as revenue as the product is delivered to Nestlé. In utilizing the output method, the Company estimated total delivery volume to Nestlé over the course of the supply agreement. For the three months ended March 2019, the Company recognized approximately $38,000 in revenue related to the $4 million upfront fee received. The remaining balance, $3,962,000 is recorded as deferred revenue.

Note 8.                       Leases

Operating Leases

As of March 31, 2019, the Company had operating lease assets in right of use assets of approximately $1.3 million and corresponding operating lease liabilities of approximately $2.0 million. For the three months ended March 31, 2019, following were expenses incurred in connection with our operating leases:

(In thousands)	For the Three Months Ended March 31, 2019
Operating leases
Operating lease expense	$180
Variable lease expense	55
Operating lease expense	235
Short-term lease rent expense	2
Total expense	$237

At March 31, 2019
Weighted-average remaining lease term (years) – operating leases	2.1
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of March 31, 2019 are as follows:

(In thousands)
Nine months ending December 31, 2019	$624
Year Ending December 31, 2020	736
Year Ending December 31, 2021	629
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Thereafter	25
Total	2,295
Less present value discount	275
Operating lease liabilities	2,020
Less current portion	675
Long-term obligations under operating leases	$1,345

Finance Leases

As of March 31, 2019, the Company had finance lease assets in equipment assets of approximately $0.5 million and corresponding finance lease liabilities of approximately $0.3 million. For the three months ended March 31, 2019 and March 31, 2018, following were expenses incurred in connection with our finance leases:

(In thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Finance leases
Amortization of equipment assets	$21	$22
Interest on lease liabilities	7	12
Total expenses	$28	$34

At March 31, 2019
Weighted-average remaining lease term (years) – finance leases	1.6
Weighted-average discount rate – finance leases	9.9%

Minimum future lease payments under finance leases as of March 31, 2019 are as follows:

(In thousands)
Nine months ending December 31, 2019	$137
Year Ending December 31, 2020	126
Year Ending December 31, 2021	18
Total	282
Less present value discount	24
Finance lease liabilities	258
Less current portion	164
Long-term obligations under finance leases	$94

Note 9.                       Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 31, 2018	Reductions (1)	Additions (2)	Mar. 31, 2019
Contract Assets	$56	$(70)	$86	$72
Contract Liabilities - Open Projects (3)	101	(63)	146	184
Contract Liabilities - Other Customer Deposits (4)	174	(26)	31	179
Net Contract Assets (Liabilities)	$(219)	$19	$(91)	$(291)

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

In the three months ended March 31, 2019, we recognized revenue of approximately $58,000 related to our contract liabilities at the beginning of the fiscal year 2019.

Note 10.                       Share-Based Compensation

Stock Option Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved an amendment to the 2017 plan on June 22, 2018. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of March 31, 2019, under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 3.7 million shares at March 31, 2019.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options at March 31, 2019 and changes during the three months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2018	8,023	$3.75	7.1

Options Granted	1,244	3.86	10.0	$2.39
Options Exercised	(65)	1.64			$129
Options Forfeited	(191)	3.61
Outstanding at Mar. 31, 2019	9,011	$3.78	7.3		$5,953*

Exercisable at Mar. 31, 2019	4,653	$3.63	5.4		$3,899*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.19, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2019.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Expected term	6 years
Expected volatility	67%
Expected dividends	0%
Risk-free rate	3%

As of March 31, 2019, there was approximately $10.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2.1 years.

Performance Stock Award

On March 13, 2019, the Compensation Committee of the Board of Directors of the Company approved a grant of 166,666 shares of fully-vested restricted stock to Robert Fried, the Company's Chief Executive Officer. The shares were granted pursuant to his amended employment agreement, which provided for the restricted stock grant upon the achievement of certain performance goals. The expense for the awarded shares was approximately $0.7 million and was recognized during the first quarter of 2019.

Share-Based Compensation

The Company recognized compensation expense of approximately $2.0 million and $1.3 million in the statement of operations for the three months ended March 31, 2019 and March 31, 2018, respectively.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018
Share-based compensation expense
Cost of sales	$26	$20
Sales and marketing	120	58
Research and development	123	76
General and administrative	1,760	1,104

Total	$2,029	$1,258

Note 11.                       Business Segments

The Company has the following three reportable segments for the three-month period ended March 31, 2019:

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

Three months ended	Consumer		Analytical Reference
March 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$7,454	$1,494	$1,100	$-	$10,048
Cost of sales	3,071	813	863	-	4,747

Gross profit	4,383	681	237	-	5,301

Operating expenses:
Sales and marketing	3,917	112	145	-	4,174
Research and development	969	199			1,168
General and administrative	-	-	-	8,331	8,331
Operating expenses	4,886	311	145	8,331	13,673

Operating income (loss)	$(503)	$370	$92	$(8,331)	$(8,372)

Three months ended	Consumer		Analytical Reference
March 31, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$3,031	$2,368	$1,168	$-	$6,567
Cost of sales	1,108	1,497	825	-	3,430

Gross profit	1,923	871	343	-	3,137

Operating expenses:
Sales and marketing	2,727	316	226	-	3,269
Research and development	829	610	-	-	1,439
General and administrative	-	-	-	6,828	6,828
Operating expenses	3,556	926	226	6,828	11,536

Operating income (loss)	$(1,633)	$(55)	$117	$(6,828)	$(8,399)

	Consumer		Analytical Reference
At March 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$7,727	$6,478	$1,248	$26,472	$41,925

	Consumer		Analytical Reference
At December 31, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$7,407	$5,412	$1,213	$28,200	$42,232

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended March 31, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$7,454	$-	$-	$7,454
NIAGEN® Ingredient	-	1,110	-	1,110
Subtotal NIAGEN Related	$7,454	$1,110	$-	$8,564

Other Ingredients	-	384	-	384
Reference Standards	-	-	830	830
Consulting and Other	-	-	270	270
Subtotal Other Goods and Services	$-	$384	$1,100	$1,484

Total Net Sales	$7,454	$1,494	$1,100	$10,048

Three Months Ended March 31, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$3,031	$-	$-	$3,031
NIAGEN® Ingredient	-	1,263	-	1,263
Subtotal NIAGEN Related	$3,031	$1,263	$-	$4,294

Other Ingredients	-	1,105	-	1,105
Reference Standards	-	-	919	919
Consulting and Other	-	-	249	249
Subtotal Other Goods and Services	$-	$1,105	$1,168	$2,273

Total Net Sales	$3,031	$2,368	$1,168	$6,567

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended
Major Customers	Mar. 31, 2019	Mar. 31, 2018

A.S. Watson Group - Related Party	12.8%	12.3%
Life Extension	*	11.2%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables

Major Customers	At March 31, 2019	At December 31, 2018

A.S. Watson Group - Related Party	18.9%	15.9%
Elysium Health (1)	42.0%	51.2%

(1) There is ongoing litigation with Elysium Health

Note 12.                       Commitments and Contingencies

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

Among other allegations, the claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, by not supplying NIAGEN® manufactured according to the defined standard, by distributing the NIAGEN® product specifications attached to the parties’ agreement to other customers, and by failing to provide Elysium with information concerning the quality and identity of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) ChromaDex, Inc. was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse. ChromaDex, Inc. filed an answer to Elysium’s restated counterclaims on March 5, 2019. The parties are currently in discovery.

(B) Patent Office Proceedings

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1 and 3-5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB was required to include claim 2 in the trial of the inter partes review. The matter was heard on October 2, 2018. The PTAB issued its written decision on January 16, 2019, upholding claim 2 of the ’086 Patent which relates to the use of isolated NR in a pharmaceutical composition as valid. Elysium is now prevented from raising invalidity arguments against the ’086 Patent in the ongoing patent litigation in Delaware that it brought or could have brought before the PTAB in its inter partes review. Elysium appealed the PTAB’s decision with respect to claim 2 on March 6, 2019. A cross-appeal with respect to claims 1 and 3–5 was filed on March 20, 2019.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). The parties are currently in discovery.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of March 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

Legal proceedings – Utah Lanham Act Action

On March 6, 2019, Novex Biotech LLC (“Novex”) filed an action in the Third Judicial District Court County of Salt Lake, State of Utah against ChromaDex, Inc. and 10 fictional defendants. The complaint alleges that Novex markets a dietary supplement, Oxydrene Elite, that competes with ChromaDex’s product, TRU NIAGEN. The complaint further alleges that ChromaDex, Inc. has violated the Lanham Act by making false or misleading claims for TRU NIAGEN. Novex is seeking an injunction and damages for the competitive harm it alleges to have suffered. ChromaDex, Inc. timely removed the action to federal court in the District of Utah and its answer to the complaint is due May 27, 2019.

The Company is unable to predict the outcome of this matter and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of March 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the Utah Lanham Act action because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Note 13. Subsequent Event

On May 9, 2019, the Company entered into a note purchase agreement for the sale of approximately $10.0 million of convertible notes in a private placement. The transaction is expected to close on or about May 17, 2019. The convertible notes will automatically convert into shares of ChromaDex common stock 45 days following closing. The convertible notes will convert at $4.59 per share, or if a common stock financing occurs in the 45 day period following the closing with a purchase price of less than $4.59 per share, at the price per share at which shares are issued in that financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 7, 2019 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2019 compared with the three months ended March 31, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program, and has also been successfully notified to the FDA as generally recognized as safe (“GRAS”). Animal studies of NIAGEN® have demonstrated a variety of outcomes ranging from increased NAD levels, increased cellular metabolism and energy production to improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR, and is protected by patents to which we are the exclusive licensee.

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

As of March 31, 2019, the Company had approximately $19.3 million cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

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

Our net sales and net loss for the three-month periods ending on March 31, 2019 and March 31, 2018 were as follows:

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018

Net sales	$10,048	$6,567
Net loss	(8,337)	(8,443)

Basic and diluted loss per common share	$(0.15)	$(0.15)

We plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change
Net sales:
Consumer Products	$7,454	$3,031	146%
Ingredients	1,494	2,368	-37%
Analytical reference standards and services	1,100	1,168	-6%

Total net sales	$10,048	$6,567	53%

●
The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017. The Company expects the sales for the consumer products segment to continue to grow over the next twelve months.

●
The decrease in sales for the ingredients segment is largely due to the Company’s focus on expanding consumer products business. The Company made a strategic decision in 2017 to transition from an ingredient company to a consumer driven nutraceutical company that has resulted in a shift in our sales away from resellers of ingredients.

●
The decrease in sales for the analytical reference standards and services segment is largely due to decreased sales of analytical reference standards.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
(In thousands)	March 31, 2019		March 31, 2018
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$3,071	41%	$1,108	37%
Ingredients	813	54%	1,497	63%
Analytical reference standards and services	863	78%	825	71%

Total cost of sales	$4,747	47%	$3,430	52%

The cost of sales, as a percentage of net sales, decreased by 5% for the three-month period ended March 31, 2019 compared to the comparable period in 2018.

●
The cost of sales, as a percentage of net sales, for the consumer products segment was 41% for the three-month period ended March 31, 2019, an increase of 4% compared to the comparable period in 2018. The increase was partially due to a write off of certain inventory of approximately $96,000. In addition, the Company has made investments in personnel to strengthen its supply chain management operation. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 9% for the three-month period ended March 31, 2019 compared to the comparable period in 2018. In the first quarter of 2018, we had a write off of approximately $312,000 related to our NIAGEN® inventory. In the first quarter of 2019, we had an inventory write off of approximately $154,000 related to our decision to wind down sales for a certain ingredient.

●
The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 7%. The decrease in the analytical reference standards sales led to a lower supply chain labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change
Gross profit:
Consumer Products	$4,383	$1,923	128%
Ingredients	681	871	-22%
Analytical reference standards and services	237	343	-31%

Total gross profit	$5,301	$3,137	69%

●
The consumer products segment posted gross profit of $4.4 million for the three-month period ending March 31, 2019. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to a decrease in sales as the Company transitions from an ingredient company to a consumer driven nutraceutical company.

●
The decreased gross profit for the analytical reference standards and services segment is largely due to the decreased sale of analytical reference standards. Fixed supply chain labor costs make up a substantial portion of the costs and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change
Sales and marketing expenses:
Consumer Products	$3,917	$2,727	44%
Ingredients	112	316	-65%
Analytical reference standards and services	145	226	-36%

Total sales and marketing expenses	$4,174	$3,269	28%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We plan to continue to invest in building out our own global branded consumer product business.

●
For the ingredients segment, the decrease during the three-month period ended March 31, 2019 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the analytical reference standards and services segment, the decrease for the three-month period is mainly due to decreased sales and marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change
Research and development expenses:
Consumer Products	$969	$829	17%
Ingredients	199	610	-67%

Total research and development expenses	$1,168	$1,439	-19%

●
In 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the first quarter of 2019 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change

General and administrative	$8,331	$6,828	22%

The following expenses contributed to the increase in general and administrative expenses in the three-month period ended March 31, 2019:

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for three-month period ended March 31, 2019 increased to approximately $1.8 million, compared to approximately $1.1 million for the comparable period in 2018.

●
An increase in royalties we paid to patent holders. Our royalty expense for the three -month periods ended March 31, 2019 increased to approximately $0.6 million, compared to approximately $0.3 million for the comparable period in 2018. The increases are due to increased sales for licensed products in the first three months of 2019.

●
An increase in legal expenses. Our legal expenses increased to approximately $3.2 million in the three-month period ended March 31, 2019, compared to approximately $3.0 million in the comparable period in 2018. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

Non-operating Income- Interest Income, net

Interest income, net consists of interest earned from bank deposit accounts less interest expenses on capital leases.

	Three months ending
(In thousands)	March 31, 2019	March 31, 2018	Change

Interest income (expense), net	$35	$(44)	Not Appicable

In the first quarter of 2018, we had more interest expense then interest earned as there were costs related to maintaining the line of credit the Company established with Western Alliance Bank. In June 2018, the Company notified Western Alliance Banks that it did not intend to draw from the line of credit. As a result, the Company has not incurred maintenance costs related to the line of credit since June 2018.

Income Taxes

At March 31, 2019 and March 31, 2018, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 31, 2019 was approximately $173,000 as compared to $121,000 for the three-month period ended March 31, 2018. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the three-month period ended March 31, 2019 was approximately $61,000 as compared to $58,000 for the three-month period ended March 31, 2018. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the three-month period ended March 31, 2019 was approximately $138,000.

Liquidity and Capital Resources

From inception through March 31, 2019, we have incurred aggregate losses of approximately $98.1 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $3.0 million as compared to approximately $4.0 million for the three months ended March 31, 2018. Along with the net loss, an increase in trade receivables and inventories were the largest uses of cash during the three-month period ended March 31, 2019, partially offset by an increase in deferred revenue and noncash share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2018 largely reflects net loss, partially offset by an increase in accounts payable, a decrease in trade receivables and inventories, and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $0.3 million for the three months ended March 31, 2019, compared to approximately $0.2 million for the three months ended March 31, 2018. Net cash used in investing activities for the three months ended March 31, 2019 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the three months ended March 31, 2018 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2019, compared to approximately $0.2 million used in financing activities for the three months ended March 31, 2018. Net cash provided by financing activities for the three months ended March 31, 2019 primarily consisted of proceeds from the exercise of stock options, offset by principal payments on capital leases. Net cash used in financing activities for the three months ended March 31, 2018 mainly consisted of repurchase of common stock, partially offset by proceeds from exercise of stock options.

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 12, Commitments and Contingencies, Legal Proceedings of the Notes to Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below and in our Annual Report, together with all other information contained in this Quarterly Report on Form 10-Q and our Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described in this Quarterly Report on Form 10-Q and in our Annual Report are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Part I, Item 1A of our Annual Report.

Risks Related to our Company and our Business

*We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of approximately $8.4 million for the three months ended March 31, 2019, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $33.3 million and $11.4 million for the years ended December 31, 2018 and December 30, 2017, respectively. As of March 31, 2019, our accumulated deficit was approximately $98.1 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of March 31, 2019, our cash and cash equivalents totaled approximately $19.3 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

One of our customers accounted for approximately 13% of our sales during the quarter ended March 31, 2019. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 31, 2018 decreased 23% compared to the year ended December 30, 2017. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 15% of the Company’s revenue for the first quarter of 2019, and sales of NIAGEN® accounted for approximately 74% of our ingredient segment’s total sales in the first quarter of 2019, or 11% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially adversely affect our business.

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

As of March 31, 2019, we had outstanding options for an aggregate of approximately 10.1 million shares of common stock at a weighted average exercise price of $3.81 per share and outstanding warrants exercisable for an aggregate of approximately 0.1 million shares of common stock at an exercise price of $3.19 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options and warrants will be in-the-money and the holders may exercise their options and warrants and sell a large number of shares. This could cause the market price of our common stock to decline.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

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

Date: May 9, 2019	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)