Form 10-Q
period 2019-06-30
ChromaDex Corp.
filed 2019-08-07
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company X
Emerging growth company ____

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

As of August 6, 2019 there were 55,718,418 shares of the registrant’s common stock issued and outstanding.

 CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2019 and December 31, 2018
(In thousands, except per share data)

	Jun. 30, 2019	Dec. 31, 2018
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$19,760	$22,616
Trade receivables, net of allowances of $0.5 million and $0.5 million, respectively;
Receivables from Related Party: $1.6 million and $0.7 million, respectively	5,740	4,359
Contract assets	52	56
Receivable held at escrow, net of allowance of $0.2 million and $0.1 million, repectively	553	677
Inventories	10,714	8,249
Prepaid expenses and other assets	706	577
Total current assets	37,525	36,534

Leasehold Improvements and Equipment, net	3,737	3,585
Intangible Assets, net	1,434	1,547
Right of Use Assets	1,190	-
Other Long-term Assets	656	566

Total assets	$44,542	$42,232

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,323	$9,548
Accrued expenses	3,643	4,444
Convertible notes	9,987	-
Current maturities of operating lease obligations	662	-
Current maturities of finance lease obligations	303	173
Contract liabilities and customer deposits	293	275
Total current liabilities	24,211	14,440

Deferred Revenue	3,873	-
Operating Lease Obligations, Less Current Maturities	1,192	-
Finance Lease Obligations, Less Current Maturities	121	137
Deferred Rent	-	477

Total liabilities	29,397	15,054

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding June 30, 2019 55,384 shares and
December 31, 2018 55,089 shares	55	55
Additional paid-in capital	120,935	116,876
Accumulated deficit	(105,845)	(89,753)
Total stockholders' equity	15,145	27,178

Total liabilities and stockholders' equity	$44,542	$42,232

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended June 30, 2019 and June 30, 2018
(In thousands, except per share data)

	June 30, 2019	June 30, 2018

Sales, net	$11,101	$7,803
Cost of sales	4,847	3,957

Gross profit	6,254	3,846

Operating expenses:
Sales and marketing	4,308	3,773
Research and development	1,069	1,414
General and administrative	7,932	6,596
Other	125	-
Operating expenses	13,434	11,783

Operating loss	(7,180)	(7,937)

Nonoperating income (expense):
Interest expense, net	(575)	(48)
Other	-	(65)
Nonoperating income (expense):	(575)	(113)

Net loss	$(7,755)	$(8,050)

Basic and diluted loss per common share	$(0.14)	$(0.15)

Basic and diluted weighted average common shares outstanding	55,539	54,892

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Six Month Periods Ended June 30, 2019 and June 30, 2018
(In thousands, except per share data)

	June 30, 2019	June 30, 2018

Sales, net	$21,149	$14,370
Cost of sales	9,594	7,387

Gross profit	11,555	6,983

Operating expenses:
Sales and marketing	8,482	7,042
Research and development	2,237	2,853
General and administrative	16,263	13,424
Other	125	-
Operating expenses	27,107	23,319

Operating loss	(15,552)	(16,336)

Nonoperating income (expense):
Interest expense, net	(540)	(92)
Other	-	(65)
Nonoperating income (expense):	(540)	(157)

Net loss	$(16,092)	$(16,493)

Basic and diluted loss per common share	$(0.29)	$(0.30)

Basic and diluted weighted average common shares outstanding	55,433	54,875

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Month Period Ended June 30, 2019
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$27,178

Exercise of stock options	65	-	107	-	107

Share-based compensation	167	-	2,029	-	2,029

Net loss	-	-	-	(8,337)	(8,337)

Balance, March 31, 2019	55,321	$55	$119,012	$(98,090)	$20,977

Exercise of stock options	63	-	164	-	164

Share-based compensation	-	-	1,759	-	1,759

Net loss	-	-	-	(7,755)	(7,755)

Balance, June 30, 2019	55,384	$55	$120,935	$(105,845)	$15,145

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

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2019 and June 30, 2018
(In thousands)

	June 30, 2019	June 30, 2018

Cash Flows From Operating Activities
Net loss	$(16,092)	$(16,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	363	267
Amortization of intangibles	122	116
Amortization of right of use assets	279	-
Share-based compensation	3,788	3,069
Allowance for doubtful trade receivables	(8)	(127)
Loss from disposal of equipment	-	1
Amortization of covertible notes issuance costs	552	-
Non-cash financing costs	-	70
Other non-cash expense	-	65
Changes in operating assets and liabilities:
Trade receivables	(1,373)	335
Contract assets	4	(7)
Inventories	(2,465)	(730)
Prepaid expenses and other assets	50	(85)
Accounts payable	(224)	3,038
Accrued expenses	(671)	39
Deferred revenue	3,873	-
Customer deposits and other	18	(21)
Principal payments on operating leases	(285)	-
Deferred rent	-	26
Due to officer	-	(100)
Net cash used in operating activities	(12,069)	(10,537)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(308)	(1,274)
Purchases of intangible assets	(10)	-
Investment in other long-term assets	(47)	-
Net cash used in investing activities	(365)	(1,274)

Cash Flows From Financing Activities
Proceeds from sale of convertible notes	10,000	-
Payment of convertible notes issuance costs	(565)	-
Payment of debt issuance costs	-	(19)
Proceeds from exercise of stock options	271	330
Repurchase of common stock	-	(404)
Principal payments on finance leases	(128)	(96)
Net cash provided by (used in) financing activities	9,578	(189)

Net decrease in cash	(2,856)	(12,000)

Cash Beginning of Period, including restricted cash of $0.2 million for 2019	22,616	45,389

Cash Ending of Period, including restricted cash $0.2 million for 2019	$19,760	$33,389

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$17	$22

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$-	$164
Financing lease obligation incurred for prepayment of licensing fees	$99	$-

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of software	$143	$-
Operating lease obligation incurred for tenant improvement credit received	$64	$-

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and results of operations and cash flows for the three and six months ended June 30, 2019 and June 30, 2018. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2019. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity: The Company's net cash outflow from operating activities was approximately $12.1 million for the six-month period ended June 30, 2019. As of June 30, 2019, cash and cash equivalents totaled approximately $19.8 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives

Note 3. Significant Accounting Policies

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

Effective the first day of our fiscal year 2019, the Company adopted Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Among others, Part I of ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company recognizes the value of a down round feature only when it is triggered and the strike price has been adjusted downward.

Note 4. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net loss	$(7,755)	$(8,050)	$(16,092)	$(16,493)

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.29)	$(0.30)

Basic and diluted weighted average common shares outstanding (1):	55,539	54,892	55,433	54,875

Potentially dilutive securities (2):
Stock options	10,174	8,559	10,174	8,559
Warrants	140	470	140	470
Convertible notes	2,192	-	2,192	-

(1) Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending June 30, 2019 and June 30, 2018, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Jun. 30, 2019	Net sales Six months ended Jun. 30, 2019	Net sales Three months ended Jun. 30, 2018	Net sales Six months ended Jun. 30, 2018	Trade receivable at Jun. 30, 2019	Trade receivable at Dec. 31, 2018
A.S. Watson Group	$1.9 million	$3.2 million	$0.3 million	$1.1 million	$1.6 million	$0.7 million
Horizon Ventures	-	-	-	$0.4 million	-	-
Total	$1.9million	$3.2 million	$0.3 million	$1.5 million	$1.6 million	$0.7 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 6. Inventories

The amounts of major classes of inventory as of June 30, 2019 and December 31, 2018 are as follows:

(In thousands)	Jun. 30, 2019	Dec. 31, 2018
Bulk ingredients	$5,257	$2,385
Reference standards	806	848
Consumer Products - Finished Goods	2,597	2,450
Consumer Products - Work in Process	2,558	2,794
	11,218	8,477
Less valuation allowance	(504)	(228)
	$10,714	$8,249

Note 7. Convertible Notes

On May 17, 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. The Notes accrue interest at a rate of 5.0% per annum. On the maturity date, the Notes will automatically convert into the shares of the Company’s common stock (the “Common Stock”) at a price per share equal to the lesser of (i) $4.59, or (ii) if one or more Common Stock financings occur on or prior to the Maturity Date, the lowest price per share at which the shares of Common Stock are issued in all such financings.

Summary of Convertible Notes

Description	Conversion Price *	Extended Maturity Date	Original Maturity Date	Interest Rate	Amount (In thousands)
Principal	$4.59	August 15, 2019	July 1, 2019	5%	$10,000
Debt Discount, at issuance on May 17, 2019	-	-	-	48%	(565)
Debt Discount, amortized through June 30, 2019					552
Carrying Value at June 30, 2019					$9,987

* The conversion price has a down round feature, subject to modification upon subsequent finacings prior to the maturity date.

Down Round Feature

The Notes had adjustments which meet the definition of a down round feature per ASU 2017-11. The conversion price per share will be adjusted downward from $4.59 if the Company enters into Common Stock financings with an issuance price per share lower than $4.59 on or prior to the Maturity Date. As allowed under ASU 2017-11, the Company excluded such down round feature when determining whether the instrument is indexed to the entity’s own stock and did not bifurcate the down round feature from the loan host. The Company will recognize the value of the down round feature when it is triggered and the conversion price is adjusted downward.

Debt Modification

On June 30, 2019, the Company and the Purchasers entered into an Omnibus Amendment to the Purchase Agreement and the Notes to (i) remove the restriction on the Company issuing Common Stock during the Restricted Period (as defined in the Purchase Agreement) and (ii) amend the Notes to extend the Maturity Date 45 days from July 1, 2019 to August 15, 2019. The amendment to extend the Maturity Date for another 45 days to August 15, 2019 was recognized as a modification of the Notes.

Debt Issuance Costs and Interest Expense

In connection with the issuance of the Notes, the Company incurred issuance costs of approximately $0.6 million. The issuance costs were recorded as a debt discount and have been netted in presenting the carrying value of the Notes. The debt discount is amortized as interest expense using the effective interest method over the original term of 45 days and the Company recorded approximately $0.6 million in amortization of debt discount during the three months ended June 30, 2019. The unamortized debt discount amount was approximately $13,000 at June 30, 2019.

In addition, the Company recorded accrued interest of approximately $60,000 at a rate of 5.0% per annum during the three months ended June 30, 2019 pursuant to the terms of the Notes.

Note 8. Deferred Revenue

In December 2018, we entered into a supply agreement with Nestec Ltd. (“Nestlé”), pursuant to which Nestlé is our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, we received an upfront fee of $4 million in January 2019. We determined that the $4 million upfront fee is treated as advance payment for future goods or services and to utilize the output method to recognize the upfront fee as revenue as the product is delivered to Nestlé. In utilizing the output method, the Company estimated total delivery volume to Nestlé over the course of the supply agreement. For the three and six months ended June 30, 2019, the Company recognized approximately $90,000 and $127,000 in revenue related to the $4 million upfront fee received. The remaining balance, $3,873,000 is recorded as deferred revenue.

Note 9. Leases

Operating Leases

As of June 30, 2019, the Company had operating lease assets in right of use assets of approximately $1.2 million and corresponding operating lease liabilities of approximately $1.9 million. For the three and six months ended June 30, 2019, following were expenses incurred in connection with our operating leases:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
(In thousands)
Operating leases
Operating lease expense	$180	$360
Variable lease expense	66	121
Operating lease expense	246	481
Short-term lease rent expense	1	3
Total expense	$247	$484

At June 30, 2019
Weighted-average remaining lease term (years) – operating leases	2.0
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of June 30, 2019 are as follows:

(In thousands)
Six months ending December 31, 2019	$419
Year Ending December 31, 2020	736
Year Ending December 31, 2021	629
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Thereafter	25
Total	2,090
Less present value discount	237
Operating lease liabilities	1,854
Less current portion	662
Long-term obligations under operating leases	$1,192

Finance Leases

As of June 30, 2019, the Company had finance lease assets in equipment assets of approximately $0.7 million and corresponding finance lease liabilities of approximately $0.4 million. For the three and six months ended June 30, 2019 and June 30, 2018, following were expenses incurred in connection with our finance leases:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
(In thousands)
Finance leases
Amortization of equipment assets	$15	$22	$37	$43
Interest on lease liabilities	10	10	17	22
Total expenses	$25	$32	$54	$65

At June 30, 2019
Weighted-average remaining lease term (years) – finance leases	1.3
Weighted-average discount rate – finance leases	9.0%

Minimum future lease payments under finance leases as of June 30, 2019 are as follows:

(In thousands)
Six months ending December 31, 2019	$164
Year Ending December 31, 2020	272
Year Ending December 31, 2021	18
Total	454
Less present value discount	30
Finance lease liabilities	424
Less current portion	303
Long-term obligations under finance leases	$121

Note 10. Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 31, 2018	Reductions (1)	Additions (2)	Jun. 30, 2019
Contract Assets	$56	$(128)	$124	$52
Contract Liabilities - Open Projects (3)	101	(180)	217	138
Contract Liabilities - Other Customer Deposits (4)	174	(62)	43	155
Net Contract Assets (Liabilities)	$(219)	$114	$(136)	$(241)

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

In the three and six months ended June 30, 2019, we recognized revenue of approximately $61,000 and $119,000 related to our contract liabilities at the beginning of the fiscal year 2019.

Note 11. Share-Based Compensation

Stock Option Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved an amendment to the 2017 plan on June 22, 2018. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of June 30, 2019, under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 3.6 million shares at June 30, 2019.

Service Period Based Stock Options

The following table summarizes activity of service period based stock options at June 30, 2019 and changes during the six months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2018	8,023	$3.75	7.1
Options Granted	1,596	3.91	9.7	$2.40
Options Exercised	(128)	2.12			$243
Options Forfeited	(380)	3.74
Options Expired	(4)	4.50
Outstanding at Jun. 30, 2019	9,107	$3.80	7.1		$9,185*

Exercisable at Jun. 30, 2019	5,382	$3.68	5.6		$6,058*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.65, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2019.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the six months ended June 30, 2019.

Six Months Ended June 30, 2019
Expected term	6 years
Expected volatility	67%
Expected dividends	0%
Risk-free rate	2%

As of June 30, 2019, there was approximately $9.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2 years.

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

Share-Based Compensation

Share-based compensation expense was as follows:

	Three months ending		Six months ending
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Share-based compensation expense
Cost of sales	$34	$24	$60	$44
Sales and marketing	144	73	263	130
Research and development	127	75	250	152
General and administrative	1,454	1,639	3,215	2,743

Total	$1,759	$1,811	$3,788	$3,069

Note 12. Business Segments

The Company has the following three reportable segments for the three- and six-month periods ended June 30, 2019:

●
Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

●
Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.

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

Three months ended	Consumer		Analytical Reference
June 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$8,744	$1,387	$970	$-	$11,101
Cost of sales	3,519	641	687	-	4,847

Gross profit	5,225	746	283	-	6,254

Operating expenses:
Sales and marketing	4,072	79	157	-	4,308
Research and development	875	194	-	-	1,069
General and administrative	-	-	-	7,932	7,932
Other	-	-	-	125	125
Operating expenses	4,947	273	157	8,057	13,434

Operating income (loss)	$278	$473	$126	$(8,057)	$(7,180)

Three months ended	Consumer		Analytical Reference
June 30, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$3,732	$2,879	$1,192	$-	$7,803
Cost of sales	1,570	1,536	851	-	3,957

Gross profit	2,162	1,343	341	-	3,846

Operating expenses:
Sales and marketing	3,357	256	160	-	3,773
Research and development	848	566	-	-	1,414
General and administrative	-	-	-	6,596	6,596
Operating expenses	4,205	822	160	6,596	11,783

Operating income (loss)	$(2,043)	$521	$181	$(6,596)	$(7,937)

Six months ended	Consumer		Analytical Reference
June 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$16,198	$2,881	$2,070	$-	$21,149
Cost of sales	6,590	1,454	1,550	-	9,594

Gross profit	9,608	1,427	520	-	11,555

Operating expenses:
Sales and marketing	7,989	191	302	-	8,482
Research and development	1,844	393	-	-	2,237
General and administrative	-	-	-	16,263	16,263
Other	-	-	-	125	125
Operating expenses	9,833	584	302	16,388	27,107

Operating income (loss)	$(225)	$843	$218	$(16,388)	$(15,552)

Six months ended	Consumer		Analytical Reference
June 30, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$6,763	$5,247	$2,360	$-	$14,370
Cost of sales	2,678	3,033	1,676	-	7,387

Gross profit	4,085	2,214	684	-	6,983

Operating expenses:
Sales and marketing	6,084	572	386	-	7,042
Research and development	1,677	1,176	-	-	2,853
General and administrative	-	-	-	13,424	13,424
Operating expenses	7,761	1,748	386	13,424	23,319

Operating income (loss)	$(3,676)	$466	$298	$(13,424)	$(16,336)

At June 30, 2019 (In thousands)	Consumer Products	Ingredients	Analytical Reference Standards and	Corporate
	segment	segment	Services segment	and other	Total

Total assets	$8,652	$8,107	$1,186	$26,597	$44,542

At December 31, 2018 (In thousands)	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
	segment	segment	Services segment	and other	Total

Total assets	$7,407	$5,412	$1,213	$28,200	$42,232

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended June 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$8,744	$-	$-	$8,744
NIAGEN® Ingredient	-	1,080	-	1,080
Subtotal NIAGEN Related	$8,744	$1,080	$-	$9,824

Other Ingredients	-	307	-	307
Reference Standards	-	-	717	717
Consulting and Other	-	-	253	253
Subtotal Other Goods and Services	$-	$307	$970	$1,277

Total Net Sales	$8,744	$1,387	$970	$11,101

Three Months Ended June 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$3,732	$-	$-	$3,732
NIAGEN® Ingredient	-	1,934	-	1,934
Subtotal NIAGEN Related	$3,732	$1,934	$-	$5,666

Other Ingredients	-	945	-	945
Reference Standards	-	-	820	820
Consulting and Other	-	-	372	372
Subtotal Other Goods and Services	$-	$945	$1,192	$2,137

Total Net Sales	$3,732	$2,879	$1,192	$7,803

Six Months Ended June 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$16,198	$-	$-	$16,198
NIAGEN® Ingredient	-	2,190	-	2,190
Subtotal NIAGEN Related	$16,198	$2,190	$-	$18,388

Other Ingredients	-	691	-	691
Reference Standards	-	-	1,547	1,547
Consulting and Other	-	-	523	523
Subtotal Other Goods and Services	$-	$691	$2,070	$2,761

Total Net Sales	$16,198	$2,881	$2,070	$21,149

Six Months Ended June 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$6,763	$-	$-	$6,763
NIAGEN® Ingredient	-	3,197	-	3,197
Subtotal NIAGEN Related	$6,763	$3,197	$-	$9,960

Other Ingredients	-	2,050	-	2,050
Reference Standards	-	-	1,739	1,739
Consulting and Other	-	-	621	621
Subtotal Other Goods and Services	$-	$2,050	$2,360	$4,410

Total Net Sales	$6,763	$5,247	$2,360	$14,370

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Six months ended
Major Customers	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

A.S. Watson Group - Related Party	17.2%	*	15.1%	*
Rejuvenation Therapeutics	*	12.3%	*	*
Life Extension	*	11.5%	*	11.4%

* Represents less than 10%.

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables

Major Accounts	At June 30, 2019	At December 31, 2018

A.S. Watson Group - Related Party	27.2%	15.9%
Amazon Market Place	10.4%	*
Elysium Health (1)	38.9%	51.2%

(1) There is ongoing litigation with Elysium Health

Note 13. Commitments and Contingencies

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

Among other allegations, the claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, by not supplying NIAGEN® manufactured according to the defined standard, by distributing the NIAGEN® product specifications attached to the parties’ agreement to other customers, and by failing to provide Elysium with information concerning the quality and identity of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) ChromaDex, Inc. was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse. ChromaDex, Inc. filed an answer to Elysium’s restated counterclaims on March 5, 2019. The parties are currently in discovery. The court has scheduled a pretrial conference for September 18, 2019, and set a jury trial to begin on October 15, 2019.

(B) Patent Office Proceedings

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1 and 3-5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB was required to include claim 2 in the trial of the inter partes review. The matter was heard on October 2, 2018. The PTAB issued its written decision on January 16, 2019, upholding claim 2 of the ’086 Patent which relates to the use of isolated NR in a pharmaceutical composition as valid. Elysium is now prevented from raising invalidity arguments against the ’086 Patent in the ongoing patent litigation in Delaware that it brought or could have brought before the PTAB in its inter partes review. Elysium appealed the PTAB’s decision with respect to claim 2 on March 6, 2019. A cross-appeal with respect to claims 1 and 3–5 was filed on March 20, 2019. Elysium filed its opening brief on June 17, 2019. Dartmouth’s response and opening brief is currently due on August 28, 2019.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). The parties are currently in discovery.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of June 30, 2019, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ’807 Patent and the ’086 Patent before the Patent Trial and Appeal Board (“PTAB”) and (2) the outcome of the litigation in the California Action. ChromaDex, Inc. filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex, Inc. argued that given claim 2 of the ’086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex, Inc. argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ’086 Patent proving right ChromaDex, Inc.’s prediction ChromaDex, Inc. informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case is stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.

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

ChromaDex, Inc. timely removed the action to federal court in the District of Utah. ChromaDex answered the complaint and also filed counterclaims against Novex under the Lanham Act and California state law. ChromaDex’s counterclaims allege that Novex has falsely advertised its product called Oxydrene. Novex moved to dismiss the counterclaims and ChromaDex has opposed this motion.

The Company is unable to predict the outcome of this matter and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of June 30, 2019, ChromaDex, Inc. did not accrue a potential loss for the Utah Lanham Act action because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program and has also been successfully notified to the FDA as generally recognized as safe (“GRAS”). Animal studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD levels, increased cellular metabolism and energy production to improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR and is protected by patents to which we are the exclusive licensee.

ChromaDex is the world leader in the emerging NAD space. ChromaDex has approximately 170 partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Other relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudi Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus and Dr. Robert Beudeker, Vice President of Innovation, who leads the innovation program for human nutrition and health at DSM.

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

As of June 30, 2019, the Company had approximately $19.8 million cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

In May 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. On the maturity date, the Notes will automatically convert into the shares of the Common Stock at a price per share equal to the lesser of (i) $4.59, or (ii) if one or more Common Stock financings occur on or prior to the Maturity Date, the lowest price per share at which the shares of Common Stock are issued in all such financings.

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

Our net sales and net loss for the three- and six-month periods ending on June 30, 2019 and June 30, 2018 were as follows:

	Three months ending		Six months ending
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$11,101	$7,803	$21,149	$14,370
Net loss	(7,755)	(8,050)	(16,092)	(16,493)

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.29)	$(0.30)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Net sales:
Consumer Products	$8,744	$3,732	134%	$16,198	$6,763	140%
Ingredients	1,387	2,879	-52%	2,881	5,247	-45%
Analytical reference standards and services	970	1,192	-19%	2,070	2,360	-12%

Total net sales	$11,101	$7,803	42%	$21,149	$14,370	47%

●
The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017. The Company expects the sales for the consumer products segment to continue to grow over the next twelve months.

●
The decrease in sales for the ingredients segment is largely due to the Company’s focus on expanding consumer products business. The Company made a strategic decision in 2017 to transition from an ingredient company to a consumer driven nutraceutical company that has resulted in a shift in our sales away from ingredients.

●
The decrease in sales for the analytical reference standards and services segment is largely due to decreased sales of analytical reference standards.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
(In thousands)	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$3,519	40%	$1,570	42%	$6,590	41%	$2,678	40%
Ingredients	641	46%	1,536	53%	1,454	50%	3,033	58%
Analytical reference standards and services	687	71%	851	71%	1,550	75%	1,676	71%

Total cost of sales	$4,847	44%	$3,957	51%	$9,594	45%	$7,387	51%

The cost of sales, as a percentage of net sales, decreased by 7% and 6% for the three- and six-month periods ended June 30, 2019, respectively, compared to the comparable periods in 2018.

●
The cost of sales, as a percentage of net sales, for the consumer products segment were 40% and 41% for the three- and six-month periods ended June 30, 2019. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 7% and 8% for the three- and six-month periods ended June 30, 2019 compared to the comparable period in 2018. The ingredient segment recorded higher margins compared to the last year as we focus on fewer ingredients with higher profit margins. Also, in the first quarter of 2018, we had a write off of approximately $312,000 related to our NIAGEN® inventory.

●
The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 4% for the six-month period ended June 30, 2019. The decrease in the analytical reference standards sales led to a lower supply chain labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Gross profit:
Consumer Products	$5,225	$2,162	142%	$9,608	$4,085	135%
Ingredients	746	1,343	-44%	1,427	2,214	-36%
Analytical reference standards and services	283	341	-17%	520	684	-24%

Total gross profit	$6,254	$3,846	63%	$11,555	$6,983	65%

●
The consumer products segment posted gross profit of $5.2 million and $9.6 million for the three- and six-month periods ending June 30, 2019. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

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

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Sales and marketing expenses:
Consumer Products	$4,072	$3,357	21%	$7,989	$6,084	31%
Ingredients	79	256	-69%	191	572	-67%
Analytical reference standards and services	157	160	-2%	302	386	-22%

Total sales and marketing expenses	$4,308	$3,773	14%	$8,482	$7,042	20%

●
For the consumer products segment, we have increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. We plan to continue to invest in building out our own global branded consumer product business.

●
For the ingredients segment, the decrease during the three- and six-month periods ended June 30, 2019 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the analytical reference standards and services segment, the decrease for the three- and six-month periods is mainly due to decreased sales and marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
Research and development expenses:
Consumer Products	$875	$848	3%	$1,844	$1,677	10%
Ingredients	194	566	-66%	393	1,176	-67%

Total research and development expenses	$1,069	$1,414	-24%	$2,237	$2,853	-22%

●
In 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the first half of 2019 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change

General and administrative	$7,932	$6,596	20%	$16,263	$13,424	21%

The following expenses contributed to the increase in general and administrative expenses in the three- and six-month periods ended June 30, 2019:

●
An increase in legal expenses. Our legal expenses increased to approximately $2.9 million and $6.2 million in the three- and six-month periods ended June 30, 2019, compared to approximately $2.1 million and $5.1 million in the comparable periods in 2018. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in royalties we paid to patent holders. Our royalty expense for the three -and six-month periods ended June 30, 2019 increased to approximately $0.6 million and $1.2 million, compared to approximately $0.4 million and $0.7 million for the comparable periods in 2018. The increases are due to increased sales for licensed products in the first six months of 2019.

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for the six-month period ended June 30, 2019 increased to approximately $3.2 million, compared to approximately $2.7 million for the comparable period in 2018.

Non-operating Expense- Interest expense, net

Interest income, net consists of interest earned from bank deposit accounts less interest expenses on convertible notes and finance leases.

	Three months ending			Six months ending
(In thousands)	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change

Interest expense, net	$(575)	$(48)	Not Meaningful	$(540)	$(92)	Not Meaningful

In the second quarter of 2019, the Company incurred debt issuance costs of approximately $0.6 million in connection with the issuance of convertible promissory notes in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The issuance costs were recorded as a debt discount and have been amortized as interest expense using the effective interest method over the original term of 45 days. The Company recorded approximately $0.6 million in amortization of debt discount during the second quarter of 2019.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2019 and June 30, 2018, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and six-month periods ended June 30, 2019 and June 30, 2018, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the six-month period ended June 30, 2019 was approximately $363,000 as compared to $267,000 for the six-month period ended June 30, 2018. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the six-month period ended June 30, 2019 was approximately $122,000 as compared to $116,000 for the six-month period ended June 30, 2018. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the six-month period ended June 30, 2019 was approximately $279,000.

Liquidity and Capital Resources

From inception through June 30, 2019, we have incurred aggregate losses of approximately $106.0 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

In May 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. On the maturity date, the Notes will automatically convert into the shares of the Common Stock at a price per share equal to the lesser of (i) $4.59, or (ii) if one or more Common Stock financings occur on or prior to the Maturity Date, the lowest price per share at which the shares of Common Stock are issued in all such financings.

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

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $12.1 million as compared to approximately $10.5 million for the six months ended June 30, 2018. Along with the net loss, an increase in inventories and trade receivables were the largest uses of cash during the six-month period ended June 30, 2019, partially offset by an increase in deferred revenue and noncash share-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2018 largely reflects net loss, partially offset by an increase in accounts payable and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $0.4 million for the six months ended June 30, 2019, compared to approximately $1.3 million for the six months ended June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the six months ended June 30, 2018 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $9.6 million for the six months ended June 30, 2019, compared to approximately $0.2 million used in financing activities for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 primarily consisted of proceeds from the sale of convertible notes. Net cash used in financing activities for the six months ended June 30, 2018 mainly consisted of repurchase of common stock, partially offset by proceeds from exercise of stock options.

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 13, Commitments and Contingencies, Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have recorded a net loss of approximately $16.1 million for the six months ended June 30, 2019, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $33.3 million and $11.4 million for the years ended December 31, 2018 and December 30, 2017, respectively. As of June 30, 2019, our accumulated deficit was approximately $106.0 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of June 30, 2019, our cash and cash equivalents totaled approximately $19.8 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

One of our customers accounted for approximately 17% of our sales during the quarter ended June 30, 2019. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 31, 2018 decreased 23% compared to the year ended December 30, 2017. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 14% of the Company’s revenue for the first six months of 2019, and sales of NIAGEN® accounted for approximately 76% of our ingredient segment’s total sales in the first six months of 2019, or 10% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially adversely affect our business.

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

*We have a significant number of outstanding options and warrants, and also convertible promissory notes. Future sales of these shares could adversely affect the market price of our common stock.

As of June 30, 2019, we had outstanding options for an aggregate of approximately 10.2 million shares of common stock at a weighted average exercise price of $3.83 per share and outstanding warrants exercisable for an aggregate of approximately 0.1 million shares of common stock at an exercise price of $3.19 per share. In addition, convertible promissory notes in an aggregate amount of $10.0 million (the “Notes”) were outstanding as of June 30, 2019. The maturity date of the Notes is August 15, 2019 and on the maturity date, the Notes will automatically convert into the shares of the Company’s common stock (the “Common Stock”) at a price per share equal to the lesser of (i) $4.59, or (ii) if one or more Common Stock financings occur on or prior to the Maturity Date, the lowest price per share at which the shares of Common Stock are issued in all such financings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2019, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Winsave Resources Limited and Pioneer Step Holdings Limited (the “Purchasers”), pursuant to which the Company agreed to sell and issue the Notes to the Purchasers (the “Financing”). The Financing closed on May 17, 2019.

The Notes accrue interest at a rate of 5.0% per annum. Pursuant to the original Purchase Agreement, on the date that is 45 days following the closing date (the “Maturity Date”), the Notes will automatically convert into shares of the Company’s Common Stock at a price per share equal to the lesser of (i) $4.59, or (ii) if one or more Common Stock financings occur on or prior to the Maturity Date, the lowest price per share at which the shares of Common Stock are issued in all such financings. The Purchasers are each existing stockholders of the Company. Pioneer Step Holdings Limited has the right to designate a member of the Company’s board of directors.

On June 30, 2019, the Company and the Purchasers entered into an Omnibus Amendment to the Purchase Agreement and the Notes to (i) remove the restriction on the Company issuing Common Stock during the Restricted Period (as defined in the Purchase Agreement) and (ii) amend the Notes to extend the Maturity Date 45 days from July 1, 2019 to August 15, 2019.

The Notes and the shares of Common Stock, par value $0.001 per share issuable upon conversion of the Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company has relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. In connection with the Purchasers’ execution of the Purchase Agreement, the Purchasers represented to the Company that they are each an “accredited investor” as defined in Regulation D of the Securities Act and that the securities to be purchased by them will be acquired solely for their own account and for investment purposes and not with a view to the future sale or distribution.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.1
Note Purchase Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

10.2
Registration Rights Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

10.3
Omnibus Amendment to Note Purchase Agreement and Convertible Promissory Notes, dated June 30, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 1, 2019)

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

Date: August 7, 2019	CHROMADEX CORPORATION /s/ KEVIN M. FARR Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant