Form 10-Q
period 2019-09-30
ChromaDex Corp.
filed 2019-11-12
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

Commission File Number: 001-37752

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 600 Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 388-6706

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each exchange on which registered
Common Stock, $0.001 par value per share	CDXC	The Nasdaq Capital Market

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

Large accelerated filer ____ Non-accelerated filer ____	Accelerated filer X Smaller reporting company X Emerging growth company ____

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

As of November 11, 2019 there were 59,577,378 shares of the registrant’s common stock issued and outstanding.

  CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2019 and December 31, 2018
(In thousands, except per share data)

	Sep. 30, 2019	Dec. 31, 2018
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$18,879	$22,616
Trade receivables, net of allowances of $0.5 million and $0.5 million, respectively;
Receivables from Related Party: $1.9 million and $0.7 million, respectively	5,953	4,359
Contract assets	89	56
Receivable held at escrow, net of allowance of $0.2 million and $0.1 million, repectively	553	677
Inventories	9,820	8,249
Prepaid expenses and other assets	1,071	577
Total current assets	36,365	36,534

Leasehold Improvements and Equipment, net	3,696	3,585
Intangible Assets, net	1,373	1,547
Right of Use Assets	1,045	-
Other Long-term Assets	660	566

Total assets	$43,139	$42,232

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,168	$9,548
Accrued expenses	3,693	4,444
Current maturities of operating lease obligations	620	-
Current maturities of finance lease obligations	281	173
Contract liabilities and customer deposits	261	275
Total current liabilities	11,023	14,440

Deferred Revenue	3,873	-
Operating Lease Obligations, Less Current Maturities	1,031	-
Finance Lease Obligations, Less Current Maturities	70	137
Deferred Rent	-	477

Total liabilities	15,997	15,054

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding September 30, 2019 59,383 shares and
December 31, 2018 55,089 shares	59	55
Additional paid-in capital	140,130	116,876
Accumulated deficit	(113,047)	(89,753)
Total stockholders' equity	27,142	27,178

Total liabilities and stockholders' equity	$43,139	$42,232

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three and the Nine Month Periods Ended September 30, 2019 and September 30, 2018
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018

Sales, net	$12,053	$8,120	$33,202	$22,490
Cost of sales	5,304	3,759	14,898	11,146

Gross profit	6,749	4,361	18,304	11,344

Operating expenses:
Sales and marketing	4,626	4,837	13,108	11,879
Research and development	1,044	1,350	3,281	4,203
General and administrative	7,967	6,770	24,230	20,194
Other	-	-	125	-
Operating expenses	13,637	12,957	40,744	36,276

Operating loss	(6,888)	(8,596)	(22,440)	(24,932)

Nonoperating expense
Interest expense, net	(314)	(9)	(854)	(101)
Other	-	-	-	(65)
Nonoperating expense	(314)	(9)	(854)	(166)

Net loss	$(7,202)	$(8,605)	$(23,294)	$(25,098)

Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.41)	$(0.46)

Basic and diluted weighted average
common shares outstanding	57,658	55,068	56,182	54,940

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Month Period Ended September 30, 2019
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$27,178

Exercise of stock options	65	-	107	-	107

Share-based compensation	167	-	2,029	-	2,029

Net loss	-	-	-	(8,337)	(8,337)

Balance, March 31, 2019	55,321	$55	$119,012	$(98,090)	$20,977

Exercise of stock options	63	-	164	-	164

Share-based compensation	-	-	1,759	-	1,759

Net loss	-	-	-	(7,755)	(7,755)

Balance, June 30, 2019	55,384	$55	$120,935	$(105,845)	$15,145

Issuance of common stock, net of offering costs of $0.2 million	1,568	1	6,772	-	6,773

Issuance of common stock for conversion of debt and accrued interest	2,267	2	10,121	-	10,123

Debt discount to convertible notes	-	-	282	-	282

Exercise of stock options	119	1	334	-	335

Exercise of warrants	44	-	-	-	-

Share-based compensation	-	-	1,686	-	1,686

Net loss	-	-	-	(7,202)	(7,202)

Balance, September 30, 2019	59,382	$59	$140,130	$(113,047)	$27,142

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

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2019 and September 30, 2018
(In thousands)

	Sep. 30, 2019	Sep. 30, 2018

Cash Flows From Operating Activities
Net loss	$(23,294)	$(25,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	559	436
Amortization of intangibles	184	175
Amortization of right of use assets	423	-
Share-based compensation	5,474	4,386
Allowance for doubtful trade receivables	(4)	(132)
Loss from disposal of equipment	-	1
Amortization of covertible notes issuance costs and discount	846	-
Non-cash financing costs	123	70
Other non-cash expense	-	65
Changes in operating assets and liabilities:
Trade receivables	(1,590)	697
Contract assets	(33)	(21)
Inventories	(1,570)	(1,282)
Prepaid expenses and other assets	(320)	(53)
Accounts payable	(3,379)	5,174
Accrued expenses	(619)	(58)
Deferred revenue	3,873	-
Customer deposits and other	(14)	(50)
Principal payments on operating leases	(488)	-
Deferred rent	-	18
Due to officer	-	(100)
Net cash used in operating activities	(19,829)	(15,772)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(463)	(1,311)
Purchases of intangible assets	(10)	(45)
Investment in other long-term assets	(48)	-
Net cash used in investing activities	(521)	(1,356)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	6,773	-
Proceeds from sale of convertible notes	10,000	-
Payment of convertible notes issuance costs	(565)	-
Payment of debt issuance costs	-	(19)
Proceeds from exercise of stock options	606	520
Repurchase of common stock	-	(404)
Principal payments on finance leases	(201)	(144)
Net cash provided by (used in) financing activities	16,613	(47)

Net decrease in cash	(3,737)	(17,175)

Cash Beginning of Period, including restricted cash of $0.2 million for 2019	22,616	45,389

Cash Ending of Period, including restricted cash $0.2 million for 2019	$18,879	$28,214

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$26	$33

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$-	$164
Financing lease obligation incurred for licensing fees	$99	$-

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of software	$143	$-
Operating lease obligation incurred for tenant improvement credit received	$64	$-
Supplemental Schedule of Noncash Financing Activity
Issuance of common stock for conversion of debt and accrued interest	$10,123	$-

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 30, 2019 and results of operations and cash flows for the three and nine months ended September 30, 2019 and September 30, 2018. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2019. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Liquidity: The Company's net cash outflow from operating activities was approximately $19.8 million for the nine-month period ended September 30, 2019. As of September 30, 2019, cash and cash equivalents totaled approximately $18.9 million.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives.

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

Note 4. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sep. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018

Net loss	$(7,202)	$(8,605)	$(23,294)	$(25,098)

Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.41)	$(0.46)

Basic and diluted weighted average common shares outstanding (1):	57,658	55,068	56,182	54,940

Potentially dilutive securities (2):
Stock options	10,787	8,536	10,787	8,536
Warrants	-	470	-	470

(1)
Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending September 30, 2010 a nd September 30, 2018, respectively, which are participating securities that feature voting and dividend rights.

(2)
Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Related Party Transactions

Sale of consumer products
	Net sales Three months ended Sep. 30, 2019	Net sales Nine months ended Sep. 30, 2019	Net sales Three months ended Sep. 30, 2018	Net sales Nine months ended Sep. 30, 2018	Trade receivable at Sep. 30, 2019	Trade receivable at Dec. 31, 2018
A.S. Watson Group	$2.3 million	$5.5 million	$0.7 million	$1.8 million	$1.9 million	$0.7 million
Horizon Ventures	-	-	-	$0.4 million	-	-
Total	$2.3 million	$5.5 million	$0.7 million	$2.2 million	$1.9 million	$0.7 million

*
A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 6. Inventories

The amounts of major classes of inventory as of September 30, 2019 and December 31, 2018 are as follows:

(In thousands)	Sep. 30, 2019	Dec. 31, 2018
Bulk ingredients	$1,691	$2,385
Reference standards	760	848
Consumer Products - Finished Goods	3,287	2,450
Consumer Products - Work in Process	4,244	2,794
	9,982	8,477
Less valuation allowance	(162)	(228)
	$9,820	$8,249

Note 7. Stock Issuance and Conversion of Convertible Notes

Stock Issuance

On August 13, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $7.0 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $4.465 per share (the “Financing”). On August 15, 2019, the Company closed the Financing and issued approximately 1.6 million shares of its Common Stock. The Company received proceeds of $6.8 million, net of offering costs.

Conversion of Convertible Notes

On May 17, 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. The Notes accrued interest at a rate of 5.0% per annum for a total of approximately $123,000 through the maturity date. On the maturity date, the Notes automatically converted into approximately 2.3 million shares of the Company’s common stock at a price of $4.465 per share.

Summary of Convertible Notes

Description	Modified Conversion Price *	Original Conversion Price	Extended Maturity Date	Original Maturity Date	Amount (In thousands)
Principal	$4.465	$4.590	August 15, 2019	July 1, 2019	$10,000
Interest at a rate of 5.0% per annum					123
Total Amount Converted for 2.3 million shares					$10,123

Debt Discount - Issuance costs					565
Debt Discount - Down round feature					282
Total Debt Discount recognized as Interest Expense					$847

* The conversion price has a down round feature. The original conversion price of $4.59 was lowered to $4.465 due to the Financing.

Debt Issuance Costs

In connection with the issuance of the Notes, the Company incurred issuance costs of approximately $565,000. The issuance costs were recorded as a debt discount and were amortized as interest expense using the effective interest method over the original term of 45 days.

Down Round Feature

The Notes had adjustments which meet the definition of a down round feature per ASU 2017-11. Pursuant to the terms of the Notes, the conversion price per share was adjusted downward from $4.59 to $4.465 as the Company closed the Financing on the Maturity Date. As allowed under ASU 2017-11, the Company excluded such down round feature when determining whether the instrument is indexed to the entity’s own stock and did not bifurcate the down round feature from the loan host.

In accordance with ASU 2017-11, the Company recognized the value of the triggered down round as a beneficial conversion discount to earnings. The Note purchasers obtained approximately additional 62,000 shares of the Company’s common stock due to the down round feature with an incremental intrinsic value of approximately $282,000. This amount was initially recognized as debt discount and was amortized as interest expense.

Along with the issuance cost of the Notes, the Company recorded a total of approximately $0.3 million and $0.8 million as interest expense in amortization of debt discounts during the three and nine months ended September 30, 2019, respectively.

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

Note 8. Deferred Revenue

In December 2018, the Company entered into a supply agreement with Nestec Ltd. (“Nestlé”), pursuant to which Nestlé is our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, the Company received an upfront fee of $4 million in January 2019. We determined that the $4 million upfront fee is treated as advance payment for future goods or services and to utilize the output method to recognize the upfront fee as revenue as the product is delivered to Nestlé. In utilizing the output method, the Company estimated total delivery volume to Nestlé over the course of the supply agreement.

Revenue recognized from deferred revenue was as follows:

	Three months ending	Nine months ending	At
(In thousands)	Sep. 30, 2019	Sep. 30, 2019	Sep. 30, 2019

Revenue recognized from deferred revenue	$-	$127
Deferred Revenue Balance			$3,873

Note 9. Leases

Operating Leases

As of September 30, 2019, the Company had operating lease assets in right of use assets of approximately $1.0 million and corresponding operating lease liabilities of approximately $1.7 million. For the three and nine months ended September 30, 2019, following were expenses incurred in connection with our operating leases:

	For the Three Months Ended Sep. 30, 2019	For the Nine Months Ended Sep. 30, 2019
Operating leases
Operating lease expense	$180	$540
Variable lease expense	61	183
Operating lease expense	241	722
Short-term lease rent expense	4	7
Total expense	$245	$729

At Sep. 30, 2019
Weighted-average remaining lease term (years) – operating leases	1.9
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of September 30, 2019 are as follows:

(In thousands)
Three months ending December 31, 2019	$180
Year Ending December 31, 2020	736
Year Ending December 31, 2021	629
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Thereafter	25
Total	1,851
Less present value discount	200
Operating lease liabilities	1,651
Less current portion	620
Long-term obligations under operating leases	$1,031

Finance Leases

As of September 30, 2019, the Company had finance lease assets in equipment assets of approximately $0.7 million and corresponding finance lease liabilities of approximately $0.4 million. For the three and nine months ended September 30, 2019 and September 30, 2018, following were expenses incurred in connection with our finance leases:

(In thousands)	For the Three Months Ended Sep. 30, 2019	For the Three Months Ended Sep. 30, 2018	For the Nine Months Ended Sep. 30, 2019	For the Nine Months Ended Sep. 30, 2018
Finance leases
Amortization of equipment assets	$19	$22	$56	$65
Interest on lease liabilities	8	11	26	33
Total expenses	$27	$33	$82	$98

At Sep. 30, 2019
Weighted-average remaining lease term (years) – finance leases	1.1
Weighted-average discount rate – finance leases	8.9%

Minimum future lease payments under finance leases as of September 30, 2019 are as follows:

(In thousands)
Three months ending December 31, 2019	$82
Year Ending December 31, 2020	272
Year Ending December 31, 2021	18
Total	372
Less present value discount	21
Finance lease liabilities	351
Less current portion	281
Long-term obligations under finance leases	$70

Note 10. Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 31,2018	Reductions(1)	Additions(2)	Sep. 30,2019
Contract Assets	$56	$(276)	$309	$89
Contract Liabilities - Open Projects (3)	101	(220)	250	131
Contract Liabilities - Other Customer Deposits (4)	174	(91)	47	130
Net Contract Assets (Liabilities)	$(219)	$35	$12	$(172)

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

In the three and nine months ended September 30, 2019, we recognized revenue of approximately $19,000 and $138,000 related to our contract liabilities at the beginning of the fiscal year 2019.

Note 11. Share-Based Compensation

Equity Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved an amendment to the 2017 Plan on June 22, 2018. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of September 30, 2019, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 2.8 million shares at September 30, 2019.

Service Period Based Stock Options

The following table summarizes activity of service period-based stock options at September 30, 2019 and changes during the nine months then ended (in thousands except per-share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2018	8,023	$3.75	7.1

Options Granted	2,399	4.07	9.8	$2.48
Options Exercised	(227)	2.50			$403
Options Forfeited	(451)	3.75
Options Expired	(4)	4.50
Outstanding at Sept. 30, 2019	9,740	$3.86	7.1		$3,990*

Exercisable at Sept. 30, 2019	5,621	$3.72	5.6		$3,135*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.94, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2019.

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the nine months ended September 30, 2019.

Nine months Ended September 30, 2019
Expected term	6 years
Expected volatility	67%
Risk-free rate	2%
Expected dividends	0%

As of September 30, 2019, there was approximately $9.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2 years.

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

Share-Based Compensation

Share-based compensation expense was as follows:

	Three months ending		Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018
Share-based compensation expense
Cost of sales	$34	$19	$94	$63
Sales and marketing	215	105	479	235
Research and development	139	105	389	257
General and administrative	1,298	1,088	4,512	3,831

Total	$1,686	$1,317	$5,474	$4,386

Note 12. Business Segments

The Company has the following three reportable segments for the three- and nine-month periods ended September 30, 2019:

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

Three months ended September 30, 2019	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$9,725	$1,239	$1,089	$-	$12,053
Cost of sales	3,901	614	789	-	5,304

Gross profit	5,824	625	300	-	6,749

Operating expenses:
Sales and marketing	4,451	45	130	-	4,626
Research and development	910	134	-	-	1,044
General and administrative	-	-	-	7,967	7,967
Operating expenses	5,361	179	130	7,967	13,637

Operating income (loss)	$463	$446	$170	$(7,967)	$(6,888)

Three months ended September 30, 2018	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$5,225	$1,859	$1,036	$-	$8,120
Cost of sales	1,975	955	829	-	3,759

Gross profit	3,250	904	207	-	4,361

Operating expenses:
Sales and marketing	4,597	75	165	-	4,837
Research and development	1,113	237	-	-	1,350
General and administrative	-	-	-	6,770	6,770
Operating expenses	5,710	312	165	6,770	12,957

Operating income (loss)	$(2,460)	$592	$42	$(6,770)	$(8,596)

Nine months ended	Consumer		Analytical Reference
September 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$25,923	$4,120	$3,159	$-	$33,202
Cost of sales	10,491	2,068	2,339	-	14,898

Gross profit	15,432	2,052	820	-	18,304

Operating expenses:
Sales and marketing	12,440	236	432	-	13,108
Research and development	2,754	527	-	-	3,281
General and administrative	-	-	-	24,230	24,230
Other	-	-	-	125	125
Operating expenses	15,194	763	432	24,355	40,744

Operating income (loss)	$238	$1,289	$388	$(24,355)	$(22,440)

Nine months ended September 30, 2018	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$11,988	$7,106	$3,396	$-	$22,490
Cost of sales	4,653	3,988	2,505	-	11,146

Gross profit	7,335	3,118	891	-	11,344

Operating expenses:
Sales and marketing	10,681	647	551	-	11,879
Research and development	2,790	1,413	-	-	4,203
General and administrative	-	-	-	20,194	20,194
Operating expenses	13,471	2,060	551	20,194	36,276

Operating income (loss)	$(6,136)	$1,058	$340	$(20,194)	$(24,932)

At September 30, 2019	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$11,315	$4,742	$1,180	$25,902	$43,139

At December 31, 2018	ConsumerProducts	Ingredients	Analytical ReferenceStandards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$7,407	$5,412	$1,213	$28,200	$42,232

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended September 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$9,725	$-	$-	$9,725
NIAGEN® Ingredient	-	731	-	731
Subtotal NIAGEN Related	$9,725	$731	$-	$10,456

Other Ingredients	-	508	-	508
Reference Standards	-	-	764	764
Consulting and Other	-	-	325	325
Subtotal Other Goods and Services	$-	$508	$1,089	$1,597

Total Net Sales	$9,725	$1,239	$1,089	$12,053

Three Months Ended September 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$5,225	$-	$-	$5,225
NIAGEN® Ingredient	-	1,007	-	1,007
Subtotal NIAGEN Related	$5,225	$1,007	$-	$6,232

Other Ingredients	-	852	-	852
Reference Standards	-	-	790	790
Consulting and Other	-	-	246	246
Subtotal Other Goods and Services	$-	$852	$1,036	$1,888

Total Net Sales	$5,225	$1,859	$1,036	$8,120

Nine Months Ended September 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$25,923	$-	$-	$25,923
NIAGEN® Ingredient	-	2,921	-	2,921
Subtotal NIAGEN Related	$25,923	$2,921	$-	$28,844

Other Ingredients	-	1,199	-	1,199
Reference Standards	-	-	2,311	2,311
Consulting and Other	-	-	848	848
Subtotal Other Goods and Services	$-	$1,199	$3,159	$4,358

Total Net Sales	$25,923	$4,120	$3,159	$33,202

Nine Months Ended September 30, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standard sand Services Segment	Total

TRU NIAGEN®, Consumer Product	$11,988	$-	$-	$11,988
NIAGEN® Ingredient	-	4,204	-	4,204
Subtotal NIAGEN Related	$11,988	$4,204	$-	$16,192

Other Ingredients	-	2,902	-	2,902
Reference Standards	-	-	2,529	2,529
Consulting and Other	-	-	867	867
Subtotal Other Goods and Services	$-	$2,902	$3,396	$6,298

Total Net Sales	$11,988	$7,106	$3,396	$22,490

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:
	Three months ended		Nine months ended
Major Customers	Sep. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018

A.S. Watson Group - Related Party	18.8%	*	16.5%	*
Life Extension	*	11.8%	*	11.6%

* Represents less than 10%.

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:
	Percentage of the Company's Total Trade Receivables
Major Accounts	At September 30, 2019	At December 31, 2018

A.S. Watson Group - Related Party	32.1%	15.9%
Elysium Health (1)	37.5%	51.2%

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

Among other allegations, the claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, by not supplying NIAGEN® manufactured according to the defined standard, by distributing the NIAGEN® product specifications attached to the parties’ agreement to other customers, and by failing to provide Elysium with information concerning the quality and identity of NIAGEN® pursuant to the NIAGEN® Supply Agreement, (ii) ChromaDex, Inc. breached the implied covenant of good faith and fair dealing pursuant to the NIAGEN® Supply Agreement, (iii) ChromaDex, Inc. fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) ChromaDex, Inc. was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse. ChromaDex, Inc. filed an answer to Elysium’s restated counterclaims on March 5, 2019. Discovery closed on August 9, 2019.

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment, and set the hearing on the parties’ motions for summary judgment for January 13, 2020.

(B) Patent Office Proceedings

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1 and 3-5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB was required to include claim 2 in the trial of the inter partes review. The matter was heard on October 2, 2018. The PTAB issued its written decision on January 16, 2019, upholding claim 2 of the ’086 Patent which relates to the use of isolated NR in a pharmaceutical composition as valid. Elysium is now prevented from raising invalidity arguments against the ’086 Patent in the ongoing patent litigation in Delaware that it brought or could have brought before the PTAB in its inter partes review. Elysium appealed the PTAB’s decision with respect to claim 2 on March 6, 2019. A cross-appeal with respect to claims 1 and 3–5 was filed on March 20, 2019. Elysium filed its opening brief on June 17, 2019. Dartmouth moved to voluntarily dismiss its cross-appeal on August 14, 2019. The motion was granted on August 18, 2019. Dartmouth’s response brief was filed on August 28, 2019. Elysium’s reply brief was filed on October 9, 2019. The court has not yet scheduled oral argument.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On July 1, 2019, Elysium Health filed further amended counterclaims, adding new claims under the Copyright Act §§ 106 & 501. The parties are currently in discovery.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of September 30, 2019, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

Legal proceedings – Covance Laboratories Inc.

On January 10, 2019, Covance Laboratories Inc. (“Covance”) filed a complaint in the United States District Court for the District of Delaware against ChromaDex, Inc. and ChromaDex Analytics, Inc. (collectively “ChromaDex”). The complaint alleges that ChromaDex breached an Asset Purchase Agreement (“APA”), dated August 21, 2017, between Covance and ChromaDex in which Covance purchased certain assets related to ChromaDex’s Lab Business for $7,500,000. Specifically, the complaint alleges that ChromaDex failed to deliver to Covance its entire ComplyID library. On February 4, 2019, ChromaDex filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Covance is entitled to any relief. On October 24, 2019, the parties entered into a settlement agreement.

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

ChromaDex, Inc. timely removed the action to federal court in the District of Utah. ChromaDex answered the complaint and also filed counterclaims against Novex under the Lanham Act and California state law. ChromaDex’s counterclaims allege that Novex has falsely advertised its product called Oxydrene. Novex moved to dismiss the counterclaims and ChromaDex has opposed this motion. Discovery in the case is ongoing and no hearing has been set for Novex’s motion to dismiss.

The Company is unable to predict the outcome of this matter and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of September 30, 2019, ChromaDex, Inc. did not accrue a potential loss for the Utah Lanham Act action because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Note 14. Subsequent Event

Subsequent to the nine months ended September 30, 2019, the Company entered into a business financing agreement with Western Alliance Bank (the “Credit Agreement”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $7.0 million, subject to the terms and conditions of the Credit Agreement. The interest rate will be calculated at a floating rate per month equal to (a) the greater of (i) 4.75% per year or (ii) the Prime Rate published by The Wall Street Journal, plus (b) 1.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on November 12, 2021.

The Credit Agreement includes quick ratio and minimum liquidity financial covenants. The Company is also subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

NAD levels are not constant, and in humans, NAD levels have been shown to decline by more than 50% from young adulthood to middle age. NAD continues to decline as humans grow older. Underlying causes of reduced NAD levels include over-nutrition, alcohol consumption and a number of disease states. NAD may also be increased, including through calorie restriction and exercise. Healthy aging, mitochondria and NAD continue to be areas of focus in the research community. As of the end of 2018, there were over 160 studies on NAD. The areas of study include Alzheimer’s disease, Parkinson’s disease, neuropathy and heart failure.

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program and has also been successfully notified to the FDA as generally recognized as safe (“GRAS”). Animal studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD levels, increased cellular metabolism, increased energy production and improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR and is protected by patents to which we are the exclusive licensee.

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

As of September 30, 2019, the Company had approximately $18.9 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

On August 13, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $7.0 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $4.465 per share (the “Financing”). On August 15, 2019, the Company closed the Financing and issued approximately 1.6 million shares of its Common Stock. The Company received proceeds of $6.8 million, net of offering costs.

On May 17, 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. On August 15, 2019, the Notes converted into shares of the Company’s Common Stock at a price of $4.465 per share, the purchase price per share in the Financing.

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

Our net sales and net loss for the three- and nine-month periods ending on September 30, 2019 and September 30, 2018 were as follows:

	Three months ending		Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018

Net sales	$12,053	$8,120	$33,202	$22,490
Net loss	(7,202)	(8,605)	(23,294)	(25,098)

Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.41)	$(0.46)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change
Net sales:
Consumer Products	$9,725	$5,225	86%	$25,923	$11,988	116%
Ingredients	1,239	1,859	-33%	4,120	7,106	-42%
Analytical reference standards and services	1,089	1,036	5%	3,159	3,396	-7%

Total net sales	$12,053	$8,120	48%	$33,202	$22,490	48%

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

●
The increase in sales for the analytical reference standards and services for the three months ended September 30, 2019 is largely due to increased sales of regulatory consulting services. The decrease in sales for the nine months ended September 30, 2019 is primarily due to decreased sales of analytical reference standards.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
(In thousands)	Sep. 30, 2019		Sep. 30, 2018		Sep. 30, 2019		Sep. 30, 2018
	Amount	% ofnet sales	Amount	% ofnet sales	Amount	% ofnet sales	Amount	% ofnet sales
Cost of sales:
Consumer Products	$3,901	40%	$1,975	38%	$10,491	40%	$4,653	39%
Ingredients	614	50%	955	51%	2,068	50%	3,988	56%
Analytical reference standards and services	789	72%	829	80%	2,339	74%	2,505	74%

Total cost of sales	$5,304	44%	$3,759	46%	$14,898	45%	$11,146	50%

The cost of sales, as a percentage of net sales, decreased by 2% and 5% for the three- and nine-month periods ended September 30, 2019, respectively, compared to the comparable periods in 2018.

●
The cost of sales, as a percentage of net sales, for the consumer products segment was 40% for each of the three- and nine-month periods ended September 30, 2019. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 1% and 6% for the three- and nine-month periods ended September 30, 2019 compared to the comparable period in 2018. The ingredient segment recorded higher margins compared to the last year as we focus on fewer ingredients with higher profit margins. Also, in the first quarter of 2018, we had a write-off of approximately $312,000 related to our NIAGEN® inventory.

●
The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, decreased 8% for the thee-month period ended September 30, 2019. The increase in regulatory consulting sales led to a higher labor utilization rate, which resulted in decreasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change
Gross profit:
Consumer Products	$5,824	$3,250	79%	$15,432	$7,335	110%
Ingredients	625	904	-31%	2,052	3,118	-34%
Analytical reference standards and services	300	207	45%	820	891	-8%

Total gross profit	$6,749	$4,361	55%	$18,304	$11,344	61%

●
The consumer products segment posted gross profit of $5.8 million and $15.4 million for the three- and nine-month periods ending September 30, 2019. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to a decrease in sales as the Company transitions from an ingredient company to a consumer driven nutraceutical company.

●
The increased gross profit for the analytical reference standards and services segment for the three-month period ended September 30, 2019 is largely due to the increased sales of regulatory consulting services. The decreased gross profit for the nine-month period ended September 30, 2019 is largely due to the decreased sale of analytical reference standards. Fixed supply chain labor costs make up a substantial portion of the costs and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change
Sales and marketing expenses:
Consumer Products	$4,451	$4,597	-3%	$12,440	$10,681	16%
Ingredients	45	75	-40%	236	647	-64%
Analytical reference standards and services	130	165	-21%	432	551	-22%

Total sales and marketing expenses	$4,626	$4,837	-4%	$13,108	$11,879	10%

●
For the consumer products segment, the decrease during the three-month period ended September 30, 2019 is largely due to gaining efficiency on our marketing and advertising efforts. The increase during the nine-month period ended September 30, 2019 is largely due to increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs.

●
For the ingredients segment, the decrease during the three- and nine-month periods ended September 30, 2019 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the analytical reference standards and services segment, the decrease for the three- and nine-month periods is mainly due to decreased sales and marketing efforts.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change
Research and development expenses:
Consumer Products	$910	$1,113	-18%	$2,754	$2,790	-1%
Ingredients	134	237	-43%	527	1,413	-63%

Total research and development expenses	$1,044	$1,350	-23%	$3,281	$4,203	-22%

●
In 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the three- and nine-month periods ended September 30, 2019 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change

General and administrative	$7,967	$6,770	18%	$24,230	$20,194	20%

The following expenses contributed to the increase in general and administrative expenses in the three- and nine-month periods ended September 30, 2019:

●
An increase in legal expenses. Our legal expenses increased to approximately $2.9 million and $9.1 million in the three- and nine-month periods ended September 30, 2019, compared to approximately $2.7 million and $7.8 million in the comparable periods in 2018. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in royalties we paid to patent holders. Our royalty expense for the three- and nine-month periods ended September 30, 2019 increased to approximately $0.7 million and $1.8 million, compared to approximately $0.4 million and $1.1 million for the comparable periods in 2018. The increases are due to increased sales for licensed products in the first nine months of 2019.

●
An increase in share-based compensation. Our share-based compensation recorded as general and administrative expense for the three- and nine-month periods ended September 30, 2019 increased to approximately $1.3 million and $4.5 million, compared to approximately $1.1 million and $3.8 million for the comparable periods in 2018.

Non-operating Expense- Interest expense, net

Interest expense, net consists of interest earned from bank deposit accounts less interest expenses on convertible notes and finance leases.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2019	Sep. 30, 2018	Change	Sep. 30, 2019	Sep. 30, 2018	Change

Interest expense, net	$(314)	$(9)	Not Meaningful	$(854)	$(101)	Not Meaningful

In the second and third quarter of 2019, the Company recorded debt discounts of approximately $0.8 million in connection with the issuance of convertible promissory notes in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The debt discounts have been amortized as interest expense using the effective interest method.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2019 and September 30, 2018, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and nine-month periods ended September 30, 2019 and September 30, 2018, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 30, 2019 was approximately $559,000 as compared to $436,000 for the nine-month period ended September 30, 2018. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the nine-month period ended September 30, 2019 was approximately $184,000 as compared to $175,000 for the nine-month period ended September 30, 2018. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the nine-month period ended September 30, 2019 was approximately $423,000.

Liquidity and Capital Resources

From inception through September 30, 2019, we have incurred aggregate losses of approximately $113.0 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

On August 13, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $7.0 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $4.465 per share (the “Financing”). On August 15, 2019, the Company closed the Financing and issued approximately 1.6 million shares of its Common Stock. The Company received proceeds of $6.8 million, net of offering costs.

On May 17, 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. On August 15, 2019, the notes converted into shares of the Company’s Common Stock at a price of $4.465 per share, the purchase price per share in the Financing.

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

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $19.8 million as compared to approximately $15.8 million for the nine months ended September 30, 2018. Along with the net loss, an increase in inventories and trade receivables and a decrease in accounts payable were the largest uses of cash during the nine-month period ended September 30, 2019, partially offset by an increase in deferred revenue and noncash share-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2018 largely reflects net loss, partially offset by an increase in accounts payable and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $0.5 million for the nine months ended September 30, 2019, compared to approximately $1.4 million for the nine months ended September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the nine months ended September 30, 2018 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $16.6 million for the nine months ended September 30, 2019, compared to approximately $47,000 used in financing activities for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 primarily consisted of proceeds from the Financing and the sale of the Notes. Net cash used in financing activities for the nine months ended September 30, 2018 mainly consisted of repurchase of common stock, partially offset by proceeds from exercise of stock options.

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have recorded a net loss of approximately $23.3 million for the nine months ended September 30, 2019, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $33.3 million and $11.4 million for the years ended December 31, 2018 and December 30, 2017, respectively. As of September 30, 2019, our accumulated deficit was approximately $113.0 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of September 30, 2019, our cash and cash equivalents totaled approximately $18.9 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

One of our customers accounted for approximately 19% of our sales during the quarter ended September 30, 2019. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

By developing and selling TRU NIAGEN®, our own consumer standalone NIAGEN® supplement product, we are in direct competition with some of our current ingredients segment customers that use NIAGEN® in the products that are sold to consumers. In an effort to promote and better market our consumer product, we have made a strategic decision not to ship NIAGEN® to certain ingredients segment customers, which will have a negative effect on our ingredient segment sales. For example, sales for our ingredients segment for the year ended December 31, 2018 decreased 23% compared to the year ended December 30, 2017. Additionally, as our own consumer product becomes more prominent and widely adopted by consumers, the competition with our consumer product could potentially further harm the sales of our ingredients segment business, and our sales of NIAGEN® for our ingredients segment may further decrease. The sales of our consumer product may not outweigh the decrease in sales of our ingredients segment, which would lead to an overall decrease in our sales. Sales for our ingredients segment represented approximately 12% of the Company’s revenue for the first nine months of 2019, and sales of NIAGEN® accounted for approximately 71% of our ingredient segment’s total sales in the first nine months of 2019, or 9% of our overall revenue, so any harm to our NIAGEN® ingredient sales, if not compensated for by sales of our consumer product, may materially adversely affect our business.

Our future success largely depends on sales of our TRU NIAGEN® product.

In connection with our strategic shift from an ingredient and testing company to a consumer-focused company, we expect to generate a significant percentage of our future revenue from sales of our TRU NIAGEN® product. As a result, the market acceptance of TRU NIAGEN® is critical to our continued success, and if we are unable to expand market acceptance of TRU NIAGEN®, our business, results of operations, financial condition, liquidity and growth prospects would be materially adversely affected.

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

We have obtained licenses from third parties for patents and patent application rights related to the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. If any third-party licensor is unable to successfully maintain, prosecute or enforce the licensed patents and/or patent application rights related to our products, we may become subject to infringement or misappropriate claims or lose our competitive advantage. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly.

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

*We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.

As of September 30, 2019, we had outstanding options for an aggregate of approximately 10.8 million shares of common stock at a weighted average exercise price of $3.88 per share.

The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

*Our amended and restated bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $7.0 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $4.465 per share (the “Financing”). On August 15, 2019, the Company closed the Financing and issued approximately 1.6 million shares of its Common Stock. The Company received proceeds of $6.8 million, net of offering costs. The shares issued pursuant to the Financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

On May 17, 2019, the Company closed a financing transaction and issued convertible promissory notes (the “Notes”) in the aggregate amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The maturity date of the Notes was originally July 1, 2019 and was subsequently extended to August 15, 2019. On August 15, 2019, the Notes converted into shares of the Company’s Common Stock at a price of $4.465 per share, the purchase price per share in the Financing. The shares issued pursuant to the conversion of the Notes were not registered under the Securities Act or any state securities laws. The Company has relied on the exemption from the registration requirements of the Securities Act by virtue of Section 3(a)(9) under the Securities Act.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.1
Securities Purchase Agreement, dated August 13, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 14, 2019)

10.2
Registration Rights Agreement, dated August 15, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 15, 2019)

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

Date: November 12, 2019	CHROMADEX CORPORATION /s/ Kevin M. Farr Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)