Form 10-K
period 2019-12-31
ChromaDex Corp.
filed 2020-03-10
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 001-37752

CHROMADEX CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 600, Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (310) 388-6706

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CDXC	The Nasdaq Capital Market

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $190.4 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2019.

Number of shares of common stock of the registrant outstanding as of March 3, 2020: 59,787,897.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC” or the “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

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

Company Overview

ChromaDex is a science-based integrated nutraceutical company devoted to improving the way people age. ChromaDex scientists partner with leading universities and research institutions worldwide to discover, develop and create solutions to deliver the full potential of nicotinamide adenine dinucleotide ("NAD") and its impact on human health.

NAD is an essential coenzyme and a key regulator of cellular metabolism. Best known for its role in cellular energy production, NAD is now thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD and this represents an active area of research in the field of NAD.

NAD levels are not constant, and in humans, NAD levels have been shown to decline by more than 50% from young adulthood to middle age. NAD continues to decline as humans grow older. There are other causes of reduced NAD levels such as over-nutrition, alcohol consumption and a number of disease states. NAD may also be increased, including through calorie restriction and exercise. Healthy aging, mitochondria and NAD continue to be areas of focus in the research community. As of 2019, there were over 250 published human clinical studies on NAD. The areas of study include Alzheimer’s disease, Parkinson’s disease, neuropathy and heart failure.

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous animal studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under FDA's new dietary ingredient (“NDI”) notification program, has been successfully notified to the FDA as generally recognized as safe (“GRAS”), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Animal studies of NIAGEN® have demonstrated a variety of outcomes ranging from increased NAD levels, increased cellular metabolism and energy production to improvements in insulin sensitivity. NIAGEN® is the trade name for our proprietary ingredient NR, and is protected by patents to which we are the exclusive licensee.

ChromaDex is the world leader in the emerging NAD space. ChromaDex has approximately 190 partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Other relationships are currently being developed.

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

STRATEGIC SHIFT TO GLOBAL CONSUMER PRODUCT COMPANY

The acquisition of Healthspan Research LLC, a company that sold our TRU NIAGEN® branded product direct to consumers, marked our strategic shift from an ingredient and testing company to a global, science-based integrated nutraceutical company. ChromaDex made the strategic decision to commercialize TRU NIAGEN® as a consumer brand for the product containing NIAGEN® ingredient, launching in 2017.

In connection with our strategic decision to grow our global consumer brand, we have reduced the number of NIAGEN® resellers to just a few. As expected, our ingredients segment net sales decreased 28% in 2019, from $8.6 million in 2018 to $6.2 million. However, our net sales of TRU NIAGEN® increased by $17.6 million, from $18.5 million in 2018 to $36.1 million in 2019, to more than offset the decrease in net sales of our ingredients segment.

We began the international expansion of our TRU NIAGEN® brand with the launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group, in 2017, followed by the launch in Singapore in 2018. In 2018, we also launched TRU NIAGEN® in New Zealand with retail partner Matakana Superfoods and in Canada by making it available at www.truniagen.ca and to healthcare practitioners at Fullscript Canada after receiving regulatory approval for sale from Health Canada. We are currently selling cross border in China on Tmall, and on Amazon in the United Kingdom, Canada and Japan. In 2019, we received a positive opinion from the European Food Safety Authority on NR as a novel food ingredient for use in food supplement and approval from the Australian Therapeutic Goods Association for use in listed complementary medicines. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

INGREDIENTS AND ANALYTICAL REFERENCE STANDARDS AND SERVICES BUSINESS SEGMENTS

Through our ingredients business segment, we will continue to sell NIAGEN® in ingredient form to our strategic partners, including Nestec Ltd. (“Nestlé”), a global leader pioneering quality science-based nutritional health solutions. In 2018, we entered into a supply agreement with Nestlé, pursuant to which Nestlé will be our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, we received an upfront fee of $4 million. Following the launch of the products in certain territories, Nestlé will additionally pay us a one-time fee for a potential total aggregate payment of $6 million.

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

For the fiscal years ended December 31, 2019 and December 31, 2018, our revenues were approximately $46.3 million and $31.6 million, respectively. The following table summarizes the Company’s total sales for each of the business segments in the last two years. Please refer to Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional financial information for each of the business segments.

Fiscal Years	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
2019	$36.1 million	$6.2 million	$4.0 million	$46.3 million
2018	$18.5 million	$8.6 million	$4.5 million	$31.6 million

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

Business Market

According to the data from Global Wellness Institute, the global wellness industry market was approximately $4.2 trillion in 2017. Personal care, beauty and anti-aging market was approximately $1.1 trillion, healthy eating, nutrition and weight loss was approximately $702 billion and traditional and complementary medicine market was approximately $360 billion.

According to the data from Grand View Research, the global dietary supplements market size was estimated at $123 billion in 2019, and is expected to grow at a CAGR of 8.2% to about $232 billion by 2027.

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

Sales and Marketing Strategy

For our consumer products segment, we employ a variety of strategies to drive sales and consumer awareness of TRU NIAGEN®, including social media and internet advertising, managing websites, influencers, paid spokespersons and talent, events and tradeshows, e-mail, paid search, distribution of research publications and press releases. We also have a customer care department that handles day-to-day communications with our end customers addressing any needs or concerns related to our TRU NIAGEN® product.

For our ingredients segment and analytical reference standards and services segment, our strategy is based on a direct, technically-oriented model. We recruit and hire sales and marketing staff with appropriate commercial and scientific backgrounds.

USA:

For our consumer products segment, we are distributing our TRU NIAGEN® products direct to consumers through our propriety ecommerce platform TRUNIAGEN.com, Amazon and other established internet marketplaces. We also have specialty retailers and direct healthcare practitioners who are authorized resellers of TRU NIAGEN® in the U.S.

For our ingredients segment and analytical reference standards and services segment, we intend to continue to use a direct marketing approach in the U.S. to promote our products and services.

International:

For our consumer products segment, we utilize strategic partners on a regional or local country basis to expand our distribution of TRU NIAGEN® products. Our strategic partnerships include brick and mortar and/or ecommerce channels. We also are evaluating strategic joint ventures to rapidly expand our distribution in Asia. We began our international expansion of TRU NIAGEN® products with the successful launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group in 2017, followed by the launch in Singapore in 2018. In 2018, we also launched TRU NIAGEN® in New Zealand with retail partner Matakana Superfoods and in Canada by making it available at www.truniagen.ca and to healthcare practitioners at Fullscript Canada after receiving regulatory approval for sale from Health Canada. We are currently selling cross border in China on Tmall, and on Amazon in the United Kingdom, Canada and Japan. In 2019, we received a positive opinion from the European Food Safety Authority on NR as a novel food ingredient for use in food supplement and approval from the Australian Therapeutic Goods Association for use in listed complementary medicines. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

For our ingredients segment, most of our customers are based currently in the U.S.

For our analytical reference standards and services segment outside of the U.S., we use international distributors to market and sell to several foreign countries or markets. The use of distributors in some international markets has proven to be more effective than direct sales.

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

Major Customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Years Ended
Major Customers	2019	2018

A.S. Watson Group - Related Party	15.8%	*
Life Extension	*	10.0%

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

Competitive Business Conditions

For our consumer products segment, we are in direct competition with Elysium Health who offers a similar product to our TRU NIAGEN®. There are also a few resellers of NIAGEN® as consumer products that are our customers. We believe these resellers are focused on specific channels that we believe are complementary to our business.

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

Ingredients Business Segment Competitors

●
Royal DSM (the Netherlands)

●
Glanbia plc (Ireland)

●
BASF (Germany)

●
Lonza Group Ltd (Switzerland)

●
Sabinsa Corporation (India/USA)

For our consumer products segment, we employ a variety of strategies to drive sales and consumer awareness of TRU NIAGEN®, including social media and internet advertising, managing websites, influencers, paid spokespersons and talent, events and tradeshows, e-mail, paid search, distribution of research publications and press releases. We also have a customer care department that handles day-to-day communications with our end customers addressing any needs or concerns related to our TRU NIAGEN® product.

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

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/3/2025	Licensed from Washington University
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	10/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	11/17/2026	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	3/26/2029	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	10/25/2030	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	11/20/2007	6/12/2012	11/20/2027	Licensed from Dartmouth College
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	2/1/2032	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,318,807	Pterostilbene Caffeine Co-Crystal Forms	7/30/2010	11/27/2012	7/30/2030	Licensed from Laurus Labs Private Limited
8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College
8,399,712	Pterostilbene cocrystals	7/30/2010	3/19/2013	7/30/2020	Licensed from Laurus Labs Private Limited

8,524,782	Key intermediate for the preparation of Stilbenes, solid forms of Pterostilbene, and methods for making the same	6/1/2009	9/3/2013	6/1/2029	Licensed from Laurus Labs Private Limited
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	6/10/2008	8/19/2014	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/22/2014	5/8/2032	Co-owned by ChromaDex and University of California
8,889,126	Methods and compositions for treating neuropathies	5/28/2010	11/18/2014	5/28/2030	Licensed from Washington University
9,000,147	Nicotyl riboside compositions and methods of use	1/17/2012	4/7/2015	1/17/2032	Licensed from Cornell University
9,028,887	Method improve spatial memory via pterostilbene administration	5/22/2014	5/12/2015	5/22/2034	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,295,688	Methods and compositions for treating neuropathies	10/10/2014	3/29/2016	10/10/2034	Licensed from Washington University
9,321,797	Nicotyl riboside compositions and methods of use	11/17/2014	4/26/2016	11/17/2034	Licensed from Cornell University
9,439,875	Anxiolytic effect of pterostilbene	5/11/2011	9/13/2016	5/11/2031	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,975,915	Nicotinamide riboside kinase compositions and methods for using the same	4/12/2012	2/26/2013	4/12/2032	Licensed from Dartmouth College
10,000,520	B-vitamin and amino acid conjugates ofnicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	3/16/2017	6/19/2018	3/16/2037	Co-owned by ChromaDex and The Queen’s University of Belfast

Manufacturing

We currently utilize third-party manufacturers to produce and supply dietary supplement, ingredients, products, and services. Following the receipt of products or product components from third-party manufacturers, we inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.

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

Sources and Availability of Raw Materials

For all three business segments, and subject to the risks related to our Company and our Business recited below, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

We have completed the first human clinical trial on our proprietary ingredient NIAGEN® and the results demonstrated that a single dose of NR resulted in statistically significant increases in the co-enzyme NAD+ in healthy human volunteers. In addition, no adverse events were observed. In 2015, NIAGEN® was recognized by the FDA as a “New Dietary Ingredient.” NIAGEN® was also “Generally Recognized as Safe” by an independent panel of expert toxicologists and in August 2016, the FDA issued a GRAS No Objection Letter.

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

Research and development costs for the fiscal years ended December 31, 2019, and December 31, 2018, were approximately $4.4 million and $5.5 million, respectively.

Environmental Compliance

We will incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense to comply with federal, state and local environmental laws and regulations.

Working Capital

The Company’s working capital at the end of years 2019 and 2018 was approximately $4.1 million and $3.1 million, respectively. The Company measures working capital by adding trade receivables and inventories, and subtracting accounts payable. Most of the working capital is consumed by our consumer products segment and ingredients segment as the operations require a large amount of inventory to be on hand. As the consumer products segment and ingredients segment grow, more working capital will likely be needed to support the operations.

Backlog Orders

For our consumer products segment where we ship products internationally to distributors, we may have a backlog from time to time as the production of TRU NIAGEN® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 31, 2019 we had approximately $1.3 million backlog orders from the distributors that have not been shipped. For products that are directly shipped to consumers, we have minimal backlog orders as we carry inventory on hand to ship upon the receipt of order.

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

Employees

As of December 31, 2019, ChromaDex (including Healthspan Research LLC and ChromaDex Analytics, Inc.) had approximately 110 employees, all of whom were full-time. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Financial Information about Geographic Areas

Please refer to Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for financial information about geographic areas.

Available Information

Our Internet website address is www.chromadex.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission. This information is also available in print to any stockholder who requests it, with any such requests addressed to ChromaDex Corporation, 10900 Wilshire Blvd. Ste 600, Los Angeles, CA 90024. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $32.1 million and $33.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, our accumulated deficit was approximately $121.9 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of December 31, 2019, our cash and cash equivalents totaled approximately $18.8 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

The litigation is substantial and complex, and it has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The litigation may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us. If we are unsuccessful in resolving the litigation on favorable terms to us, we may be forced to pay compensatory and punitive damages and restitution for any royalty payments that we received from Elysium, which payments could materially harm our business, or be subject to other remedies, including injunctive relief. In addition, Elysium has not paid us approximately $2.7 million for previous purchase orders. We may not collect the full amount owed to us by Elysium, and as a result, we wrote off the full amount as uncollectible expense. We cannot predict the outcome of our litigation with Elysium, which could have any of the results described above or other results that could materially adversely affect our business.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.

One of our customers accounted for approximately 16% of our sales during the year ended December 31, 2019. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent COVID-19 outbreak.

Our financial condition and results of operations for fiscal year 2020 may be adversely affected by the recent COVID-19 (also known as coronavirus) outbreak. The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. A significant portion of our sales are to customers in Asia and we also have suppliers in Asia. In 2019, approximately 16% of our revenue was attributed to sales in the Asia region. Consequently, we are susceptible to factors adversely affecting this region. The effects could include restrictions on our ability to travel to support our customers or suppliers located in Asia, disruptions in our ability to distribute our products in the Asia region, and/or temporary closures of the facilities of our customers or suppliers. Disruption to the operations of our customers or suppliers would likely impact our sales and operating results. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

We acquire ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.

We acquire ingredients for a number of our products from suppliers outside of the United States.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, health epidemics affecting the region of such suppliers (including the coronavirus), nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from overseas.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, and Mark J. Friedman, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and General Counsel, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

In addition, we may never achieve technical feasibility under the supply agreement with Nestec Ltd., and therefore Nestec Ltd. may never commercialize a product using NIAGEN®.

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

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business.

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

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state actors. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR provides data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; respondingto data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the U.S. The GDPR imposes fines for breaches of data protection requirements and provides other remedies for parties who suffer harm as a result of a data breach. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (the “CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for penalties for violations, as well as other remedies for parties who suffer harm as a result of a data breach, which may increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (the “Credit Agreement”) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

The Credit Agreement contains affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants, in each case subject to limited exceptions.

There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the Credit Agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the Credit Agreement, which would require us to pay all amounts then outstanding. If we are unable to repay those amounts, Western Alliance Bank could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.  Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our federal net operating losses (“NOL”s) generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.

As of December 31, 2019, we had outstanding options for an aggregate of approximately 10.6 million shares of common stock at a weighted average exercise price of $3.89 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our amended and restated bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 1B.                       Unresolved Staff Comments

None.

Item 2.                          Properties

As of December 31, 2019, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with two years remaining on the lease, (ii) approximately 15,000 square feet of office space in Irvine, California with five months remaining on the lease, and (iii) approximately 10,000 square feet of space for research and development laboratory in Longmont, Colorado with four years remaining on the lease. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	Irvine, CA and Longmont, CO

We do not own any real estate. For the year ended December 31, 2019, our total annual rental expense was approximately $979,000.

Item 3.                          Legal Proceedings

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

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment. Elysium filed its opening supplemental brief on October 30, 2019, ChromaDex filed its opening supplemental brief on November 18, 2019, and Elysium filed a reply brief on November 27, 2019, and the court heard argument on January 13, 2020. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part. On ChromaDex’s motion, the court granted summary judgment in favor of ChromaDex on Elysium’s counterclaims for (i) breach of contract related to manufacturing NIAGEN® according to the defined standard, selling NIAGEN and ingredients that are substantially similar to pterostilbene to other customers, distributing the NIAGEN® product specifications, and failing to provide information concerning the quality and identity of NIAGEN®, and (ii) breach of the implied covenant of good faith and fair dealing. The court denied summary judgment on Elysium’s counterclaims for (i) fraudulent inducement of the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (ii) patent misuse, and (iii) unjust enrichment. On Elysium’s motion, the court granted summary judgment in favor of Elysium on ChromaDex’s claim for damages related to $110,000 in avoided costs arising from documents that Elysium used in violation of the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”). The court denied summary judgment on Elysium’s counterclaim for breach of contract related to certain refunds or credits to Elysium. The court also denied summary judgment on ChromaDex’s breach of contract claim against Morris and claims for disgorgement of $8.3 million in Elysium’s resale profits, $600,000 for a price discount received by Elysium, and $684,781 in Morris’s compensation.

Following the court’s January 16, 2020 order, the claims that ChromaDex, Inc. presently asserts in the California Action, among other allegations, are that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the NIAGEN® Supply Agreement, by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN®, (iii) Defendants willfully and maliciously misappropriated ChromaDex, Inc. trade secrets concerning its ingredient sales business under both the California Uniform Trade Secrets Act and the Federal Defend Trade Secrets Act, (iv) Morris breached two confidentiality agreements he signed by improperly stealing confidential ChromaDex, Inc. documents and information, (v) Morris breached his fiduciary duty to ChromaDex, Inc. by lying to and competing with ChromaDex, Inc. while still employed there, and (vi) Elysium aided and abetted Morris’s breach of fiduciary duty. ChromaDex, Inc. is seeking damages and interest for Elysium’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement and Morris’s alleged breaches of his confidentiality agreements, compensatory damages and interest, punitive damages, injunctive relief, and attorney’s fees for Defendants’ alleged willful and malicious misappropriation of ChromaDex, Inc.’s trade secrets, and compensatory damages and interest, disgorgement of all benefits received, and punitive damages for Morris’s alleged breach of his fiduciary duty and Elysium’s aiding and abetting of that alleged breach.

The claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, (ii) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement, (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) ChromaDex, Inc. was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse.

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020.

(B) Patent Office Proceedings

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1 and 3-5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB was required to include claim 2 in the trial of the inter partes review. The matter was heard on October 2, 2018. The PTAB issued its written decision on January 16, 2019, upholding claim 2 of the ’086 Patent which relates to the use of isolated NR in a pharmaceutical composition as valid. Elysium is now prevented from raising invalidity arguments against the ’086 Patent in the ongoing patent litigation in Delaware that it brought or could have brought before the PTAB in its inter partes review. Elysium appealed the PTAB’s decision with respect to claim 2 on March 6, 2019. A cross-appeal with respect to claims 1 and 3–5 was filed on March 20, 2019. Elysium filed its opening brief on June 17, 2019. Dartmouth moved to voluntarily dismiss its cross-appeal on August 14, 2019. The motion was granted on August 18, 2019. Dartmouth’s response brief was filed on August 28, 2019. Elysium’s reply brief was filed on October 9, 2019. Oral argument on Elysium’s appeal was heard on March 5, 2020. On March 6, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s decision, rejecting Elysium's attempt to invalidate claim 2 of the '086 patent.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On July 1, 2019, Elysium Health filed further amended counterclaims, adding new claims under the Copyright Act §§ 106 & 501. On February 9, 2020, ChromaDex, Inc. filed a motion for leave to amend its complaint to add additional claims against Elysium Health for false advertising and unfair competition. On February 10, 2020, Elysium Health filed a motion for leave to amend its counterclaims to identify allegedly false and misleading statements in ChromaDex’s advertising. Those motions remain pending and the parties are currently in discovery.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ’807 Patent and the ’086 Patent before the Patent Trial and Appeal Board (“PTAB”) and (2) the outcome of the litigation in the California Action. ChromaDex, Inc. filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex, Inc. argued that given claim 2 of the ’086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex, Inc. argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ’086 Patent, proving right ChromaDex, Inc.’s prediction, ChromaDex, Inc. informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020.

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

The Company is unable to predict the outcome of this matter and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the Utah Lanham Act action because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

PART II

Item 5.                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 25, 2016, our common stock has been traded on The Nasdaq Capital Market (“NASDAQ”) under the symbol “CDXC.” On March 3, 2020, the closing sale price was $3.60.

Holders of Our Common Stock

As of March 3, 2020, we had approximately 51 registered holders of record of our common stock.

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

Overview

ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively, the “Company” “ChromaDex” or, in the first person as “we” “us” and “our”) are a science-based integrated nutraceutical company devoted to improving the way people age. ChromaDex scientists partner with leading universities and research institutions worldwide to discover, develop and create solutions to deliver the full potential of nicotinamide adenine dinucleotide ("NAD") and its impact on human health. Our flagship ingredient, NIAGEN® nicotinamide riboside, a precursor to NAD sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as intellectual property protection. The Company also has analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.

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

As of December 31, 2019, cash and cash equivalents totaled approximately $18.8 million. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital in the next twelve months, both to meet its projected operating plans after the next twelve months and/or to fund its longer term strategic objectives.

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

Results of Operations

Our losses per basic and diluted share were $0.56 and $0.61 for the twelve-month periods ended December 31, 2019 and December 31, 2018, respectively. Over the next two years, we plan to continue to increase marketing, research and development efforts for our flagship ingredient, NIAGEN® nicotinamide riboside, and our consumer branded product TRU NIAGEN®.

(In thousands)	Twelve months ending
	Dec. 31, 2019	Dec. 31, 2018
Sales	$46,291	$31,557
Cost of sales	20,522	15,502
Gross profit	25,769	16,055
Operating expenses -Sales and marketing	18,216	16,537
-Research and development	4,420	5,478
-General and administrative	34,308	27,137
-Other	125	75
Nonoperating -Interest expense, net	(847)	(79)
-Other	-	(65)
Net loss	$(32,147)	$(33,316)

Net Sales. Net sales consist of gross sales less discounts and returns.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change
Net sales:
Consumer Products	$36,075	$18,451	96%
Ingredients	6,196	8,565	-28%
Analytical reference standards and services	4,020	4,541	-11%

Total net sales	$46,291	$31,557	47%

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

●
The decrease in sales for the analytical reference standards and services segment is primarily due to decreased sales of analytical reference standards.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
(In thousands)	December 31, 2019		December 31, 2018
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$14,550	40%	$7,222	39%
Ingredients	2,980	48%	4,831	56%
Analytical reference standards and services	2,992	74%	3,449	76%

Total cost of sales	$20,522	44%	$15,502	49%

The cost of sales, as a percentage of net sales, decreased 5%.

●
The cost of sales, as a percentage of net sales, for the consumer products segment increased 1%. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® consumer product sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 8%. The ingredient segment recorded higher margins compared to the last year as we focus on fewer ingredients with higher profit margins. Also, in 2018, we had an inventory write off of approximately $442,000.

●
The cost of sales, as a percentage of net sales for the analytical reference standards and services segment decreased 2%. In 2019, we focused on sale of reference standards and services with higher profit margins.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change
Gross profit:
Consumer Products	$21,525	$11,229	92%
Ingredients	3,216	3,734	-14%
Analytical reference standards and services	1,028	1,092	-6%

Total gross profit	$25,769	$16,055	61%

●
The consumer products segment posted gross profit of $21.5 million in 2019. The Company expects the sales and gross profit for consumer products segment to continue to grow over the next twelve months.

●
The decreased gross profit for the ingredients segment was largely due to a decrease in sales as the Company transitions from an ingredient company to a consumer driven nutraceutical company.
●
The decreased gross profit for the analytical reference standards and services segment is largely due to the decreased sales.

Operating Expenses – Sales and Marketing. Sales and Marketing Expenses consist of salaries, advertising and marketing expenses.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change
Sales and marketing expenses:
Consumer Products	$17,343	$15,063	15%
Ingredients	245	727	-66%
Analytical reference standards and services	628	747	-16%

Total sales and marketing expenses	$18,216	$16,537	10%

●
For the consumer products segment, the Company has increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs. The Company plans to continue to invest in building out our own global branded consumer product business.
●
For the ingredients segment, the decrease in 2019 is largely due to decreased marketing efforts as the Company shifts towards consumer products.

●
For the analytical reference standards and services segment, the decrease is mainly due to decreased sales and marketing efforts.

Operating Expenses – Research and Development. Research and Development Expenses consist of clinical trials and process development expenses.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change
Research and development expenses:
Consumer Products	$3,699	$3,852	-4%
Ingredients	721	1,626	-56%

Total research and development expenses	$4,420	$5,478	-19%

●
In 2017, we began allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses – General and Administrative. General and Administrative Expenses consist of general company administration, IT, accounting and executive management expenses.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change

General and administrative	$34,308	$27,137	26%

The following expenses contributed to the increase in general and administrative expenses in 2019:

●
An increase in bad debt expense. Our bad debt expense increased to approximately $2.2 million in 2019 compared to an insignificant amount in 2018. This is due to recording a write off $2.2 million related to trade receivable from Elysium Health by increasing the allowance from $0.5 million to the entire trade receivable balance of $2.7 million. We placed a reserve for the entire outstanding balance as it was no longer deemed collectible.

●
An increase in legal expenses. Our legal expenses increased to approximately $11.3 million in 2019 compared to approximately $9.8 million in 2018. The ongoing litigation with Elysium and our increased efforts to file and maintain patents related to the proprietary ingredient technologies were the main reasons for the increase in legal expenses.

●
An increase in royalties we pay to patent holders. Our royalty expense increased to approximately $2.6 million in 2019, compared to approximately $1.6 million in 2018. The increases are due to increased sales for licensed products in 2019.

Nonoperating – Interest Expense, net. Interest expense, net consists of interest earned from bank deposit accounts less interest expenses from convertible notes, the line of credit arrangement and finance leases.

	Twelve months ending
(In thousands)	December 31, 2019	December 31, 2018	Change

Interest expense, net	$847	$79	972%

●
In 2019, the Company recorded debt discounts of approximately $0.8 million in connection with the issuance of convertible promissory notes in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The debt discounts have been amortized as interest expense using the effective interest method.

Depreciation and Amortization. For the twelve-month period ended December 31, 2019, we recorded approximately $0.8 million in depreciation compared to approximately $0.6 million for the twelve-month period ended December 31, 2018. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized. In the twelve-month period ended December 31, 2019, we recorded amortization on intangible assets of approximately $0.2 million compared to approximately $0.2 million for the twelve-month period ended December 31, 2018.

Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019 and December 31, 2018, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for each of 2019 and 2018. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Net cash used in operating activities. Net cash used in operating activities for the twelve-month period ended December 31, 2019 was approximately $20.4 million as compared to approximately $20.9 million for the twelve-month period ended December 31, 2018. Along with the net loss, an increase inventories was the largest use of cash during the twelve-month period ended December 31, 2019. Net cash used in operating activities for the twelve-month period ended December 31, 2018 also largely reflects an increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities. Net cash used in investing activities was approximately $0.2 million for the twelve-month period ended December 31, 2019, compared to approximately $1.8 million for the twelve-month period ended December 31, 2018. Net cash used in investing activities for the twelve-month period ended December 31, 2018, mainly consisted of purchases of leasehold improvements and equipment, offset by proceeds from disposal of assets held at escrow. Net cash used in investing activities for the twelve-month period ended December 31, 2018, mainly consisted of purchases of leasehold improvements and equipment and intangible assets, as well as a long-term related party investment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was approximately $16.9 million for the twelve-month period ended December 31, 2019, compared to approximately $90,000 used for the twelve-month period ended December 31, 2018. Net cash provided by financing activities for 2019 mainly consisted of proceeds from issuances of our common stock, sale of convertible notes and exercise of stock options, offset by principal payments on finance leases. Net cash used in financing activities for 2018 primarily consisted of repurchase of common stock and principal payments on finance leases, partially offset by proceeds from exercise of stock options.

Trade Receivables. As of December 31, 2019, we had approximately $2.2 million in trade receivables as compared to approximately $4.4 million as of December 31, 2018.

Inventories. As of December 31, 2019, we had approximately $11.5 million in inventory, compared to approximately $8.2 million as of December 31, 2018. As of December 31, 2019, our inventory consisted of approximately $9.5 million of consumer products, approximately $1.4 million of bulk ingredients and approximately $0.6 million of phytochemical reference standards.  Consumer products inventory consists of TRU NIAGEN® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms.  These ingredients are used by our customers in the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries to manufacture their final products. Phytochemical reference standards are small quantities of plan-based compounds typically used to research an array of potential attributes or for quality control purposes.  The Company currently lists over 1,500 phytochemicals and 300 botanical reference materials in our catalog and holds a lot of these as inventory in small quantities, mostly in grams and milligrams.

Our normal operating cycle for reference standards is currently longer than one year. Due to the large number of different items we carry, certain groups of these reference standards have a sales frequency that is slower than others and varies greatly year to year. In addition, for certain reference standards, the cost saving is advantageous when purchased in larger quantities and we have taken advantage of such opportunities when available. Such factors have resulted in an operating cycle to be more than one year on average. The Company gains competitive advantage through the broad offering of reference standards and it is critical for the Company to continue to expand its library of reference standards it offers for the growth of business. Nevertheless, the Company has made changes in its reference standards inventory purchasing practice, which the management believes will result in an improved turnover rate and shorter operating cycle without impacting our competitive advantage.

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

We strive to optimize our supply chain as we constantly search for better and more reliable sources and suppliers. By doing so, we believe we can lower the costs of our inventory and yield higher gross profit. In addition, we are working with our suppliers and partners to develop more efficient manufacturing methods, in an effort to lower the costs of our inventory.

Accounts Payable. As of December 31, 2019, we had $9.6 million in accounts payable compared to approximately $9.5 million as of December 31, 2018.

Liquidity and Capital Resources

For the twelve-month periods ended December 31, 2019, and December 31, 2018, the Company has incurred losses from operations of approximately $31.3 million and $33.2 million, respectively. Net cash used in operating activities for the twelve-month periods ended December 31, 2019, and December 31, 2018, was approximately $20.4 million and $20.9 million, respectively. The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, primarily through the issuance of common stock in private placements.

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

As of December 31, 2019, the cash and cash equivalents totaled approximately $18.8 million. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans after the next twelve months and/or to fund its longer term strategic objectives.

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

Off-Balance Sheet Arrangements

During the fiscal years ended December 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2019:

	Payments due by period
(In thousands)	Total	2020	2021	2022	2023	2024

Operating leases	$1,610	$690	$614	$138	$143	$25
Finance leases	290	272	18	-	-	-
Purchase obligations	11,520	11,520	-	-	-	-
Total	$13,420	$12,482	$632	$138	$143	$25

Operating leases. We lease our offices and research facilities in California and Colorado under operating lease agreements that expire at October 2021 and February 2024, respectively. We make monthly payments on these leases.

Finance leases. We lease equipment and computer software under finance lease obligations with a term of typically two to four years. We make monthly installment payments for these leases.

Purchase obligations. We enter into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, advertising, research and development, and laboratory supplies.

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

Our significant accounting policies are described in Note 3 of the Financial Statements, set forth in Item 8 of this Form 10-K.

Item 7A.                        Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.                           Financial Statements and Supplementary Data

The financial statements are set forth in the pages listed below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ChromaDex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 10, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”).

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY
March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
ChromaDex Corporation

Opinion on Internal Control over Financial Reporting

We have audited ChromaDex Corporation's (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 10, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum llp

New York, NY
March 10, 2020

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets
December 31, 2019 and December 31, 2018
(In thousands, except per share data)

	Dec. 31, 2019	Dec. 31, 2018
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$18,812	$22,616
Trade receivables, net of allowances of $2.8 million and $0.5 million, respectively;
Receivables from Related Party: $0.8 million and $0.7 million, respectively	2,175	4,359
Contract assets	-	56
Receivable held at escrow, net of allowance of $0.1 million	-	677
Inventories	11,535	8,249
Prepaid expenses and other assets	996	577
Total current assets	33,518	36,534

Leasehold Improvements and Equipment, net	3,765	3,585
Intangible Assets, net	1,311	1,547
Right of Use Assets	891	-
Other Long-term Assets	762	566

Total assets	$40,247	$42,232

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,626	$9,548
Accrued expenses	4,415	4,444
Current maturities of operating lease obligations	595	-
Current maturities of finance lease obligations	258	173
Contract liabilities and customer deposits	169	275
Total current liabilities	15,063	14,440

Deferred Revenue	3,873	-
Operating Lease Obligations, Less Current Maturities	848	-
Finance Lease Obligations, Less Current Maturities	18	137
Deferred Rent	-	477

Total liabilities	19,802	15,054

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding December 31, 2019 59,562 shares and
December 31, 2018 55,089 shares	60	55
Additional paid-in capital	142,285	116,876
Accumulated deficit	(121,900)	(89,753)
Total stockholders' equity	20,445	27,178

Total liabilities and stockholders' equity	$40,247	$42,232

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2019 and December 31, 2018
(In thousands, except per share data)

	2019	2018

Sales, net	$46,291	$31,557
Cost of sales	20,522	15,502

Gross profit	25,769	16,055

Operating expenses:
Sales and marketing	18,216	16,537
Research and development	4,420	5,478
General and administrative	34,308	27,137
Other	125	75
Operating expenses	57,069	49,227

Operating loss	(31,300)	(33,172)

Nonoperating expense:
Interest expense, net	(847)	(79)
Other	-	(65)
Nonoperating expenses	(847)	(144)

Net loss	(32,147)	(33,316)

Basic and diluted loss per common share:	$(0.56)	$(0.61)

Basic and diluted weighted average common shares outstanding	57,056	55,006

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2019 and December 31, 2018
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 30, 2017	54,697	$55	$110,380	$(56,601)	$53,834

Adjustment to retained earnings:
cumulative effect of initially applying ASC 606	-	-	-	164	164

Exercise of stock options	132	-	529	-	529

Repurchase of common stock	(75)	-	(404)	-	(404)

Vested restricted stock	2	-	-	-	-

Share-based compensation	333	-	6,371	-	6,371

Net loss	-	-	-	(33,316)	(33,316)

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$27,178

Issuance of common stock, net of offering costs of $0.2 million	1,568	2	6,770	-	6,772

Issuance of common stock for conversion of debt and accrued interest	2,267	2	10,121		10,123

Debt discount to covertible notes	-	-	282	-	282

Exercise of stock options	427	1	1,064	-	1,065

Exercise of of warrants	44	-	-	-	-

Share-based compensation	167	-	7,172	-	7,172

Net loss	-	-	-	(32,147)	(32,147)

Balance, December 31, 2019	59,562	$60	$142,285	$(121,900)	$20,445

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and December 31, 2018
(In thousands)

	2019	2018

Cash Flows From Operating Activities
Net loss	$(32,147)	$(33,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	762	607
Amortization of intangibles	246	235
Amortization of right of use assets	515	-
Share-based compensation	7,172	6,371
Allowance for doubtful trade receivables	2,228	(132)
Loss from disposal of equipment	7	1
Amortization of convertible notes issuance costs and discount	846	-
Non-cash financing costs	134	70
Other Non-cash expense	-	65
Changes in operating assets and liabilities:
Trade receivables	(44)	1,111
Contract assets	56	-
Inventories	(3,286)	(2,453)
Prepaid expenses and other assets	(247)	65
Accounts payable	78	5,829
Accrued expenses	103	668
Deferred revenue	3,873	-
Customer deposits and other	(106)	69
Payments on operating leases	(629)	-
Deferred rent	-	2
Due to officer	-	(100)
Net cash used in operating activities	(20,439)	(20,908)

Cash Flows From Investing Activities
Proceeds from disposal of assets held at escrow	553	-
Purchases of leasehold improvements and equipment	(743)	(1,321)
Purchases of intangible assets	(10)	(131)
Investment in other long-term assets	(49)	(323)
Net cash used in investing activities	(249)	(1,775)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	6,772	-
Proceeds from sale of convertible notes	10,000	-
Payment of convertible notes issuance costs	(565)	-
Payment of debt issuance costs	(113)	(19)
Proceeds from exercise of stock options	1,066	529
Repurchase of common stock	-	(404)
Principal payments on finance leases	(276)	(196)
Net cash provided by (used in) financing activities	16,884	(90)

Net decrease in cash	(3,804)	(22,773)

Cash Beginning of Year, including restricted cash of $0.2 million for 2019	22,616	45,389

Cash Ending of Year, including restricted cash of $0.2 million for both 2019 and 2018	$18,812	$22,616

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$33	$41

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings - cumulative effect of initially applying ASC 606	$-	$164
Finance lease obligation incurred on licensing fees	$99	$-
Right of use assets transferred	$62	$-
Operating lease obligation transferred	$65	$-

Supplemental Schedule of Noncash Investing Activity
Finance lease obligation incurred for purchase of software	$143	$-
Operating lease obligation incurred for tenant improvement credit received	$64	$-

Supplemental Schedule of Noncash Financing Activity
Issuance of common stock for conversion of debt and accrued interest	$10,123	$-

See Notes to Consolidated Financial Statements.

Note 1.                                  Nature of Business

ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively, the “Company” or, in the first person as “we” “us” and “our”) are a science-based integrated nutraceutical company devoted to improving the way people age. The Company's scientists partner with leading universities and research institutions worldwide to discover, develop and create solutions to deliver the full potential of nicotinamide adenine dinucleotide and its impact on human health. Its flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as intellectual property protection. The Company also has analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.

Note 2.                                  Liquidity

The Company has incurred a net loss of approximately $32.1 million for the year ended December 31, 2019, and net loss of approximately $33.3 million for the year ended December 31, 2018. As of December 31, 2019, cash and cash equivalents totaled approximately $18.8 million, which includes restricted cash of approximately $0.2 million.

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

Note 3.                                  Significant Accounting Policies

Significant accounting policies are as follows:

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company's fiscal year ends on December 31.

Adopted Accounting Standards in Fiscal 2019:

Effective the first day of fiscal year 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASU 2016-02 applying the modified retrospective approach. For leases with a term of 12 months or less, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company’s leased assets and corresponding liabilities exclude non-lease components.

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

Effective the first day of fiscal year 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Among others, Part I of ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company recognizes the value of a down round feature only when it is triggered and the strike price has been adjusted downward.

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

The Company accounts for shipping and handling activities performed as cost of sales under a fulfillment cost and any fee received for shipping and handling as part of the transaction price and recognize revenue when control of the good transfers. Shipping and handling fees billed to customers included in net sales for the years ending December 31, 2019 and December 31, 2018 are as follows:

(In thousands)	2019	2018
Shipping and handling fees billed	$360	$287

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Restricted cash: The Company classifies cash as restricted if the withdrawal or its usage is restricted for more than three months. In connection with a lease amendment entered on November 9, 2018 to lease additional office space located in Los Angeles, California through October 2021, the Company delivered a letter of credit issued by a bank to the landlord in the amount of $0.2 million. The issuing bank required a collateral for the letter of credit and the Company made a deposit covering the letter of credit amount with the issuing bank. The letter of credit expires on October 18, 2020.

Trade accounts receivable, net: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance amounts for the periods ended December 31, 2019 and December 31, 2018 are as follows:

(In thousands)	2019	2018
Allowances Related to
Elysium Health	$2,733	$500
Other Allowances	31	37
	$2,764	$537

Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Credit risk: Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. For cash and cash equivalents, the Company has them either in a form of bank deposits or highly liquid debt instruments in investment-grade pursuant to the Company's investment policy. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2019, we held a total deposit of approximately $10.8 million with one institution and $7.7 million with another institution which exceeded the FDIC limit. We, however, believe we have very little credit risk exposure for our cash and cash equivalents. Our trade receivables are derived from sales to our customers. We assess credit risk of our customers through quantitative and qualitative analysis. From this analysis, we establish credit limits and manage the risk exposure. We, however, incur credit losses due to bankruptcy or other failure of the customer to pay.

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

Leasehold improvements and equipment, net: Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment. Depreciation on equipment under finance lease is included with depreciation on owned assets. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2016 to 2019, which statutes expire in 2020 to 2023, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2019, the Company has no liability for unrecognized tax benefits.

Research and development costs: Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place.   Advertising expense for the periods ended December 31, 2019 and December 31, 2018 were approximately $6,689,000 and $8,764,000, respectively.

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

Recent accounting standards: In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) CECL impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 4.                                  Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended December 31, 2019 and December 31, 2018.

	Years Ended
(In thousands, except per share data)	2019	2018

Net loss	$(32,147)	$(33,316)

Basic and diluted loss per common share	$(0.56)	$(0.61)

Basic and diluted weighted average common shares outstanding (1):	57,056	55,006

Potentially dilutive securities (2):
Stock options	10,551	9,089
Warrants	-	204

(1) Includes approximately 0.2 million shares of restricted stock for each of the years 2019 and 2018, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5.                                  Inventory

The amounts of major classes of inventory for the periods ended December 31, 2019 and December 31, 2018 are as follows:

(In thousands)	2019	2018
Bulk ingredients	$1,364	$2,254
Reference standards	635	751
Consumer Products - Finished Goods	4,877	2,450
Consumer Products - Work in Process	4,659	2,794
	$11,535	$8,249

Note 6.                                  Intangible Assets

Intangible assets consisted of the following:

(In thousands)	2019	2018	Weighted Average Total Amortization Period

Healthspan Research LLC Acquisition	$1,346	$1,346	10 years
License agreements and other	1,635	1,625	9 years
Less accumulated depreciation	(1,670)	(1,424)
	$1,311	$1,547

Amortization expenses on amortizable intangible assets included in the consolidated statement of operations for the years ended December 31, 2019 and December 31, 2018 were approximately $246,000 and $235,000, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands) Years ending December:
2020	$242
2021	223
2022	186
2023	157
2024	153
Thereafter	350
$1,311

Note 7.                                  Leasehold Improvements and Equipment, Net

Leasehold improvements and equipment consisted of the following:

(In thousands)	2019	2018	Useful Life

Laboratory equipment	$2,859	$2,755	10 years
Leasehold improvements	2,320	2,127	Lesser of lease term or estimated useful life
Computer equipment	1,104	604	3 to 5 years
Furniture and fixtures	201	143	7 to 10 years
Construction in progress	71	7
	6,555	5,636
Less accumulated depreciation	2,790	2,051
	$3,765	$3,585

Depreciation expenses on leasehold improvements and equipment included in the consolidated statement of operations for the years ended December 31, 2019 and December 31, 2018 were approximately $0.8 million and $0.6 million, respectively.

Note 8.                                  Leases

Operating Leases

As of December 31, 2019, the Company had operating lease assets in right of use assets of approximately $0.9 million and corresponding operating lease liabilities of approximately $1.4 million. For the year ended December 31, 2019, the following were expenses incurred in connection with operating leases:

(In thousands)	For the Year Ended Dec. 31, 2019
Operating leases
Operating lease expense	$663
Variable lease expense	246
Operating lease expense	909
Short-term lease rent expense	70
Total expense	$979

At Dec. 31, 2019
Weighted-average remaining lease term (years) – operating leases	1.9
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of December 31, 2019 are as follows:

(In thousands)
Year Ending December 31, 2020	$690
Year Ending December 31, 2021	614
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Year Ending December 31, 2024	25
Total	1,610
Less present value discount	167
Operating lease liabilities	1,443
Less current portion	595
Long-term obligations under operating leases	$848

Finance Leases

As of December 31, 2019 and December 31, 2018, the Company had finance lease assets in equipment assets of approximately $0.7 million and $0.7 million, respectively and corresponding finance lease liabilities of approximately $0.3 million and $0.3 million, respectively. For the years ended December 31, 2019 and December 31, 2018, following were expenses incurred in connection with finance leases:

	For the Year Ended Dec. 31, 2019	For the Year Ended Dec. 31, 2018

(In thousands)
Finance leases
Amortization of equipment assets	$83	$87
Interest on lease liabilities	33	41
Total expenses	$116	$128

At Dec. 31, 2019
Weighted-average remaining lease term (years) – finance leases	0.9
Weighted-average discount rate – finance leases	8.9%

Minimum future lease payments under finance leases as of December 31, 2019 are as follows:

(In thousands)
Year Ending December 31, 2020	$272
Year Ending December 31, 2021	18
Total	290
Less present value discount	14
Finance lease liabilities	276
Less current portion	258
Long-term obligations under finance leases	$18

Note 9.                                  Line of Credit

On November 12, 2019, the Company entered into a business financing agreement with Western Alliance Bank (the “Credit Agreement”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $7.0 million, subject to the terms and conditions of the Credit Agreement. As of December 31, 2019, the Company did not have any outstanding loan payable from this line of credit arrangement.

The interest rate as of December 31, 2019 was 6.25%. The interest rate is calculated at a floating rate per month equal to (a) the greater of (i) 4.75% per year or (ii) the Prime Rate published by The Wall Street Journal, plus (b) 1.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on November 12, 2021.

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

Debt Issuance Costs

The Company incurred debt issuance costs of approximately $0.1 million in connection with this line of credit arrangement and had an unamortized balance of approximately $0.1 million as of December 31, 2019. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.

Note 10.                                  Deferred Revenue

In December 2018, the Company entered into a supply agreement with Nestec Ltd. (“Nestlé”), pursuant to which Nestlé is the exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, the Company received an upfront fee of $4.0 million in January 2019. The Company determined that the $4.0 million upfront fee is treated as advance payment for future goods or services and to utilize the output method to recognize the upfront fee as revenue as the product is delivered to Nestlé. In utilizing the output method, the Company estimated total delivery volume to Nestlé over the course of the supply agreement.

Revenue recognized from deferred revenue was as follows:

	Year ending		At	At
(In thousands)	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018

Revenue recognized from deferred revenue	$127	$-
Deferred Revenue Balance			$3,873	$-

Note 11.                                  Income Taxes

At December 31, 2019 and December 31, 2018, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rates of 0% for both years 2019 and 2018. At December 31, 2019 and December 31, 2018, we recorded a valuation allowance of $30.3 million and $21.9 million, respectively. The valuation allowance increased by $8.4 million during 2019.

A reconciliation of income taxes computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2019	2018

Federal income tax expense at statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(6.4)%	(6.6)%
Permanent differences	1.1%	1.1%
Changes of state net operating losses	0.3%	(0.5)%
Change in stock options and restricted stock	(0.2)%	0.0%
Change in valuation allowance	26.2%	27.1%
Other	0.0%	(0.1)%
Effective tax rate	0.0%	0.0%

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2019 and December 31, 2018:

(In thousands)	2019	2018

Deferred tax assets:
Net operating loss carryforward	$24,233	$17,957
Stock options and restricted stock	3,988	2,654
Interest expense	278	-
Inventory reserve	353	222
Allowance for doubtful accounts	758	168
Accrued expenses	689	831
Deferred revenue	-	19
Leasehold improvements and equipment	14	4
Intangibles	66	46
Operating leases	152	168
	30,531	22,069
Less valuation allowance	(30,313)	(21,932)
	218	137

Deferred tax liabilities:
Prepaid expenses	(218)	(137)
	(218)	(137)

	$-	$-

As of December 31, 2019, the Company has tax net operating loss carryforwards for federal and state income tax purposes of approximately $91.4 million and $79.4 million, respectively which begin to expire in the year ending December 31, 2023 and 2022, respectively. The federal net operating loss carryforward of $51.4 million from 2019 and 2018 can be carried forward indefinitely but is limited to 80% of taxable income.

Under the Internal Revenue Code of 1986, as amended (the “Code”), certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company has determined that the stock issued in the year of 2019 did not create a change in control under the Section 382 of the Code. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The Tax Cuts and Jobs Act created new Section 951A, which set forth a new set of tax rules affecting U.S. shareholders of controlled foreign corporations (“CFCs”). Section 951A defined a new category of income, global intangible low-taxed income (“GILTI”), which must be included on the U.S. shareholder’s tax return as it is earned, regardless of when it is distributed (similar to subpart F income). This provision is effective for CFC tax years beginning after December 31, 2017. The Company has prepared the GILTI calculation for 2019 an there is no U.S. tax on GILTI for 2019 due to a loss.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years for income taxes. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2019 and December 31, 2018.

Note 12.                                  Related Party Transactions

Sale of consumer products

	Net sales Year ended Dec. 31, 2019	Net sales Year ended Dec. 31, 2018	Trade receivable at Dec. 31, 2019	Trade receivable at Dec. 31, 2018
A.S. Watson Group	$7.3 million	$2.9 million	$0.8 million	$0.7 million
Horizon Ventures	-	$0.4 million	-	-
Total	$7.3 million	$3.3 million	$0.8 million	$0.7 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 13.                        Contract Assets and Contract Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

(In thousands)	Dec. 31, 2018	Reductions (1)	Additions (2)	Transferred (3)	Dec. 31, 2019
Contract Assets	$56	$(301)	$331	$(86)	$-
Contract Liabilities - Open Projects (4)	101	(218)	272	(155)	-
Contract Liabilities - Other Customer Deposits (5)	174	(131)	126	-	169
Net Contract Assets (Liabilities)	$(219)	$48	$(67)	$69	$(169)

(1) For contract assets, the amount represents amount billed to the customer. For contract liabilities, the amount represents reductions for revenue recognized.

(2) For contract assets, the amount represents revenue recognized during the period using the cost-to-cost method. For contract liabilities, the amount represents advance payments received during the period.

(3) Effective November 1, 2019, the Company completed a spinoff of a regulatory consulting business unit, Spherix Consulting Group, Inc. ("Spherix"). The Company assigned to Spherix all existing consulting contracts and transferred related contract assets and liabilities.

(4) Contract liablities from ongoing consulting projects.

(5) Other customer deposts include payments received for orders not fulfilled and other advance payments.

For the years ended December 31, 2019 and December 31, 2018, we recognized revenues of approximately $143,000 and $95,000 related to our adjusted contract liabilities at the beginning of the fiscal year 2019 and 2018, respectively.

Note 14.                        Share-Based Compensation

Stock Option Plans

At the discretion of the Company’s board of directors (the “Board of Directors”) or compensation committee of the Board of Directors (the “Compensation Committee”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Board or Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance.

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved an amendment to the 2017 plan on June 22, 2018. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of December 31, 2019, under the 2017 Plan, the Company is authorized to issue stock options that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 2.9 million shares at December 31, 2019.

General Vesting Conditions

The stock option awards generally vest ratably over a three to four-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee, subject to approval by the Board of Directors.

The fair value of the Company’s stock options that are not market or performance based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years ended December 31, 2019 and December 31, 2018.

Year Ended December	2019	2018
Expected term	6 years	6 years
Volatility	67%	69%
Dividend Yield	0%	0%
Risk-free rate	2%	3%

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options. These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 30, 2017	5,467	$3.49	6.41		$13,101

Options Granted	3,071	4.29	10.00	$2.74
Options Exercised	(131)	4.02			$109
Options Expired	(245)	4.50
Options Forfeited	(139)	4.21
Outstanding at December 31, 2018	8,023	$3.75	7.11		$2,207

Options Granted	2,603	4.03	10.00	$2.46
Options Exercised	(402)	2.54			$389
Options Expired	(3)	4.50
Options Forfeited	(712)	3.89
Outstanding at December 31, 2019	9,509	$3.86	6.90		$6,315*

Exercisable at December 31, 2019	5,822	$3.75	5.60		$4,725*

*The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $4.31 on the last day of business for the year ended December 31, 2019.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 30, 2017	67	$1.89	5.08
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2018	67	$1.89	4.08
Options Granted	-	-
Options Exercised	(25)	1.89			$69
Options Forfeited	-	-
Outstanding at December 31, 2019	42	$1.89	3.08		$101

Exercisable at December 31, 2019	42	$1.89	3.08		$101

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $4.31 on the last day of business for the period ended December 31, 2019.

3) Market Based Stock Options

The Company also grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company's stock price. The following table summarizes market based stock options activity (in thousands except per share data and remaining contractual term):

Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 30, 2017	1,000	$4.24	9.76
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2018	1,000	$4.24	8.76
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2019	1,000	$4.24	7.76		$70

Exercisable at December 31, 2019	722	$4.24	7.76		$51

The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $4.31 on the last day of business for the period ended December 31, 2019.

Total Remaining Unamortized Compensation for Stock Options

As of December 31, 2019, there was approximately $8.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for stock options. That cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted (in thousands except per share fair value):

		Weighted Average
	Shares	Fair Value
Unvested shares at December 30, 2017	185	$3.28
Granted	-	-
Vested	(2)	5.28
Forfeited	-	-
Unvested shares at December 31, 2018	183	$3.25
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 31, 2019	183	$3.25

Expected to Vest as of December 31, 2019	183	$3.25

Performance Stock Awards

During the fiscal year 2019 and 2018, the Compensation Committee approved grants of 166,666 shares and 333,334 shares, respectively, of fully-vested restricted stock to Robert Fried, the Company’s Chief Executive Officer. The shares were granted pursuant to his employment agreement, which provided for the stock grants upon the achievement of certain performance goals. The expense recognized for the fiscal year 2019 and 2018 for the awarded shares were approximately $0.7 million and $1.3 million, respectively.

Share-based Compensation

Share-based compensation expenses for the years ended December 31, 2019 and December 31, 2018 were as follows:

	Year ending
(In thousands)	Dec. 31, 2019	Dec. 31, 2018
Share-based compensation expense
Cost of sales	$107	$85
Sales and marketing	731	346
Research and development	529	353
General and administrative	5,805	5,587

Total	$7,172	$6,371

Note 15.                        Stock Issuance and Conversion of Convertible Notes

Stock Issuance

On August 13, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell and issue an aggregate of $7.0 million of the Company’s common stock at a purchase price of $4.465 per share (the “Financing”). On August 15, 2019, the Company closed the Financing and issued approximately 1.6 million shares of its Common Stock. The Company received proceeds of $6.8 million, net of offering costs.

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

Along with the issuance cost of the Notes, the Company recorded a total of approximately $0.8 million as interest expense in amortization of debt discounts during the year ended December 31, 2019.

Debt Modification

On June 30, 2019, the Company and the Purchasers entered into an Omnibus Amendment to the Purchase Agreement and the Notes to (i) remove the restriction on the Company issuing common stock during the a certain restricted period and (ii) amend the Notes to extend the maturity date by 45 days from July 1, 2019 to August 15, 2019. The amendment to extend the maturity date for another 45 days to August 15, 2019 was recognized as a modification of the Notes.

Note 16.                        Warrants

The following table summarizes activity of warrants at December 31, 2019 and December 31, 2018 and changes during the years then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding and exercisable at December 30, 2017	470	$4.15	2.17
Warrants Issued	-	-
Warrants Exercised	-	-
Warrants Expired	(266)	4.50
Outstanding and exercisable at December 31, 2018	204	3.69	0.57
Warrants Issued	-	-
Warrants Exercised	(140)	3.19
Warrants Expired	(64)	4.80
Outstanding and exercisable at December 31, 2019	-	$-	-

Note 17.                        Commitments and Contingencies

Purchase obligations

The Company enters into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, research and development, and laboratory supplies. Minimum future payments under purchase obligations as of December 31, 2019 are as follows:

(In thousands) Fiscal year ending:
2020	$11,520
$11,520

Royalty

The Company has nine licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for royalty payments based on contractual minimums and expire at various dates from December 31, 2019 through an estimated year of 2037. Yearly minimum royalty payments including license maintenance fees range from $10,000 per year to $100,000 per year, however, these minimum payments escalate each year with a maximum of $150,000 per year. In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees for the years ended December 31, 2019 and December 31, 2018 were approximately $2.7 million and $1.7 million, respectively under these agreements. Minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands) Fiscal years ending:
2020	$342
2021	360
2022	361
2023	363
2024	364
$1,790

Operating lease guarantee

Effective November 1, 2019, the Company completed a spinoff of a regulatory consulting business unit, Spherix Consulting Group, Inc. (“Spherix”). As part of the spinoff transaction, the Company’s existing lease in Maryland was assigned from the Company to Spherix, whom assumed all rights, title, obligations, and interests in the lease. The Company remained a guarantor on the lease. The term on the lease expires in April 2021. Future minimum lease payments are approximately $46,000 in 2020 and $16,000 in 2021. If Spherix becomes insolvent, the Company may be obligated to pay these amounts. Based on the financial health of Spherix as of the transaction date, the Company does not believe it is probable it will have to make any performance on this guarantee.

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

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment. Elysium filed its opening supplemental brief on October 30, 2019, ChromaDex filed its opening supplemental brief on November 18, 2019, and Elysium filed a reply brief on November 27, 2019, and the court heard argument on January 13, 2020. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part. On ChromaDex’s motion, the court granted summary judgment in favor of ChromaDex on Elysium’s counterclaims for (i) breach of contract related to manufacturing NIAGEN® according to the defined standard, selling NIAGEN and ingredients that are substantially similar to pterostilbene to other customers, distributing the NIAGEN® product specifications, and failing to provide information concerning the quality and identity of NIAGEN®, and (ii) breach of the implied covenant of good faith and fair dealing. The court denied summary judgment on Elysium’s counterclaims for (i) fraudulent inducement of the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (ii) patent misuse, and (iii) unjust enrichment. On Elysium’s motion, the court granted summary judgment in favor of Elysium on ChromaDex’s claim for damages related to $110,000 in avoided costs arising from documents that Elysium used in violation of the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”). The court denied summary judgment on Elysium’s counterclaim for breach of contract related to certain refunds or credits to Elysium. The court also denied summary judgment on ChromaDex’s breach of contract claim against Morris and claims for disgorgement of $8.3 million in Elysium’s resale profits, $600,000 for a price discount received by Elysium, and $684,781 in Morris’s compensation.

Following the court’s January 16, 2020 order, the claims that ChromaDex, Inc. presently asserts in the California Action, among other allegations, are that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex, Inc. and Elysium (the “pTeroPure® Supply Agreement”), by failing to make payments to ChromaDex, Inc. for purchases of pTeroPure® and by improper disclosure of confidential ChromaDex, Inc. information pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the NIAGEN® Supply Agreement, by failing to make payments to ChromaDex, Inc. for purchases of NIAGEN®, (iii) Defendants willfully and maliciously misappropriated ChromaDex, Inc. trade secrets concerning its ingredient sales business under both the California Uniform Trade Secrets Act and the Federal Defend Trade Secrets Act, (iv) Morris breached two confidentiality agreements he signed by improperly stealing confidential ChromaDex, Inc. documents and information, (v) Morris breached his fiduciary duty to ChromaDex, Inc. by lying to and competing with ChromaDex, Inc. while still employed there, and (vi) Elysium aided and abetted Morris’s breach of fiduciary duty. ChromaDex, Inc. is seeking damages and interest for Elysium’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement and Morris’s alleged breaches of his confidentiality agreements, compensatory damages and interest, punitive damages, injunctive relief, and attorney’s fees for Defendants’ alleged willful and malicious misappropriation of ChromaDex, Inc.’s trade secrets, and compensatory damages and interest, disgorgement of all benefits received, and punitive damages for Morris’s alleged breach of his fiduciary duty and Elysium’s aiding and abetting of that alleged breach.

The claims that Elysium presently alleges in the California Action are that (i) ChromaDex, Inc. breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, (ii) ChromaDex, Inc. fraudulently induced Elysium into entering into the License Agreement, (iv) ChromaDex, Inc.’s conduct constitutes misuse of its patent rights, and (v) ChromaDex, Inc. was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium is seeking damages for ChromaDex, Inc.’s alleged breaches of the NIAGEN® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex, Inc. has engaged in patent misuse.

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020.

(B) Patent Office Proceedings

On July 17, 2017, Elysium filed petitions with the U.S. Patent and Trademark Office for inter partes review of U.S. Patents 8,197,807 (the “’807 Patent”) and 8,383,086 (the “’086 Patent”), patents to which ChromaDex, Inc. is the exclusive licensee. The Patent Trial and Appeal Board (“PTAB”) denied institution of the inter partes review for the ’807 Patent on January 18, 2018. On January 29, 2018, the PTAB granted institution of the inter partes review as to claims 1 and 3-5 and denied institution as to claim 2 of the ’086 Patent. Based upon a recent U.S. Supreme Court decision, and solely on a procedural basis, the PTAB was required to include claim 2 in the trial of the inter partes review. The matter was heard on October 2, 2018. The PTAB issued its written decision on January 16, 2019, upholding claim 2 of the ’086 Patent which relates to the use of isolated NR in a pharmaceutical composition as valid. Elysium is now prevented from raising invalidity arguments against the ’086 Patent in the ongoing patent litigation in Delaware that it brought or could have brought before the PTAB in its inter partes review. Elysium appealed the PTAB’s decision with respect to claim 2 on March 6, 2019. A cross-appeal with respect to claims 1 and 3–5 was filed on March 20, 2019. Elysium filed its opening brief on June 17, 2019. Dartmouth moved to voluntarily dismiss its cross-appeal on August 14, 2019. The motion was granted on August 18, 2019. Dartmouth’s response brief was filed on August 28, 2019. Elysium’s reply brief was filed on October 9, 2019. Oral argument on Elysium’s appeal was heard on March 5, 2020. On March 6, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s decision, rejecting Elysium's attempt to invalidate claim 2 of the '086 patent.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On July 1, 2019, Elysium Health filed further amended counterclaims, adding new claims under the Copyright Act §§ 106 & 501. On February 9, 2020, ChromaDex, Inc. filed a motion for leave to amend its complaint to add additional claims against Elysium Health for false advertising and unfair competition. On February 10, 2020, Elysium Health filed a motion for leave to amend its counterclaims to identify allegedly false and misleading statements in ChromaDex’s advertising. Those motions remain pending and the parties are currently in discovery.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ’807 Patent and the ’086 Patent before the Patent Trial and Appeal Board (“PTAB”) and (2) the outcome of the litigation in the California Action. ChromaDex, Inc. filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex, Inc. argued that given claim 2 of the ’086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex, Inc. argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ’086 Patent, proving right ChromaDex, Inc.’s prediction, ChromaDex, Inc. informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020.

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

The Company is unable to predict the outcome of this matter and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2019, ChromaDex, Inc. did not accrue a potential loss for the Utah Lanham Act action because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Note 18.                        Business Segmentation and Geographical Distribution

The Company has the following three reportable segments for the years ended December 31, 2019 and December 31, 2018:

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

Effective November 1, 2019, the Company completed a spinoff of Spherix, a regulatory consulting business unit. The net sales generated by Spherix for the years ended December 31, 2019 and December 31, 2018 were approximately $694,000 and $597,000, respectively.

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

Year ended	Consumer		Analytical Reference
December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$36,075	$6,196	$4,020	$-	$46,291
Cost of sales	14,550	2,980	2,992	-	20,522

Gross profit	21,525	3,216	1,028	-	25,769

Operating expenses:
Sales and marketing	17,343	245	628	-	18,216
Research and development	3,699	721	-	-	4,420
General and administrative	-	-	-	34,308	34,308
Other	-	-	-	125	125
Operating expenses	21,042	966	628	34,433	57,069

Operating income (loss)	$483	$2,250	$400	$(34,433)	$(31,300)

Year ended	Consumer		Analytical Reference
December 31, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$18,451	$8,565	$4,541	$-	$31,557
Cost of sales	7,222	4,831	3,449	-	15,502

Gross profit	11,229	3,734	1,092	-	16,055

Operating expenses:
Sales and marketing	15,063	727	747	-	16,537
Research and development	3,852	1,626	-	-	5,478
General and administrative	-	-	-	27,137	27,137
Other	-	-	-	75	75
Operating expenses	18,915	2,353	747	27,212	49,227

Operating income (loss)	$(7,686)	$1,381	$345	$(27,212)	$(33,172)

	Consumer		Analytical Reference
At December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,137	$2,135	$918	$25,057	$40,247

	Consumer		Analytical Reference
At December 31, 2018	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$7,407	$5,412	$1,213	$28,200	$42,232

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Year Ended December 31, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$36,075	$-	$-	$36,075
NIAGEN® Ingredient	-	4,879	-	4,879
Subtotal NIAGEN Related	$36,075	$4,879	$-	$40,954

Other Ingredients	-	1,317	-	1,317
Reference Standards	-	-	3,064	3,064
Consulting and Other	-	-	956	956
Subtotal Other Goods and Services	$-	$1,317	$4,020	$5,337

Total Net Sales	$36,075	$6,196	$4,020	$46,291

Year Ended December 31, 2018 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$18,451	$-	$-	$18,451
NIAGEN® Ingredient	-	5,169	-	5,169
Subtotal NIAGEN Related	$18,451	$5,169	$-	$23,620

Other Ingredients	-	3,396	-	3,396
Reference Standards	-	-	3,455	3,455
Consulting and Other	-	-	1,086	1,086
Subtotal Other Goods and Services	$-	$3,396	$4,541	$7,937

Total Net Sales	$18,451	$8,565	$4,541	$31,557

Revenues from international sources

Revenues from International Sources	Year ended Dec. 31, 2019	Year ended Dec. 31, 2018
Consumer Products Segment	$10.8 million	$4.2 million
Ingredients Segment	$0.6 million	$0.6 million
Analytical Reference Standards and Services Segment	$1.8 million	$1.7 million
Total	$13.2 million	$6.5 million

*International sources include Europe, North America, South America, Asia and Oceania.

Long-lived assets

The Company’s long-lived assets are located within the United States.

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Years Ended
Major Customers	2019	2018

A.S. Watson Group - Related Party	15.8%	*
Life Extension	*	10.0%

* Represents less than 10%.

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At December 31, 2019	At December 31, 2018

A.S. Watson Group - Related Party	39.0%	15.9%
Life Extension	27.4%	*
Elysium Health (1)	*	51.2%

* Represents less than 10%.

(1) There is ongoing litigation with Elysium Health.

Disclosure of major vendors

Major vendors who accounted for more than 10% of the Company's total accounts payable were as follows:

	Percentage of the Company's Total Accounts Payable
Major Vendors	At December 31, 2019	At December 31, 2018

Vendor A	43.1%	36.8%
Vendor E	*	13.2%

* Represents less than 10%.

Note 19.                        Subsequent Events

Subsequent to the year ended December 31, 2019, the Company entered into a separation agreement with Lisa Bratkovich, the Company’s former Chief Marketing Officer. Pursuant to the terms of the agreement, Ms. Bratkovich will receive (a) continuation of her base salary for 12 months for a total of approximately $350,000, (b) accelerated vesting of approximately 94,000 stock options that would have otherwise become vested by the one-year anniversary of the termination date and a period of three years after the termination date to exercise any vested stock options and (c) payment of COBRA group health insurance premiums for up to 12 months.

Item 9.                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

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
2.1
Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008) (1)

2.2
Asset Purchase Agreement, dated as of August 21, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)*(2)

2.3
Amendment to Asset Purchase Agreement, dated as of September 5, 2017, by and among Covance Laboratories Inc., ChromaDex, Inc., ChromaDex Analytics, Inc., and ChromaDex Corporation (incorporated by reference to, and filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 9, 2017)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2
Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.3	Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)
3.4
Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

4.6	Description of Common Stock of the Registrant❖

10.1
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference to, and filed as Appendix B to the Registrant’s Current Definitive Proxy Statement on Schedule 14A (File No. 000-53290) filed with the Commission on May 4, 2010)(1)+

10.2
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.3
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.4
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.5
Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.6
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on May 18, 2010)*

10.7
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 11, 2011)*

10.8
Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 13, 2015)*

10.9
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 10, 2011)*

10.10
Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 10, 2011)*

10.11
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 6, 2014)*

10.12
Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.13
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.14
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.15
Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.16
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.17
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 12, 2014)*

10.18
First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.19
License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.40 to the Registrant’s Annual report on Form 10-K (File No. 000-53290) filed with the Commission on March 19, 2015)*

10.20
First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.7 to the Registrant’s Quarterly report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.21
Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 20, 2016)

10.22
Supply Agreement, effective as of February 3, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 12, 2016)*

10.23
Supply Agreement, effective as of June 26, 2014, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 12, 2016)*

10.24
Amendment to Supply Agreement, effective as of February 19, 2016, between Elysium Health, Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 12, 2016)*

10.25
Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on December 16, 2016)+

10.26
Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on August 9, 2018)+

10.27
Membership Interest Purchase Agreement effective as of March 12, 2017, by and among Robert Fried, Charles Brenner, Jeffrey Allen and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)

10.28
Form of Restricted Stock Award Agreement for Robert Fried (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)+

10.29
Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.30
ChromaDex Corporation 2017 Equity Incentive Plan, as amended, and Form of Option Grant Notice, Form of Option Agreement, Form of Restricted Stock Award Grant Notice, Form of Restricted Stock Award Agreement, Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement thereunder (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.31
Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.32
First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.33
Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.34
Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.35
Executive Employment Agreement, dated October 5, 2017, by and between Kevin M. Farr and the Registrant (incorporated by reference to and filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 10, 2017)+

10.36
Executive Employment Agreement, dated as of January 22, 2018, by and between Mark Friedman and the Registrant (incorporated by reference to and filed as Exhibit 10.72 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)+

10.37
Executive Employment Agreement, dated as of June 1, 2018, by and between Lisa Bratkovich and the Registrant (incorporated by reference to, and filed as Exhibit 10.58 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)+

10.38
Employment Offer Letter, dated as of October 31, 2018, by ChromaDex, Inc. and accepted by Matthew Roberts (incorporated by reference to, and filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)+

10.39
Supply Agreement, dated December 19, 2018, by and between ChromaDex, Inc. and Nestec Ltd. (incorporated by reference to, and filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)*

10.40
Note Purchase Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

10.41
Registration Rights Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

10.42
Omnibus Amendment to Note Purchase Agreement and Convertible Promissory Notes, dated June 30, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 1, 2019)

10.43
Securities Purchase Agreement, dated August 13, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 14, 2019)

10.44
Registration Rights Agreement, dated August 15, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 15, 2019)

10.45	Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank❖
21.1	Subsidiaries of ChromaDex Corporation❖
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Item 16.                        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of March 2020.

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

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 10, 2020
Robert Fried	(Principal Executive Officer)

/s/ KEVIN FARR	Chief Financial Officer	March 10, 2020
Kevin Farr	(Principal Financial and Accounting Officer)

/s/ FRANK L. JAKSCH JR.	Executive Chairman of the Board and Director	March 10, 2020
Frank L. Jaksch Jr.

/s/ STEPHEN BLOCK	Director	March 10, 2020
Stephen Block

/s/ JEFF BAXTER	Director	March 10, 2020
Jeff Baxter

/s/ KURT GUSTAFSON	Director	March 10, 2020
Kurt Gustafson

/s/ STEVEN RUBIN	Director	March 10, 2020
Steven Rubin

/s/ TONY LAU	Director	March 10, 2020
Tony Lau

/s/ WENDY YU	Director	March 10, 2020
Wendy Yu