Form 10-K/A
period 2019-12-31
ChromaDex Corp.
filed 2020-05-18
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Number of shares of common stock of the registrant outstanding as of May 17, 2020: 61,477,895.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item
	PART I
1A.	Risk Factors	1
	PART II
9A	Controls and Procedures	2
	PART IV
15.	Exhibits, Financial Statement Schedules	6

EXPLANATORY NOTE

ChromaDex Corporation (“ChromaDex,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020. As a result of a material weakness in internal control over financial reporting that existed as of December 31, 2019 that was not identified until the Company was preparing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, the Company is amending Part II, Item 9A “Controls and Procedures” with respect to (a) the Company’s conclusions regarding the effectiveness of (i) the Company’s disclosure controls and procedures and (ii) its internal control over financial reporting, and (b) Marcum LLP’s related attestation report on the Company’s internal control over financial reporting. In addition, the Company is revising Item 1A. “Risk Factors” to add a risk factor regarding this material weakness in internal control over financial reporting. The material weakness in internal controls over financial reporting is also reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, and 32.1. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, Part IV, Item 15, “Exhibits and Financial Statement Schedules” is amended to include the currently dated certifications and consent as exhibits.

Except as described in this Explanatory Note, this Amendment does not reflect events occurring after the date of the filing of the Form 10-K, nor does it amend, modify or otherwise update any other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

Notwithstanding the existence of the material weakness described in Part II. Item 9A – “Controls and Procedures,” the Company believes that the consolidated financial statements in the Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles.

PART I

Item 1A.          Risk Factors

The Company is supplementing the risk factors previously disclosed in “Item 1A. Risk Factors” of the Form 10-K with the following risk factor, which should be read in conjunction with the other risk factors presented in the Form 10-K:

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2019. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in our consolidated financial statements under ASC 450 – Contingencies. The material weakness has not been remediated as of March 31, 2020. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

PART II

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures (As Revised)

In connection with the filing of our Form 10-K, our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, concluded that our disclosure controls and procedures were effective.

Subsequent to that evaluation, management reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2019.

Management Report on Internal Control over Financial Reporting (As Revised)

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

In connection with the Form 10-K, our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Subsequent to that evaluation, management reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that, because of the material weakness identified, our internal control over financial reporting was not effective as of December 31, 2019.

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in consolidated financial statements under ASC 450 – Contingencies.

The Company is still in the process of analyzing and addressing the material weakness. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2020.

We did not revise our financial statements for prior periods for the disclosure of the potential loss based on our belief that the effect of the lack of the disclosure was not material to the financial statements taken as a whole. Therefore, our chief executive officer and our chief financial officer believe that, notwithstanding the material weakness discussed above, the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Adverse Opinion on Internal Control over Financial Reporting

We have audited ChromaDex Corporation’’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, shareholders’ equity, and cash flows and the related notes for the December 31, 2019 and 2018 of the Company and our report dated March 10, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 450, as to which the date is May 18, 2020, expressed an unqualified opinion on those consolidated financial statements.

In our report dated March 10, 2020, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company's internal control over financial reporting as of May 18, 2020, as presented herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:

Management does not have adequate controls over financial reporting resulting from ineffective designed controls over the evaluation and conclusion of contingencies under ASC 450.

This material weakness were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2019 consolidated financial statements, and this report does not affect our report dated March 10, 2020 on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marcum llp
New York, NY
March 10, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 450, as to which the date is May 18, 2020.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)(3) List of Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖

31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖

31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
 _________
❖
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of May 2020.

CHROMADEX CORPORATION
By:	/s/ ROBERT FRIED
Robert Fried
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	May 18, 2020
Robert Fried	(Principal Executive Officer)

/s/ KEVIN FARR	Chief Financial Officer	May 18, 2020
Kevin Farr	(Principal Financial and Accounting Officer)

/s/ FRANK L. JAKSCH JR.*	Executive Chairman of the Board and Director	May 18, 2020
Frank L. Jaksch Jr.

/s/ STEPHEN BLOCK*	Director	May 18, 2020
Stephen Block

/s/ JEFF BAXTER*	Director	May 18, 2020
Jeff Baxter

/s/ KURT GUSTAFSON*	Director	May 18, 2020
Kurt Gustafson

/s/ STEVEN RUBIN*	Director	May 18, 2020
Steven Rubin

/s/ TONY LAU*	Director	May 18, 2020
Tony Lau

/s/ WENDY YU*	Director	May 18, 2020
Wendy Yu

*Pursuant to Power of Attorney

BY:	/s/ ROBERT FRIED
Robert Fried, as attorney in fact