Form 10-Q
period 2020-03-31
ChromaDex Corp.
filed 2020-05-18
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ___ No   X

As of May 17, 2020 there were 61,477,895 shares of the registrant’s common stock issued and outstanding.

 CHROMADEX CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2020 and December 31, 2019
(In thousands, except per share data)

	Mar. 31, 2020	Dec. 31, 2019
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$13,608	$18,812
Trade receivables, net of allowances of $0.1 million and $2.8 million, respectively;
Receivables from Related Party: $0.5 million and $0.8 million, respectively	3,558	2,175
Inventories	11,280	11,535
Prepaid expenses and other assets	701	996
Total current assets	29,147	33,518

Leasehold Improvements and Equipment, net	3,613	3,765
Intangible Assets, net	1,249	1,311
Right of Use Assets	799	891
Other Long-term Assets	802	762

Total assets	$35,610	$40,247

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$8,159	$9,626
Accrued expenses	5,249	4,415
Current maturities of operating lease obligations	614	595
Current maturities of finance lease obligations	206	258
Customer deposits	238	169
Total current liabilities	14,466	15,063

Deferred Revenue	3,873	3,873
Operating Lease Obligations, Less Current Maturities	687	848
Finance Lease Obligations, Less Current Maturities	36	18

Total liabilities	19,062	19,802

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding March 31, 2020 59,605 shares and
December 31, 2019 59,562 shares	60	60
Additional paid-in capital	144,290	142,285
Accumulated deficit	(127,802)	(121,900)
Total stockholders' equity	16,548	20,445

Total liabilities and stockholders' equity	$35,610	$40,247

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2020 and March 31, 2019
(In thousands, except per share data)

	Mar. 31, 2020	Mar. 31, 2019

Sales, net	$14,345	$10,048
Cost of sales	6,034	4,747

Gross profit	8,311	5,301

Operating expenses:
Sales and marketing	4,447	4,174
Research and development	919	1,168
General and administrative	8,835	8,331
Operating expenses	14,201	13,673

Operating loss	(5,890)	(8,372)

Nonoperating expense:
Interest income (expense), net	(12)	35
Nonoperating income (expense)	(12)	35

Net loss	$(5,902)	$(8,337)

Basic and diluted loss per common share	$(0.10)	$(0.15)

Basic and diluted weighted average common shares outstanding	59,782	55,325

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Period Ended March 31, 2020
(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2019	59,562	$60	$142,285	$(121,900)	$20,445

Exercise of stock options	43	-	132	-	132

Share-based compensation	-	-	1,873	-	1,873

Net loss	-	-	-	(5,902)	(5,902)

Balance, March 31, 2020	59,605	$60	$144,290	$(127,802)	$16,548

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

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2020 and March 31, 2019
(In thousands)

	Mar. 31, 2020	Mar. 31, 2019

Cash Flows From Operating Activities
Net loss	$(5,902)	$(8,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	214	173
Amortization of intangibles	62	61
Amortization of right of use assets	92	138
Share-based compensation expense	1,873	2,029
Allowance for doubtful trade receivables	(2,708)	5
Non-cash financing costs	23	-
Changes in operating assets and liabilities:
Trade receivables	1,326	(956)
Contract assets	-	(16)
Inventories	255	(421)
Prepaid expenses and other assets	252	(140)
Accounts payable	(1,467)	206
Accrued expenses	833	279
Deferred revenue	-	3,962
Customer deposits and other	69	88
Principal payments on operating leases	(143)	(119)
Net cash used in operating activities	(5,221)	(3,048)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(15)	(239)
Purchases of intangible assets	-	(10)
Investment in other long-term assets	(5)	(47)
Net cash used in investing activities	(20)	(296)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	132	107
Payment of debt issuance costs	(15)	-
Principal payments on finance leases	(80)	(52)
Net cash provided by financing activities	37	55

Net decrease in cash	(5,204)	(3,289)

Cash Beginning of Period, including restricted cash of $0.2 million for both 2020 and 2019	18,812	22,616

Cash Ending of Period, including restricted cash $0.2 million for both 2020 and 2019	$13,608	$19,327

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$6	$7

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment	$47	$-
Operating lease obligation incurred for tenant improvement credit received	$-	$64

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 and March 31, 2019. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Note 3. Liquidity

The Company's net cash outflow from operating activities was approximately $5.2 million for the three-month period ended March 31, 2020. As of March 31, 2020, cash and cash equivalents totaled approximately $13.6 million, which includes restricted cash of approximately $0.2 million.

Subsequent to the period ended March 31, 2020, the Company entered into a Securities Purchase Agreement with its existing stockholders, Winsave Resources Limited and Pioneer Step Holdings Limited, pursuant to which the Company sold and issued an aggregate of $5.0 million of the Company’s common stock (the “Financing”).

The Company anticipates that its current cash, cash equivalents, cash to be generated from operations, $5.0 million received from the Financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives.

Note 4. Significant Accounting Policies

Basis of presentation: The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on December 31.

Recent accounting standards: In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) Current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 5. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
(In thousands, except per share data)	Mar. 31, 2020	Mar. 31, 2019

Net loss	$(5,902)	$(8,337)

Basic and diluted loss per common share	$(0.10)	$(0.15)

Basic and diluted weighted average common shares outstanding (1):	59,782	55,325

Potentially dilutive securities (2):
Stock options	12,194	10,078
Warrants	-	140

(1)
Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending March 31, 2020 and March 31, 2019, respectively, which are participating securities that feature voting and dividend rights.
(2)
Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Mar. 31, 2020	Net sales Three months ended Mar. 31, 2019	Trade receivable at Mar. 31, 2020	Trade receivable at Dec. 31, 2019
A.S. Watson Group	$1.8 million	$1.3 million	$0.5 million	$0.8 million
Horizon Ventures	-	-	-	-
Total	$1.8 million	$1.3 million	$0.5 million	$0.8 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 7. Inventories

The amounts of major classes of inventory as of March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	Mar. 31, 2020	Dec. 31, 2019
Bulk ingredients	$112	$1,364
Reference standards	632	635
Consumer Products - Finished Goods	5,260	4,877
Consumer Products - Work in Process	5,276	4,659
	$11,280	$11,535

Note 8. Leases

Operating Leases

As of March 31, 2020, the Company had operating lease assets in right of use assets of approximately $0.8 million and corresponding operating lease liabilities of approximately $1.3 million. For the three months ended March 31, 2020 and March 31, 2019, the following were expenses incurred in connection with our operating leases:

	For the Three Months Ended Mar. 31, 2020	For the Three Months Ended Mar. 31, 2019
Operating leases
Operating lease expense	$120	$180
Variable lease expense	69	55
Operating lease expense	189	235
Short-term lease rent expense	64	2
Total expense	$253	$237

At Mar. 31, 2020
Weighted-average remaining lease term (years) – operating leases	1.7
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of March 31, 2020 are as follows:

(In thousands)
Nine months ending December 31, 2020	$517
Year Ending December 31, 2021	614
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Year Ending December 31, 2024	25
Total	1,438
Less present value discount	137
Operating lease liabilities	1,301
Less current portion	614
Long-term obligations under operating leases	$687

Finance Leases

As of March 31, 2020, the Company had finance lease assets in equipment assets of approximately $0.7 million and corresponding finance lease liabilities of approximately $0.2 million. For the three months ended March 31, 2020 and March 31, 2019, the following were expenses incurred in connection with our finance leases:

	For the Three Months Ended Mar. 31, 2020	For the Three Months Ended Mar. 31, 2019

(In thousands)
Finance leases
Amortization of equipment assets	$28	$21
Interest on lease liabilities	6	7
Total expenses	$34	$28

At Mar. 31, 2020
Weighted-average remaining lease term (years) – finance leases	1.1
Weighted-average discount rate – finance leases	8.3%

Minimum future lease payments under finance leases as of March 31, 2020 are as follows:

(In thousands)
Nine Months Ending December 31, 2020	$204
Year Ending December 31, 2021	29
Year Ending December 31, 2022	21
Total	254
Less present value discount	12
Finance lease liabilities	242
Less current portion	206
Long-term obligations under finance leases	$36

Note 9. Share-Based Compensation

Equity Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved an amendment to the 2017 Plan on June 22, 2018. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of March 31, 2020, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 9,000,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 1.2 million shares at March 31, 2020. On April 16, 2020, the Company’s Board of Directors amended the 2017 Plan, subject to stockholder approval, to among other things, increase the number of shares of common stock authorized for issuance under the 2017 Plan by 5.5 million shares.

General Vesting Conditions

The stock option awards generally vest ratably over a three-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee of the Board of Directors.

The fair value of the Company’s stock options that are not market based was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2020.

Three months Ended March 31, 2020
Expected term	6 years
Expected volatility	66%
Risk-free rate	1%
Expected dividends	0%

Service Period Based Stock Options

The following table summarizes activity of service period-based stock options at March 31, 2020 and changes during the three months then ended (in thousands except per-share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	9,509	$3.86	6.9

Options Granted	1,916	3.50	10.0	$2.06
Options Exercised	(28)	3.81			$19
Options Forfeited	(394)	3.29
Outstanding at Mar. 31, 2020	11,003	$3.82	7.0		$1,288*

Exercisable at Mar. 31, 2020	6,486	$3.77	5.4		$1,259*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.26, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2020.

Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee of the Board of Directors. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at March 31, 2020 and changes during the three months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	42	$1.89	3.1

Options Granted	164	4.34	4.0	$2.26
Options Exercised	(15)	1.89			$42
Options Forfeited	-	-
Outstanding at Mar. 31, 2020	191	$4.00	3.7		$36*

Exercisable at Mar. 31, 2020	26	$1.89	2.8		$36*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.26, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2020.

Total Remaining Unamortized Compensation for Stock Options

As of March 31, 2020, there was approximately $9.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 2 years.

Share-Based Compensation

Share-based compensation expense was as follows:

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019
Share-based compensation expense
Cost of sales	$33	$26
Sales and marketing	232	120
Research and development	138	123
General and administrative	1,470	1,760

Total	$1,873	$2,029

Note 10. Business Segments

The Company has the following three reportable segments for the three-month period ended March 31, 2020:

●
Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

●
Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.

●
Analytical reference standards and services segment: includes supply of phytochemical reference standards and other research and development services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended	Consumer		Analytical Reference
March 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$11,144	$2,475	$726	$-	$14,345
Cost of sales	4,302	1,056	676	-	6,034

Gross profit	6,842	1,419	50	-	8,311

Operating expenses:
Sales and marketing	4,409	(84)	122	-	4,447
Research and development	782	137	-	-	919
General and administrative	-	-	-	8,835	8,835
Operating expenses	5,191	53	122	8,835	14,201

Operating income (loss)	$1,651	$1,366	$(72)	$(8,835)	$(5,890)

Three months ended	Consumer		Analytical Reference
March 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$7,454	$1,494	$1,100	$-	$10,048
Cost of sales	3,071	813	863	-	4,747

Gross profit	4,383	681	237	-	5,301

Operating expenses:
Sales and marketing	3,917	112	145	-	4,174
Research and development	969	199	-	-	1,168
General and administrative	-	-	-	8,331	8,331
Operating expenses	4,886	311	145	8,331	13,673

Operating income (loss)	$(503)	$370	$92	$(8,331)	$(8,372)

	Consumer		Analytical Reference
At March 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$13,306	$1,771	$897	$19,636	$35,610

	Consumer		Analytical Reference
At December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,137	$2,135	$918	$25,057	$40,247

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended March 31, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$11,144	$-	$-	$11,144
NIAGEN® Ingredient	-	1,961	-	1,961
Subtotal NIAGEN Related	$11,144	$1,961	$-	$13,105

Other Ingredients	-	514	-	514
Reference Standards	-	-	673	673
Consulting and Other	-	-	53	53
Subtotal Other Goods and Services	$-	$514	$726	$1,240

Total Net Sales	$11,144	$2,475	$726	$14,345

Three Months Ended March 31, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$7,454	$-	$-	$7,454
NIAGEN® Ingredient	-	1,110	-	1,110
Subtotal NIAGEN Related	$7,454	$1,110	$-	$8,564

Other Ingredients	-	384	-	384
Reference Standards	-	-	830	830
Consulting and Other	-	-	270	270
Subtotal Other Goods and Services	$-	$384	$1,100	$1,484

Total Net Sales	$7,454	$1,494	$1,100	$10,048

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended
Major Customers	Mar. 31, 2020	Mar. 31, 2019

A.S. Watson Group - Related Party	12.7%	12.8%
Life Extension	10.4%	*

* Represents less than 10%.

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables

Major Accounts	At March 31, 2020	At December 31, 2019

Life Extension	29.9%	27.4%
Amazon Marketplaces	15.3%	10.3%
A.S. Watson Group - Related Party	13.2%	39.0%
Thorne Research	11.8%	*

* Represents less than 10%.

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

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global COVID-19 pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The Court vacated the trial date on March 20, 2020. On May 6, 2020, the Court scheduled a status conference for June 9, 2020.

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

On November 3, 2017, the Court consolidated the Elysium SDNY Complaint and the ChromaDex SDNY Complaint actions under the caption In re Elysium Health-ChromaDex Litigation, 17-cv-7394, and stayed discovery in the consolidated action pending a Court-ordered mediation. The mediation was unsuccessful. On September 27, 2018, the Court issued a combined ruling on both parties’ motions to dismiss. For ChromaDex’s motion to dismiss, the Court converted the part of the motion on the issue of whether the citizen petition is immune under the Noerr-Pennington Doctrine into a motion for summary judgment, and requested supplemental evidence from both parties, which were submitted on October 29, 2018. The Court otherwise denied the motion to dismiss. On January 3, 2019, the Court granted ChromaDex, Inc.’s motion for summary judgment under the Noerr-Pennington Doctrine and dismissed all claims in the Elysium SDNY Complaint. Elysium moved for reconsideration on January 17, 2019. The Court denied Elysium’s motion for reconsideration on February 6, 2019, and issued an amended final order granting ChromaDex, Inc.’s motion for summary judgment on February 7, 2019.

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

ChromaDex, Inc. filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex, Inc. for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On July 1, 2019, Elysium Health filed further amended counterclaims, adding new claims under the Copyright Act §§ 106 & 501. On February 9, 2020, ChromaDex, Inc. filed a motion for leave to amend its complaint to add additional claims against Elysium Health for false advertising and unfair competition. On February 10, 2020, Elysium Health filed a motion for leave to amend its counterclaims to identify allegedly false and misleading statements in ChromaDex’s advertising. Those motions were both granted after respective stipulations. On March 12, 2020, Elysium Health answered the second amended complaint. On March 13, 2020, ChromaDex, Inc. filed an answer and objection to Elysium Health’s third amended counterclaims.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of March 31, 2020, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, ChromaDex, Inc. served infringement contentions. On April 24, 2020, ChromaDex, Inc. moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to ChromaDex, Inc.’s motion for leave to amend and moved to dismiss ChromaDex, Inc. for alleged lack of standing. ChromaDex, Inc. will file its opposition to Elysium’s motion to dismiss on May 19, 2020.

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

ChromaDex, Inc. timely removed the action to federal court in the District of Utah. ChromaDex answered the complaint and also filed counterclaims against Novex under the Lanham Act and California state law. ChromaDex’s counterclaims allege that Novex has falsely advertised its product called Oxydrene. Novex moved to dismiss the counterclaims and ChromaDex has opposed this motion. On March 13, 2020 the case was dismissed with prejudice.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Contingencies

In September 2019, the Company received a letter from a licensor stating that the Company owed the licensor $1.6 million plus interest of sublicense fees as a result of the Company entering into the supply agreement with a customer. After reviewing the relevant facts and circumstances, the Company believes that the Company does not owe any sublicense fees to the licensor and has corresponded with the licensor to resolve the matter. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

Note 12. Subsequent Event

Subsequent to the period ended March 31, 2020, the Company entered into a private placement with related parties and sold approximately 1.2 million shares for $5.0 million at $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2020 compared with the three months ended March 31, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

ChromaDex is the world leader in the emerging NAD space. ChromaDex has approximately 195 partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Other relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudi Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, and Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus.

Impact of COVID-19

The COVID-19 pandemic continues to drive global uncertainty and disruption. It has impacted certain parts of our business, including, among other things, decreased sales from our international partner A.S. Watson group in Hong Kong due to its store closures and reduced operating hours. Our overall TRU NIAGEN® consumer product operations continued strong growth in the first quarter of 2020 as net sales were up 10% compared to the fourth quarter of 2019 and by 50% compared to the first quarter of 2019. It is too early to know if COVID-19 will be positive or negative for our business, but we have been operating conservatively given the economic uncertainty.

We have experienced shipment delays from our suppliers; however, we have not encountered any major disruptions in our supply chain. We have been increasing our overall inventory levels since 2018 in anticipation of high sales growth and have maintained adequate safety stocks to support such growth. We currently have adequate inventory on hand to meet our current demands. Overall, we believe the supply chain disruptions arising from COVID-19 will not have a material impact to our business operations.

In response to the outbreak, we prioritized the health and safety of our employees by closing our offices or enhancing safety protocols in place to ensure the well-being of our employees. We have been able to successfully conduct business virtually.

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

On April 27, 2020,  the Company entered into a Securities Purchase Agreement with its existing stockholders Winsave Resources Limited and Pioneer Step Holdings Limited, pursuant to which the Company agreed to sell and issue an aggregate of $5.0 million of the Company’s common stock at a purchase price of $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement. The financing closed on May 7, 2020, pursuant to which the Company issued approximately 1.2 million shares of its common stock.

As of March 31, 2020, the Company had approximately $13.6 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents, cash to be generated from operations, $5.0 million received from the Financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.

Additional capital may come from public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

Our net sales and net loss for the three-month periods ending on March 31, 2020 and March 31, 2019 were as follows:

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019

Net sales	$14,345	$10,048
Net loss	(5,902)	(8,337)

Basic and diluted loss per common share	$(0.10)	$(0.15)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019	Change
Net sales:
Consumer Products	$11,144	$7,454	50%
Ingredients	2,475	1,494	66%
Analytical reference standards and services	726	1,100	-34%

Total net sales	$14,345	$10,048	43%

●
The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017.

●
The increase in sales for the ingredients segment is largely due to the increased sales of our flagship ingredient NIAGEN®. The demand from our customers increased as we gain more consumer awareness for our NIAGEN®.

●
The decrease in sales for the analytical reference standards and services for the three months ended March 31, 2020 is largely due to the spinoff of regulatory consulting business unit in November 2019, which generated net sales of approximately $216,000 in the first quarter of 2019. In addition, the sales of analytical reference standards also decreased largely due to COVID-19.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
(In thousands)	Mar. 31, 2020		Mar. 31, 2019
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$4,302	39%	$3,071	41%
Ingredients	1,056	43%	813	54%
Analytical reference standards and services	676	93%	863	78%

Total cost of sales	$6,034	42%	$4,747	47%

The cost of sales, as a percentage of net sales, decreased by 5% for the three-month period ended March 31, 2020 compared to the comparable period in 2019.

●
The cost of sales, as a percentage of net sales, for the consumer products segment was 39% and decreased by 2% compared to 2019. Compared to the other segments, the consumer products segment experienced better margins due to the positive impact of TRU NIAGEN® sales.

●
The cost of sales, as a percentage of net sales, for the ingredients segment decreased 9% compared to 2019. In the first quarter of 2019, we had an inventory write off of approximately $154,000 related to our decision to wind down sales for a certain ingredient.

●
The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 15% for the thee-month period ended March 31, 2020. The decrease in analytical reference standards sales led to a lower labor utilization rate, which resulted in increasing our cost of sales as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products and services.

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019	Change
Gross profit:
Consumer Products	$6,842	$4,383	56%
Ingredients	1,419	681	108%
Analytical reference standards and services	50	237	-79%

Total gross profit	$8,311	$5,301	57%

●
The consumer products segment posted gross profit of $6.8 million for the three-month period ending March 31, 2020, an increase of 56% compared to 2019.

●
The increased gross profit for the ingredients segment was largely due to an increase in sales of our NIAGEN® to key customers.

●
The decreased gross profit for the analytical reference standards and services segment for the three-month period ended March 31, 2020 is largely due to the decreased sales of analytical reference standards. Fixed supply chain labor costs make up a substantial portion of the costs and these fixed labor costs did not decrease in proportion to sales, hence yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising and marketing expenses.

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019	Change
Sales and marketing expenses:
Consumer Products	$4,409	$3,917	13%
Ingredients	(84)	112	-175%
Analytical reference standards and services	122	145	-16%

Total sales and marketing expenses	$4,447	$4,174	7%

●
For the consumer products segment, the increase during the three-month period ended March 31, 2020 is largely due to increased staffing as well as direct marketing expenses associated with social media and other customer awareness and acquisition programs.

●
For the ingredients segment, we reversed approximately $114,000 of certain accrued commission expense during the three-month period ended March 31, 2020, as we were no longer obligated to pay the commission.

●
For the analytical reference standards and services segment, the decrease for the three-month period is mainly due to decreased sales and marketing investments.

Operating Expenses-Research and Development

Research and development expenses mainly consist of clinical trials and process development expenses.

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019	Change
Research and development expenses:
Consumer Products	$782	$969	-19%
Ingredients	137	199	-31%

Total research and development expenses	$919	$1,168	-21%

●
We are allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the three-month period ended March 31, 2020 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, IT, accounting and executive management expenses.

	Three months ending
(In thousands)	Mar. 31, 2020	Mar. 31, 2019	Change

General and administrative	$8,835	$8,331	6%

●
During the three-month period ended March 31, 2020, we incurred approximately $1.0 million of severance and restructuring expenses. These expenses relate to alignment of the business operations to reduce redundancies and improve efficiencies as we scale the business.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2020, and March 31, 2019, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three-month periods ended March 31, 2020, and March 31, 2019, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 31, 2020 was approximately $214,000 as compared to $173,000 for the three-month period ended March 31, 2019. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the three-month period ended March 31, 2020 was approximately $62,000 as compared to $61,000 for the three-month period ended March 31, 2019. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the three-month period ended March 31, 2020 was approximately $92,000 as compared to $138,000 for the three-month period ended March 31, 2019.

Liquidity and Capital Resources

From inception through March 31, 2020, we have incurred aggregate losses of approximately $127.8 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

On April 27, 2020, the Company entered into a Securities Purchase Agreement with its existing stockholders Winsave Resources Limited and Pioneer Step Holdings Limited, pursuant to which the Company agreed to sell and issue an aggregate of $5.0 million of the Company’s common stock at a purchase price of $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement. The financing closed on May 7, 2020, pursuant to which the Company issued approximately 1.2 million shares of its common stock.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations, $5.0 million received from the Financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $5.2 million as compared to approximately $3.0 million for the three months ended March 31, 2019. Along with the net loss, a decrease in allowance for doubtful trade receivables and a decrease in accounts payable were the largest uses of cash during the three-month period ended March 31, 2020, partially offset by a decrease in trade receivables and noncash share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2019 largely reflects net loss, partially offset by an increase in deferred revenue and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $20,000 for the three months ended March 31, 2020, compared to approximately $0.3 million for the three months ended March 31, 2019. Net cash used in investing activities for the three months ended March 31, 2020 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the three months ended March 31, 2019 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $37,000 for the three months ended March 31, 2020, compared to approximately $55,000 for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 primarily consisted of proceeds from exercise of stock options, partially offset by principal payments on finance leases. Net cash provided financing activities for the three months ended March 31, 2019 also consisted of proceeds from exercise of stock options, partially offset by principal payments on finance leases.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in consolidated financial statements under ASC 450 – Contingencies.

The Company is still in the process of analyzing and addressing the material weakness that existed in its control over its financial reporting for the quarter ended March 31, 2020. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2020.

Our Chief Executive Officer and Chief Financial Officer believe that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than as discussed above, there were no changes in internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Company and our Business

*The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

As previously disclosed, we face risks related to the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets, and has caused an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty may negatively impact our sales volumes in 2020. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Among the potential effects of COVID-19 include, but are not limited to, the following:

●
Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders.
●
Reduced demand for our products due to store closures and reduced operating hours of our customers.
●
Disruptions in supply chain, leading to inadequate levels of inventory that may lower our sales.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

*We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of approximately $5.9 million for the three months ended March 31, 2020 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $32.1 million and $33.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of March 31, 2020, our accumulated deficit was approximately $127.8 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of March 31, 2020, our cash and cash equivalents totaled approximately $13.6 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations, $5.0 million received from the private placement subsequent to the period ended March 31, 2020 and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

*Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of March 31, 2020. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in our consolidated financial statements under ASC 450 – Contingencies. The material weakness has not been remediated as of March 31, 2020. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

A.S. Watson Group accounted for approximately 13% of our sales during the quarter ended March 31, 2020. Due to COVID-19, our sales to A.S. Watson Group decreased in the first quarter of 2020 compared to the fourth quarter of 2019 as A.S. Watson Group was negatively impacted by store closures and reduced operating hours. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

*Decline in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including disruptions in the credit markets and the impact of the global economic deterioration may materially impact our customers and other parties with whom we do business. For example, the COVID-19 pandemic and actions taken to slow its spread, have caused the global credit and financial markets to experience extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These conditions could negatively affect our future sales of our ingredient lines as many consumers consider the purchase of nutritional products discretionary. Decline in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

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

*We acquire ingredients for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.

We acquire ingredients for a number of our products from suppliers outside of the United States.  Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, health epidemics affecting the region of such suppliers, including COVID-19, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations.  While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations.  There have in the past been quality and safety issues in our industry with certain items imported from overseas.  We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, Mark J. Friedman and Megan Jordan, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Communications Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products.  In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

For example, our operating results may be harmed by the effect of the COVID-19 pandemic on global economic conditions. As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to make accurate forecasts. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. Assuming our products reach the market, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

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

In addition, we may never achieve technical feasibility under the supply agreement with Nestec Ltd., and therefore our sales and profit expectations resulting from this agreement may be reduced.

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

*We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to COVID-19, there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business.

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

*If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to control our manufacturing processes, process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Due to COVID-19, most of our employees have been working remotely from home and we have depended on communication tools and remote connections to our information technology systems to conduct business virtually. If we were to experience a prolonged disruption in our information systems that involve interactions amongst employees as well as with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

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

*Our business could be negatively impacted by cyber security threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Due to COVID-19, there may be additional cyber security threats as most of our employees work from home, utilizing network connections outside of the Company premises. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state actors. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR provides data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the U.S. The GDPR imposes fines for breaches of data protection requirements and provides other remedies for parties who suffer harm as a result of a data breach. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

*We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (the “Credit Agreement”) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

The Credit Agreement contains affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants, in each case subject to limited exceptions.

There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement, and the effects of COVID-19 may make it more difficult for us to comply with such covenants. Our failure to comply with these covenants could cause us to be unable to borrow under the Credit Agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the Credit Agreement, which would require us to pay all amounts then outstanding. If we are unable to repay those amounts, Western Alliance Bank could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.  Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

●
economic and other external factors, including effects of the COVID-19 pandemic;

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

*Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

*Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our federal net operating losses (“NOL”s) generated in taxable years ending prior to December 31, 2017 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2020, we had outstanding options for an aggregate of approximately 12.2 million shares of common stock at a weighted average exercise price of $3.86 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

10.1	Separation Agreement, dated January 10, 2020, by and among ChromaDex Corporation and Lisa Bratkovich❖
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 18, 2020	CHROMADEX CORPORATION /s/ Kevin M. Farr Kevin M. Farr Chief Financial Officer (principal financial and accounting officer and duly authorized on behalf of the registrant)