Form 10-Q
period 2020-06-30
ChromaDex Corp.
filed 2020-08-06
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of August 5, 2020 there were 61,624,426 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2020 and December 31, 2019
(In thousands, except per share data)

	Jun. 30, 2020	Dec. 31, 2019
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$18,890	$18,812
Trade receivables, net of allowances of $0.0 million and $2.8 million, respectively;
Receivables from Related Party: $1.1 million and $0.8 million, respectively	3,954	2,175
Inventories	12,338	11,535
Prepaid expenses and other assets	584	996
Total current assets	35,766	33,518

Leasehold Improvements and Equipment, net	3,487	3,765
Intangible Assets, net	1,189	1,311
Right of Use Assets	705	891
Other Long-term Assets	845	762

Total assets	$41,992	$40,247

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$9,780	$9,626
Accrued expenses	5,246	4,415
Current maturities of operating lease obligations	632	595
Current maturities of finance lease obligations	134	258
Customer deposits	250	169
Total current liabilities	16,042	15,063

Deferred Revenue	3,820	3,873
Operating Lease Obligations, Less Current Maturities	522	848
Finance Lease Obligations, Less Current Maturities	27	18

Total liabilities	20,411	19,802

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares;
issued and outstanding June 30, 2020 61,421 shares and
December 31, 2019 59,562 shares	61	60
Additional paid-in capital	153,036	142,285
Accumulated deficit	(131,513)	(121,900)
Cumulative translation adjustments	(3)	-
Total stockholders' equity	21,581	20,445

Total liabilities and stockholders' equity	$41,992	$40,247

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and the Six Month Periods Ended June 30, 2020 and June 30, 2019
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales, net	$15,287	$11,101	$29,632	$21,149
Cost of sales	6,199	4,847	12,233	9,594

Gross profit	9,088	6,254	17,399	11,555

Operating expenses:
Sales and marketing	4,959	4,308	9,406	8,482
Research and development	942	1,069	1,861	2,237
General and administrative	6,874	7,932	15,709	16,263
Other	-	125	-	125
Operating expenses	12,775	13,434	26,976	27,107

Operating loss	(3,687)	(7,180)	(9,577)	(15,552)

Nonoperating expense:
Interest expense, net	(24)	(575)	(36)	(540)
Nonoperating expense	(24)	(575)	(36)	(540)

Net loss	$(3,711)	$(7,755)	$(9,613)	$(16,092)

Basic and diluted loss per common share	$(0.06)	$(0.14)	$(0.16)	$(0.29)

Basic and diluted weighted average
common shares outstanding	60,906	55,539	60,344	55,433

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Periods Ended June 30, 2020 and June 30, 2019
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, March 31, 2020	59,605	60	144,290	(127,802)	-	16,548

Issuance of common stock,
net of offering costs of $0.1 million	1,225	1	4,855	-	-	4,856

Exercise of stock options	591	-	2,180	-	-	2,180

Share-based compensation	-	-	1,711	-	-	1,711

Translation adjustment	-	-	-	-	(3)	(3)

Net loss	-	-	-	(3,711)	-	(3,711)

Balance, June 30, 2020	61,421	$61	$153,036	$(131,513)	$(3)	$21,581
	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, March 31, 2019	55,321	$55	$119,012	$(98,090)	$-	$20,977

Exercise of stock options	63	-	164	-	-	164

Share-based compensation	-	-	1,759	-	-	1,759

Net loss	-	-	-	(7,755)	-	(7,755)

Balance, June 30, 2019	55,384	$55	$120,935	$(105,845)	$-	$15,145

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Month Periods Ended June 30, 2020 and June 30, 2019
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, December 31, 2019	59,562	$60	$142,285	$(121,900)	$-	$20,445

Issuance of common stock,
net of offering costs of $0.1 million	1,225	1	4,855	-	-	4,856

Exercise of stock options	634	-	2,312	-	-	2,312

Share-based compensation	-	-	3,584	-	-	3,584

Translation adjustment	-	-	-	-	(3)	(3)

Net loss	-	-	-	(9,613)	-	(9,613)

Balance, June 30, 2020	61,421	$61	$153,036	$(131,513)	$(3)	$21,581
	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$-	$27,178

Exercise of stock options	128	-	271	-	-	271

Share-based compensation	167	-	3,788	-	-	3,788

Net loss	-	-	-	(16,092)	-	(16,092)

Balance, June 30, 2019	55,384	$55	$120,935	$(105,845)	$-	$15,145

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2020 and June 30, 2019
(In thousands)
	June 30, 2020	June 30, 2019

Cash Flows From Operating Activities
Net loss	$(9,613)	$(16,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	432	363
Amortization of intangibles	122	122
Amortization of right of use assets	187	279
Share-based compensation expense	3,584	3,788
Allowance for doubtful trade receivables	(2,730)	(8)
Amortization of convertible notes issuance costs	-	552
Non-cash financing costs	51	-
Changes in operating assets and liabilities:
Trade receivables	952	(1,373)
Contract assets	-	4
Inventories	(804)	(2,465)
Prepaid expenses and other assets	322	50
Accounts payable	154	(224)
Accrued expenses	830	(671)
Deferred revenue	(53)	3,873
Customer deposits and other	78	18
Principal payments on operating leases	(289)	(285)
Net cash used in operating activities	(6,777)	(12,069)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(107)	(308)
Purchases of intangible assets	-	(10)
Investment in other long-term assets	(15)	(47)
Net cash used in investing activities	(122)	(365)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	4,856	-
Proceeds from sale of convertible notes	-	10,000
Payment of convertible notes issuance costs	-	(565)
Proceeds from exercise of stock options	2,312	271
Payment of debt issuance costs	(30)	-
Principal payments on finance leases	(161)	(128)
Net cash provided by financing activities	6,977	9,578

Net increase (decrease) in cash	78	(2,856)

Cash Beginning of Period, including restricted cash of $0.2 million for both 2020 and 2019	18,812	22,616

Cash Ending of Period, including restricted cash $0.2 million for both 2020 and 2019	$18,890	$19,760

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$9	$17

Supplemental Schedule of Noncash Operating Activity
Financing lease obligation incurred for prepayment of licensing fees	$-	$99

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$47	$143
Operating lease obligation incurred for tenant improvement credit received	$-	$64

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of June 30, 2020 and results of operations and cash flows for the three and the six months ended June 30, 2020 and June 30, 2019. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2020, as amended on May 18, 2020. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2020.The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2. Nature of Business

ChromaDex is a science-based integrated nutraceutical company devoted to improving the way people age. ChromaDex scientists partner with leading universities and research institutions worldwide to discover, develop and create solutions to deliver the full potential of nicotinamide adenine dinucleotide and its impact on human health.Its flagship ingredient, NIAGEN® nicotinamide riboside, sold directly to consumers as TRU NIAGEN®, is backed with clinical and scientific research, as well as extensive intellectual property protection.The Company also has analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.

Note 3. Liquidity

The Company's net cash outflow from operating activities was approximately $6.8 million for the six-month period ended June 30, 2020.As of June 30, 2020, cash and cash equivalents totaled approximately $18.9 million, which includes restricted cash of approximately $0.2 million.

The Company anticipates that its current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives.

Note 4. Significant Accounting Policies

Basis of presentation:The financial statements and accompanying notes have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements. The Company’s fiscal year ends on December 31.

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

Note 5. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and the six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(3,711)	$(7,755)	$(9,613)	$(16,092)

Basic and diluted loss per common share	$(0.06)	$(0.14)	$(0.16)	$(0.29)

Basic and diluted weighted average common shares outstanding (1):	60,906	55,539	60,344	55,433

Potentially dilutive securities (2):
Stock options	11,457	10,174	11,457	10,174
Warrants	-	140	-	140
Convertible notes	-	2,192	-	2,192

____________________________

(1) Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending June 30, 2020and June 30, 2019, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Jun. 30, 2020	Net sales Three months ended Jun. 30, 2019	Net sales Six months ended Jun. 30, 2020	Net sales Six months ended Jun. 30, 2019	Trade receivable at Jun. 30, 2020	Trade receivable at Dec. 31, 2019
A.S. Watson Group	$1.3 million	$1.9 million	$3.1 million	$3.2 million	$1.0 million	$0.8 million
Horizon Ventures(1)	$1.6 million	-	$1.6 million	-	$0.1million	-
Total	$2.9 million	$1.9 million	$4.7 million	$3.2 million	$1.1 million	$0.8 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.
(1) For the three and six months ended June 30, 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals.

Note 7. Inventories

The amounts of major classes of inventory as of June 30, 2020 and December 31, 2019 are as follows:

(In thousands)	Jun. 30, 2020	Dec. 31, 2019
Consumer Products - Finished Goods	$7,994	4,877
Consumer Products - Work in Process	2,996	4,659
Bulk ingredients	684	$1,364
Reference standards	664	635
	$12,338	$11,535

Note 8. Stock Issuance

On April 27, 2020, the Company entered into a Securities Purchase Agreement with related parties pursuant to which the Company agreed to sell and issue approximately 1.2 million shares for $5.0 million, or $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement (the “Financing”).On May 7, 2020, the Company closed the Financing and received proceeds of $4.9 million, net of offering costs.

Note 9. Leases

Operating Leases

As of June 30, 2020, the Company had operating lease assets in right of use assets of approximately $0.7 million and corresponding operating lease liabilities of approximately $1.2 million.For the three and the six months ended June 30, 2020 and June 30, 2019, the following were expenses incurred in connection with our operating leases:

	For the Three Months Ended Jun. 30, 2020	For the Three Months Ended Jun. 30, 2019	For the Six Months Ended Jun. 30, 2020	For the Six Months Ended Jun. 30, 2019
(In thousands)
Operating leases
Operating lease expense	$120	$180	$240	$360
Variable lease expense	65	66	134	121
Operating lease expense	185	246	374	481
Short-term lease rent expense	64	1	127	3
Total expense	$249	$247	$501	$484

Weighted-average remaining lease term (years) – operating leases	1.6
Weighted-average discount rate – operating leases	8.0%

Minimum future lease payments under operating leases as of June 30, 2020 are as follows:

Six months ending December 31, 2020	$347
Year Ending December 31, 2021	614
Year Ending December 31, 2022	138
Year Ending December 31, 2023	143
Year Ending December 31, 2024	25
Total	1,267
Less present value discount	113
Operating lease liabilities	1,154
Long-term obligations under operating leases	$522

Finance Leases

As of June 30, 2020, the Company had finance lease assets in equipment assets of approximately $0.4 million and corresponding finance lease liabilities of approximately $0.2 million.For the three and the six months ended June 30, 2020 and June 30, 2019, the following were expenses incurred in connection with our finance leases:

	For the Three Months Ended Jun. 30, 2020	For the Three Months Ended Jun. 30, 2019	For the Six Months Ended Jun. 30, 2020	For the Six Months Ended Jun. 30, 2019
(In thousands)
Finance leases
Amortization of equipment assets	$29	$15	$57	$37
Interest on lease liabilities	3	10	9	17
Total expenses	$32	$25	$66	$54

At Jun. 30, 2020
Weighted-average remaining lease term (years) finance leases	1.1
Weighted-average discount rate finance leases	7.9%

Minimum future lease payments under finance leases as of June 30, 2020 are as follows:

(In thousands)
Six Months Ending December 31, 2020	$115
Year Ending December 31, 2021	32
Year Ending December 31, 2022	21
Total	168
Less present value discount	7
Finance lease liabilities	161
Less current portion	134
Long-term obligations under finance leases	$27

Note 10. Share-Based Compensation

Equity Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved amendments to the 2017 Plan in June 2018 and June 2020. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of June 30, 2020, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 6.9 million shares at June 30, 2020.

General Vesting Conditions

The stock option awards generally vest ratably over a three-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee of the Board of Directors.

The fair value of the Company’s stock options that are not market based was estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the six months ended June 30, 2020.

Six months Ended June 30, 2020
Expected term	6 years
Expected volatility	66%
Risk-free rate	1%
Expected dividends	0%

Service Period Based Stock Options

The following table summarizes activity of service period-based stock options at June 30, 2020 and changes during the six months then ended (in thousands except per-share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	9,509	$3.86	6.9

Options Granted	2,133	3.62	10.0	$2.13
Options Exercised	(592)	3.77			$719
Options Expired	(239)	4.70
Options Forfeited	(518)	3.44
Outstanding at Jun. 30, 2020	10,293	$3.82	7.1		$9,322	*

Exercisable at Jun. 30, 2020	6,126	$3.76	5.7		$6,252	*

______________

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.59, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2020.

Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee of the Board of Directors. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at June 30, 2020 and changes during the six months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	42	$1.89	3.1

Options Granted	164	4.34	4.0	$2.26
Options Exercised	(42)	1.89			$100
Options Forfeited	-	-
Outstanding at Jun. 30, 2020	164	$4.34	3.6		$41	*

Exercisable at Jun. 30, 2020	-	-	-		-

_________________

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.59, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2020.

Total Remaining Unamortized Compensation for Stock Options

As of June 30, 2020, there was approximately $8.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options.That cost is expected to be recognized over a weighted average period of 2 years.

Share-Based Compensation

Share-based compensation expenses were as follows:

	Three months ending		Six months ending
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Share-based compensation expense
Cost of sales	$42	$34	$75	$60
Sales and marketing	242	144	474	263
Research and development	134	127	272	250
General and administrative	1,293	1,454	2,763	3,215

Total	$1,711	$1,759	$3,584	$3,788

Note 11. Business Segments

The Company has the following three reportable segments for the three- and six-month periods ended June 30, 2020:

•	Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

•	Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.

•	Analytical reference standards and services segment: includes supply of phytochemical reference standards and other research and development services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended	Consumer		Analytical Reference
June 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$11,720	$2,850	$717	$-	$15,287
Cost of sales	4,339	1,135	725	-	6,199

Gross profit	7,381	1,715	(8)	-	9,088

Operating expenses:
Sales and marketing	4,743	76	140	-	4,959
Research and development	805	137	-	-	942
General and administrative	-	-	-	6,874	6,874
Operating expenses	5,548	213	140	6,874	12,775

Operating income (loss)	$1,833	$1,502	$(148)	$(6,874)	$(3,687)

Three months ended	Consumer		Analytical Reference
June 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$8,744	$1,387	$970	$-	$11,101
Cost of sales	3,519	641	687	-	4,847

Gross profit	5,225	746	283	-	6,254

Operating expenses:
Sales and marketing	4,072	79	157	-	4,308
Research and development	875	194	-	-	1,069
General and administrative	-	-	-	7,932	7,932
Other	-	-	-	125	125
Operating expenses	4,947	273	157	8,057	13,434

Operating income (loss)	$278	$473	$126	$(8,057)	$(7,180)

Six months ended	Consumer		Analytical Reference
June 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$22,864	$5,325	$1,443	$-	$29,632
Cost of sales	8,641	2,191	1,401	-	12,233

Gross profit	14,223	3,134	42	-	17,399

Operating expenses:
Sales and marketing	9,152	(8)	262	-	9,406
Research and development	1,587	274	-	-	1,861
General and administrative	-	-	-	15,709	15,709
Operating expenses	10,739	266	262	15,709	26,976

Operating income (loss)	$3,484	$2,868	$(220)	$(15,709)	$(9,577)

Six months ended	Consumer		Analytical Reference
June 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$16,198	$2,881	$2,070	$-	$21,149
Cost of sales	6,590	1,454	1,550	-	9,594

Gross profit	9,608	1,427	520	-	11,555

Operating expenses:
Sales and marketing	7,989	191	302	-	8,482
Research and development	1,844	393	-	-	2,237
General and administrative	-	-	-	16,263	16,263
Other	-	-	-	125	125
Operating expenses	9,833	584	302	16,388	27,107

Operating income (loss)	$(225)	$843	$218	$(16,388)	$(15,552)

	Consumer		Analytical Reference
At June 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$14,392	$2,280	$950	$24,370	$41,992

	Consumer		Analytical Reference
At December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,137	$2,135	$918	$25,057	$40,247

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended June 30, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$11,720	$-	$-	$11,720
NIAGEN® Ingredient	-	1,995	-	1,995
Subtotal NIAGEN Related	$11,720	$1,995	$-	$13,715

Other Ingredients	-	855	-	855
Reference Standards	-	-	686	686
Consulting and Other	-	-	31	31
Subtotal Other Goods and Services	$-	$855	$717	$1,572

Total Net Sales	$11,720	$2,850	$717	$15,287

Three Months Ended June 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN , Consumer Product	$8,744	$-	$-	$8,744
NIAGEN Ingredient	-	1,080	-	1,080
Subtotal NIAGEN Related	$8,744	$1,080	$-	$9,824

Other Ingredients	-	307	-	307
Reference Standards	-	-	717	717
Consulting and Other	-	-	253	253
Subtotal Other Goods and Services	$-	$307	$970	$1,277

Total Net Sales	$8,744	$1,387	$970	$11,101

Six Months Ended June 30, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$22,864	$-	$-	$22,864
NIAGEN® Ingredient	-	3,956	-	3,956
Subtotal NIAGEN Related	$22,864	$3,956	$-	$26,820

Other Ingredients	-	1,369	-	1,369
Reference Standards	-	-	1,359	1,359
Consulting and Other	-	-	84	84
Subtotal Other Goods and Services	$-	$1,369	$1,443	$2,812

Total Net Sales	$22,864	$5,325	$1,443	$29,632

Six Months Ended June 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$16,198	$-	$-	$16,198
NIAGEN® Ingredient	-	2,190	-	2,190
Subtotal NIAGEN Related	$16,198	$2,190	$-	$18,388

Other Ingredients	-	691	-	691
Reference Standards	-	-	1,547	1,547
Consulting and Other	-	-	523	523
Subtotal Other Goods and Services	$-	$691	$2,070	$2,761

Total Net Sales	$16,198	$2,881	$2,070	$21,149

Disclosure of Major Customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Six months ended
Major Customers	Jun. 30, 2020	Jun. 30, 2019	Jun. 30, 2020	Jun. 30, 2019

Horizon Ventures - Related Party	10.2%	*	*	*
A.S. Watson Group - Related Party	*	17.2%	10.6%	15.1%

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Accounts	At June 30, 2020	At December 31, 2019

A.S. Watson Group - Related Party (1)	26.7%	39.0%
Dr. Loges	15.4%	*
Thorne Research	12.1%	*
Life Extension	10.1%	27.4%
Amazon Marketplaces	*	10.3%
_____________________
* Represents less than 10%.
(1) Includes approximately $0.1 million trade receivables from Horizon Ventures.

Note 12. Commitments and Contingencies

Inventory Purchase Obligations

In the second quarter of 2020, the Company entered into an amended manufacturing and supply agreement whereby the Company is obligated to purchase approximately $17.4 million of total inventory through June 30, 2021.The Company’s remaining purchase obligations as of June 30, 2020 were as follows:

Six Months Ending December 31, 2020	$7.3	Million
Six Months Ending June 30, 2021	$4.3	Million
Total	$11.6	Million

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

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment. Elysium filed its opening supplemental brief on October 30, 2019, ChromaDex filed its opening supplemental brief on November 18, 2019, and Elysium filed a reply brief on November 27, 2019, and the court heard argument on January 13, 2020. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part. On ChromaDex’s motion, the court granted summary judgment in favor of ChromaDex on Elysium’s counterclaims for (i) breach of contract related to manufacturing NIAGEN® according to the defined standard, selling NIAGEN and ingredients that are substantially similar to pterostilbene to other customers, distributing the NIAGEN® product specifications, and failing to provide information concerning the quality and identity of NIAGEN®, and (ii) breach of the implied covenant of good faith and fair dealing. The court denied summary judgment on Elysium’s counterclaims for (i) fraudulent inducement of the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium (the “License Agreement”), (ii) patent misuse, and (iii) unjust enrichment. On Elysium’s motion, the court granted summary judgment in favor of Elysium on ChromaDex’s claim for damages related to $110,000in avoided costs arising from documents that Elysium used in violation of the Supply Agreement, dated February 3, 2014, by and between ChromaDex, Inc. and Elysium, as amended (the “NIAGEN® Supply Agreement”). The court denied summary judgment on Elysium’s counterclaim for breach of contract related to certain refunds or credits to Elysium. The court also denied summary judgment on ChromaDex’s breach of contract claim against Morris and claims for disgorgement of $8.3 million in Elysium’s resale profits, $600,000 for a price discount received by Elysium, and $684,781 in Morris’s compensation.

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

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global COVID-19 pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The Court vacated the trial date on March 20, 2020. The Court held a telephonic status conference on June 9, 2020, during which the Court indicated that it will reschedule the jury trial as soon as conditions permit.

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

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of June 30, 2020, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, ChromaDex, Inc. served infringement contentions. On April 24, 2020, ChromaDex, Inc. moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to ChromaDex, Inc.’s motion for leave to amend and moved to dismiss ChromaDex, Inc. for alleged lack of standing. ChromaDex, Inc. filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. Elysium filed a Second Amended Answer on July 10, 2020. On July 22, 2020 the parties filed a Joint Claim Construction Chart and respective motions for claim construction. The parties’ Joint Claim Construction Brief is due on November 5, 2020. The Court will hold a Markman hearing on claim-construction issues on December 17, 2020.

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

Note 13. Subsequent Event

Subsequent to the period ended June 30, 2020, the Company entered into a lease amendment to lease additional space located in Longmont, Colorado. The lease amendment also extends the expiration of the lease period from February 2024 to December 2025. Pursuant to the lease amendment, the Company will make additional total lease payments of approximately $1.1 million during the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020, as amended on May 18, 2020 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and the six months ended June 30, 2020 compared with the three and the six months ended June 30, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

NAD levels are not constant, and in humans, NAD levels have been shown to decline by more than 50% from young adulthood to middle age. NAD continues to decline as humans grow older. There are other causes of NAD depletion, such as poor diet, alcohol consumption and a number of disease states. NAD levels may also be increased, including through calorie restriction and moderate exercise. Healthy aging, mitochondrial health and NAD continue to be areas of focus in the research community. As of 2020, there were over 350 published human clinical studies related to NAD. The areas of study include understanding NAD’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy and heart failure.

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside ("NR"), a novel form of vitamin B3. Data from numerous preclinical studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD precursor that significantly raises NAD levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under the U.S. Food and Drug Administration’s new dietary ingredient (“NDI”) notification program, has been successfully notified to the U.S. Food and Drug Administration (the “FDA”) as generally recognized as safe (“GRAS”), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD levels, increased cellular metabolism and increased energy production. NIAGEN® is the trade name for our proprietary ingredient NR, and is protected by patents to which we are the exclusive licensee.

ChromaDex is the world leader in the emerging NAD space. ChromaDex has amassed more than 200 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.

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

Impact of COVID-19

The COVID-19 pandemic continues to drive global uncertainty and disruption, which has created headwinds for our business. Our ecommerce business continues to perform relatively well in this challenging environment. Our retail business, including sales to A.S. Watson group and other partners in international markets, has been more impacted by the effects of COVID-19, due to store closures and reduced operating hours. To date, we have successfully navigated the business during the COVID-19 pandemic, managing our working capital effectively.

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

On April 27, 2020, the Company entered into a Securities Purchase Agreement with its existing stockholders Winsave Resources Limited and Pioneer Step Holdings Limited, pursuant to which the Company agreed to sell and issue an aggregate of $5.0 million of the Company’s common stock at a purchase price of $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement. The financing closed on May 7, 2020, pursuant to which the Company issued approximately 1.2 million shares of its common stock. The Company received proceeds of $4.9 million, net of offering costs.

In June 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (the “ATM Facility”). As of June 30, 2020, the Company has not sold any shares of its common stock pursuant to the ATM Facility.

As of June 30, 2020, the Company had approximately $18.9 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility.

Additional capital may come from other public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Our net sales and net loss for the three- and the six-month periods ending on June 30, 2020 and June 30, 2019 were as follows:

	Three months ending		Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Jun. 30, 2020	Jun. 30, 2019

Net sales	$15,287	$11,101	$29,632	$21,149
Net loss	(3,711)	(7,755)	(9,613)	(16,092)

Basic and diluted loss per common share	$(0.06)	$(0.14)	$(0.16)	$(0.29)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change
Net sales:
Consumer Products	$11,720	$8,744	34%	$22,864	$16,198	41%
Ingredients	2,850	1,387	105%	5,325	2,881	85%
Analytical reference standards and services	717	970	-26%	1,443	2,070	-30%

Total net sales	$15,287	$11,101	38%	$29,632	$21,149	40%

Total net sales increased by 38% and 40% for the three- and six-month periods ended June 30, 2020, respectively, compared to the comparable periods in 2019.

•	The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017.

•	The increase in sales for the ingredients segment is largely due to strong demand from our NIAGEN® ingredient customers, who resell NIAGEN® under their own brands.

•

The decrease in sales for the analytical reference standards and services is largely due to the spinoff of the regulatory consulting business unit in November 2019.The regulatory consulting business generated net sales of approximately $417,000 in the first half of 2019.In addition, sales of analytical reference standards decreased largely due to the effects of COVID-19.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Six months ending
(In thousands)	Jun. 30, 2020		Jun. 30, 2019		Jun. 30, 2020		Jun. 30, 2019
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$4,339	37%	$3,519	40%	$8,641	38%	$6,590	41%
Ingredients	1,135	40%	641	46%	2,191	41%	1,454	50%
Analytical reference standards and services	725	101%	687	71%	1,401	97%	1,550	75%

Total cost of sales	$6,199	41%	$4,847	44%	$12,233	41%	$9,594	45%

The cost of sales, as a percentage of net sales, decreased by 3% and 4% for the three- and six-month periods ended June 30, 2020, respectively, compared to the comparable periods in 2019.

•

The cost of sales, as a percentage of net sales, for the consumer products segment decreased by 3% for each of the three- and six-month periods ended June 30, 2020, compared to the comparable periods in 2019. Product cost savings initiatives and overall scale on our supply chain drove the decrease in cost of sales.

•

The cost of sales, as a percentage of net sales, for the ingredients segment decreased 6% and 9% for the three- and six-month periods ended June 30, 2020, compared to the comparable periods in 2019.A portion of this decrease was realized in the form of a rebate from a supplier for prior year efficiency initiatives, which was recorded in the second quarter of 2020.In addition, we had an inventory write off of approximately $154,000 related to our decision to wind down sales for a certain ingredient in the first half of 2019.

•

The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 30% and 22% for the three- and the six-month periods ended June 30, 2020, compared to the comparable periods in 2019.The decrease in sales of analytical reference standards and services due to the spinoff of the regulatory consulting business in November 2019 and the effects of COVID-19 led to a lower labor and overhead utilization rate, which resulted in our cost of sales increasing as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change
Gross profit:
Consumer Products	$7,381	$5,225	41%	$14,223	$9,608	48%
Ingredients	1,715	746	130%	3,134	1,427	120%
Analytical reference standards and services	(8)	283	-103%	42	520	-92%

Total gross profit	$9,088	$6,254	45%	$17,399	$11,555	51%

•

The consumer products segment posted gross profit of $7.4 million and $14.2 million for the three- and the six-month periods ending June 30, 2020, an increase of 41% and 48%, respectively, compared to the comparable periods in 2019. The increased gross profit was due to higher sales, product cost savings initiatives and scale on our supply chain operations.

•

The ingredients segment posted gross profit of $1.7 million and $3.1 million for the three- and the six-month periods ending June 30, 2020, respectively, an increase of 130% and 120%, respectively, compared to the comparable periods in 2019. The increased gross profit for the ingredients segment was largely due to higher sales to key customers, scale on our supply chain operations, and a rebate related to savings from prior year efficiency initiatives.

•

The decreased gross profit for the analytical reference standards and services segment was largely due to the decreased sales resulting from the spinoff of the regulatory consulting business and the effects of COVID-19. Fixed supply chain labor and overhead costs make up a substantial portion of the costs and these fixed labor and overhead costs did not decrease in proportion to sales, yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change
Sales and marketing expenses:
Consumer Products	$4,743	$4,072	16%	$9,152	$7,989	15%
Ingredients	76	79	-4%	(8)	191	-104%
Analytical reference standards and services	140	157	-11%	262	302	-13%

Total sales and marketing expenses	$4,959	$4,308	15%	$9,406	$8,482	11%

28

•

For the consumer products segment, the increase during the three- and six-month periods ended June 30, 2020 is largely due to increased staffing as well as direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs.

•

For the ingredients segment, selling and marketing expenses decreased slightly.We reversed approximately $114,000 of certain accrued commission expense during the first quarter of 2020, as we were no longer obligated to pay the commission.

•

For the analytical reference standards and services segment, the decrease in selling and marketing expenses during the three- and six-month periods ended June 30, 2020 is mainly due to our efforts to optimize our spending during the COVID-19 pandemic.

Operating Expenses-Research and Development

Research and development expenses mainly consist primarily of clinical trials, regulatory approvals, product development and process development expenses.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change
Research and development expenses:
Consumer Products	$805	$875	-8%	$1,587	$1,844	-14%
Ingredients	137	194	-29%	274	393	-30%

Total research and development expenses	$942	$1,069	-12%	$1,861	$2,237	-17%

•

We are allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the three- and the six-month periods ended June 30, 2020 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change

General and administrative	$6,874	$7,932	-13%	$15,709	$16,263	-3%

29

•

The decrease in general and administrative expenses for the three- and six-month periods ended June 30, 2020, compared to the comparable periods in 2019 was largely due to a decrease in legal expenses.Our legal expenses decreased to approximately $1.8 million and $4.2 million in the three- and six-month periods ended June 30, 2020, compared to approximately $2.9 million and $6.2 million in the comparable periods in 2019.

•

During the three- and six-month periods ended June 30, 2020, we incurred approximately $0.3 million and $1.2 million, respectively, of severance and restructuring expenses.These expenses relate to realignment of the business operations to reduce redundancies and improve efficiencies as we scale the business.

Non-operating Expenses-Interest Expense, net

Interest expense, net consists of interest earned from bank deposit accounts less interest expenses on convertible notes and finance leases.

	Three months ending			Six months ending
(In thousands)	Jun. 30, 2020	Jun. 30, 2019	Change	Jun. 30, 2020	Jun. 30, 2019	Change

Interest expense, net	$(24)	$(575)	Not Meaningful	$(36)	$(540)	Not Meaningful

•

In the second quarter of 2019, we incurred debt issuance costs of approximately $0.6 million in connection with the issuance of convertible promissory notes in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The issuance costs were recorded as a debt discount and have been amortized as interest expense using the effective interest method. We did not incur debt issuance costs in the three- or six-month periods ended June 30, 2020.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2020, and June 30, 2019, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and the six-month periods ended June 30, 2020, and June 30, 2019, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the six-month period ended June 30, 2020 was approximately $432,000 as compared to $363,000 for the six-month period ended June 30, 2019. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the six-month period ended June 30, 2020 was approximately $122,000 as compared to $122,000 for the six-month period ended June 30, 2019. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the six-month period ended June 30, 2020 was approximately $187,000 as compared to $279,000 for the six-month period ended June 30, 2019.

Liquidity and Capital Resources

From inception through June 30, 2020, we have incurred aggregate losses of approximately $131.5 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing selling and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan. There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.

On April 27, 2020, the Company entered into a Securities Purchase Agreement with its existing stockholders, Winsave Resources Limited and Pioneer Step Holdings Limited, pursuant to which the Company agreed to sell and issue an aggregate of $5.0 million of the Company’s common stock at a purchase price of $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement. The financing closed on May 7, 2020, pursuant to which the Company issued approximately 1.2 million shares of its common stock. The Company received proceeds of $4.9 million, net of offering costs.

While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months, we may seek additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was approximately $6.8 million as compared to approximately $12.1 million for the six months ended June 30, 2019. Along with the net loss, a decrease in allowance for doubtful trade receivables and an increase in inventories were the largest uses of cash during the six-month period ended June 30, 2020, partially offset by a decrease in trade receivables, an increase in accrued expenses and noncash share-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2019 largely reflects the net loss, partially offset by an increase in deferred revenue and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 2020, compared to approximately $0.4 million for the six months ended June 30, 2019. Net cash used in investing activities for the six months ended June 30, 2020 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the six months ended June 30, 2019 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $7.0 million for the six months ended June 30, 2020, compared to approximately $9.6 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 primarily consisted of proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the sale of convertible notes and the exercise of stock options.

Contractual Obligations and Commitments

During the six months ended June 30, 2020, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in consolidated financial statements under ASC 450 – Contingencies.

The Company has developed and adopted an applicable remedial control addressing the material weakness that existed in its control over its financial reporting for the quarter ended June 30, 2020. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2020.

Our Chief Executive Officer and Chief Financial Officer believe that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Among the potential effects of COVID-19 include, but are not limited to, the following:

•	Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders.
•	Reduced demand for our products due to store closures and reduced operating hours of our customers.
•	Disruptions in supply chain, leading to inadequate levels of inventory that may lower our sales.

For example, our retail business, including sales to A.S. Watson group and other partners in international markets, has been impacted by the effects of COVID-19, due to store closures and reduced operating hours.

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

We have recorded a net loss of approximately $9.6 million for the six months ended June 30, 2020 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $32.1 million and $33.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of June 30, 2020, our accumulated deficit was approximately $131.5 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of June 30, 2020, our cash and cash equivalents totaled approximately $18.9 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the ATM Facility, or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

*Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of June 30, 2020. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in our consolidated financial statements under ASC 450 – Contingencies. The material weakness has not been remediated as of June 30, 2020. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Our capital requirements will depend on many factors.

Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;

•	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and

•	unanticipated general and administrative expenses, including expenses involved with our ongoing litigation with Elysium.

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

A.S. Watson Group accounted for approximately 11% of our sales during the six months ended June 30, 2020. Due to COVID-19, our sales to A.S. Watson Group decreased in the second quarter of 2020 compared to the first quarter of 2020 as A.S. Watson Group was negatively impacted by store closures and reduced operating hours. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

Our consumer products business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create greater awareness of our brand;

•	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;

•	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs (including creative and media) to maintain acceptable customer acquisition costs;

•	acquire cost-effective television advertising;

•	select the most effective markets, media and specific media vehicles in which to market and advertise; and

•	convert consumer inquiries into actual orders.

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

*Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products by our competitors;

•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	the decision by significant customers to reduce purchases;

•	disputes and litigation with competitors;

•	our ability to attract and retain key personnel in a timely and cost-effective manner;

•	technical difficulties;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	regulation by federal, state or local governments; and

•	general economic conditions as well as economic conditions specific to the healthcare industry.

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

41

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

We may bear financial risk if we underprice our contracts or overrun cost estimates.

In cases where our contracts are structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

*We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to COVID-19, there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. For example, W.R. Grace & Co.-Conn. (“Grace”) is the exclusive manufacturer to us for the supply of NR. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.

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

*Government regulations of our customer’s business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.

The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce GMPs, and other regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

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

Risks Related to the Securities Markets and Ownership of our Equity Securities

*The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	our operating results are below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof,;

•	announcements of technological innovations or new products by us or our competitors;

•	acceptance of and demand for our products by consumers;

•	media coverage regarding our industry or us;

•	litigation;

•	disputes with or our inability to collect from significant customers;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices;

•	economic and other external factors, including effects of the COVID-19 pandemic;

•	reductions in purchases from our large customers;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

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

As of June 30, 2020, we had outstanding options for an aggregate of approximately 11.5 million shares of common stock at a weighted average exercise price of $3.86 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

*Our amended and restated bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $5.0 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement (the “Financing”). On May 7, 2020, the Company closed the Financing and issued approximately 1.2 million shares of its Common Stock. The Company received proceeds of $4.9 million, net of offering costs. The shares issued pursuant to the Financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

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
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4

Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1

Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2

Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3

Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

4.6

Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

4.7

Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2019)

4.8

Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020)

10.1

Securities Purchase Agreement, dated April 27, 2020, by and among ChromaDex Corporation and Winsave Resources Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on April 29, 2020)

10.2

At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc. (incorporated by reference to, and filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-239144) filed with the Commission on June 12, 2020)

10.3

ChromaDex Corporation 2017 Equity Incentive Plan, as amended (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 22, 2020)+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

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

CHROMADEX CORPORATION

Date: August 6, 2020	By:	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer
(principal financial and accounting officer and duly authorized on behalf of the registrant)

