Form 10-Q
period 2020-09-30
ChromaDex Corp.
filed 2020-11-04
CIK 1386570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Commission File Number: 001-37752

CHROMADEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 600, Los Angeles, CA	90024
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 388-6706

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each exchange on which registered
Common Stock, $0.001 par value per share	CDXC	The Nasdaq Capital Market

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

As of November 3, 2020 there were 61,787,728 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2020 and December 31, 2019
(In thousands, except per share data)

	Sep. 30, 2020	Dec. 31, 2019
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$15,478	$18,812
Trade receivables, net of allowances of $0.0 million and $2.8 million, respectively;
Receivables from Related Party: $1.0 million and $0.8 million, respectively	3,214	2,175
Inventories	11,031	11,535
Prepaid expenses and other assets	1,005	996
Total current assets	30,728	33,518

Leasehold Improvements and Equipment, net	3,307	3,765
Intangible Assets, net	1,147	1,311
Right of Use Assets	1,323	891
Other Long-term Assets	910	762

Total assets	$37,415	$40,247

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,881	$9,626
Accrued expenses	5,173	4,415
Current maturities of operating lease obligations	650	595
Current maturities of finance lease obligations	83	258
Customer deposits	228	169
Total current liabilities	13,015	15,063

Deferred Revenue	3,820	3,873
Operating Lease Obligations, Less Current Maturities	1,070	848
Finance Lease Obligations, Less Current Maturities	23	18

Total liabilities	17,928	19,802

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001par value; authorized 150,000 shares;
issued and outstanding September 30, 2020 61,587 shares and
December 31, 2019 59,562 shares	62	60
Additional paid-in capital	155,156	142,285
Accumulated deficit	(135,728)	(121,900)
Cumulative translation adjustments	(3)	-
Total stockholders' equity	19,487	20,445

Total liabilities and stockholders' equity	$37,415	$40,247

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and the Nine Month Periods Ended September 30, 2020 and September 30, 2019

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019

Sales, net	$14,180	$12,053	$43,812	$33,202
Cost of sales	5,726	5,304	17,959	14,898

Gross profit	8,454	6,749	25,853	18,304

Operating expenses:
Sales and marketing	5,223	4,626	14,629	13,108
Research and development	880	1,044	2,741	3,281
General and administrative	6,547	7,967	22,256	24,230
Other	-	-	-	125
Operating expenses	12,650	13,637	39,626	40,744

Operating loss	(4,196)	(6,888)	(13,773)	(22,440)

Nonoperating expense:
Interest expense, net	(19)	(314)	(55)	(854)
Nonoperating expense	(19)	(314)	(55)	(854)

Net loss	$(4,215)	$(7,202)	$(13,828)	$(23,294)

Basic and diluted loss per common share	$(0.07)	$(0.12)	$(0.23)	$(0.41)

Basic and diluted weighted average
common shares outstanding	61,695	57,658	60,797	56,182

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Month Periods Ended September 30, 2020 and September 30, 2019

(In thousands)

			Additional		Cumulative	Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, June 30, 2020	61,421	61	153,036	(131,513)	(3)	21,581

Exercise of stock options	166	1	546	-	-	547

Share-based compensation	-	-	1,574	-	-	1,574

Net loss	-	-	-	(4,215)	-	(4,215)

Balance, September 30, 2020	61,587	$62	$155,156	$(135,728)	$(3)	$19,487

			Additional		Cumulative	Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, June 30, 2019	55,384	$55	$120,935	$(105,845)	$-	$15,145

Issuance of common stock, net of offering costs of $0.2 million	1,568	1	6,772	-	-	6,773

Issuance of common stock for conversion of debt and accrued interest	2,267	2	10,121	-	-	10,123

Debt discount to convertible notes	-	-	282	-	-	282

Exercise of stock options	119	1	334	-	-	335

Exercise of warrants	44	-	-	-	-	-

Share-based compensation	-	-	1,686	-	-	1,686

Net loss	-	-	-	(7,202)	-	(7,202)

Balance, September 30, 2019	59,382	$59	$140,130	$(113,047)	$-	$27,142

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Month Periods Ended September 30, 2020 and September 30, 2019

(In thousands)

			Additional		Cumulative	Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, December 31, 2019	59,562	$60	$142,285	$(121,900)	$-	$20,445

Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855	-	-	4,856

Exercise of stock options	800	1	2,858	-	-	2,859

Share-based compensation	-	-	5,158	-	-	5,158

Translation adjustment	-	-	-	-	(3)	(3)

Net loss	-	-	-	(13,828)	-	(13,828)

Balance, September 30, 2020	61,587	$62	$155,156	$(135,728)	$(3)	$19,487

			Additional		Cumulative	Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Adjustments	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$-	$27,178

Issuance of common stock, net of offering costs of $0.2 million	1,568	1	6,772	-	-	6,773

Issuance of common stock for conversion of debt and accrued interest	2,267	2	10,121	-	-	10,123

Debt discount to convertible notes	-	-	282	-	-	282

Exercise of stock options	247	1	605	-	-	606

Exercise of warrants	44	-	-	-	-	-

Share-based compensation	167	-	5,474	-	-	5,474

Net loss	-	-	-	(23,294)	-	(23,294)

Balance, September 30, 2019	59,382	$59	$140,130	$(113,047)	$-	$27,142

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2020 and September 30, 2019

(In thousands)

	Sep. 30, 2020	Sep. 30, 2019

Cash Flows From Operating Activities
Net loss	$(13,828)	$(23,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	652	559
Amortization of intangibles	182	184
Amortization of right of use assets	284	423
Share-based compensation expense	5,158	5,474
Allowance for doubtful trade receivables	(2,737)	(4)
Amortization of convertible notes issuance costs	-	846
Non-cash financing costs	75	123
Changes in operating assets and liabilities:
Trade receivables	1,698	(1,590)
Inventories	504	(1,570)
Prepaid expenses and other assets	(185)	(353)
Accounts payable	(2,745)	(3,379)
Accrued expenses	757	(619)
Deferred revenue	(53)	3,873
Customer deposits and other	56	(14)
Principal payments on operating leases	(440)	(488)
Net cash used in operating activities	(10,622)	(19,829)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(147)	(463)
Purchases of intangible assets	(18)	(10)
Investment in other long-term assets	(16)	(48)
Net cash used in investing activities	(181)	(521)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	4,856	6,773
Proceeds from sale of convertible notes	-	10,000
Payment of convertible notes issuance costs	-	(565)
Proceeds from exercise of stock options	2,859	606
Payment of debt issuance costs	(30)	-
Principal payments on finance leases	(216)	(201)
Net cash provided by financing activities	7,469	16,613

Net decrease in cash	(3,334)	(3,737)

Cash Beginning of Period, including restricted cash of $0.2 million for both 2020 and 2019	18,812	22,616

Cash Ending of Period, including restricted cash $0.2 million for both 2020 and 2019	$15,478	$18,879

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$11	$26

Supplemental Schedule of Noncash Operating Activity
Financing lease obligation incurred for prepayment of licensing fees	$-	$99
Operating lease obligation incurred for entering into lease amendment	$716	$-

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$47	$143
Operating lease obligation incurred for tenant improvement credit received	$-	$64

Supplemental Schedule of Noncash Financing Activity
Issuance of common stock for conversion of debt and accrued interest	$-	$10,123

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., Healthspan Research, LLC, ChromaDex Analytics, Inc. and ChromaDex Asia Limited (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 30, 2020 and results of operations and cash flows for the three and the nine months ended September 30, 2020 and September 30, 2019. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2020, as amended on May 18, 2020.  Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2020.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Note 3. Liquidity

The Company's net cash outflow from operating activities was approximately $10.6 million for the nine-month period ended September 30, 2020.  As of September 30, 2020, cash and cash equivalents totaled approximately $15.5 million, which includes restricted cash of approximately $0.2 million.

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

Note 5. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and the nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sep. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019

Net loss	$(4,215)	$(7,202)	$(13,828)	$(23,294)

Basic and diluted loss per common share	$(0.07)	$(0.12)	$(0.23)	$(0.41)

Basic and diluted weighted average
common shares outstanding (1):	61,695	57,658	60,797	56,182

Potentially dilutive securities (2):
Stock options	11,466	10,787	11,466	10,787

_______________

(1)	Includes approximately 0.2 million and 0.2 million nonvested restricted stock for the periods ending Sep. 30, 2020and Sep. 30, 2019, respectively, which are participating securities that feature voting and dividend rights.

(2)	Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Sep. 30, 2020	Net sales Three months ended Sep. 30, 2019	Net sales Nine months ended Sep. 30, 2020	Net sales Nine months ended Sep. 30, 2019	Trade receivable at Sep. 30, 2020	Trade receivable at Dec. 31, 2019
A.S. Watson Group	$2.5 million	$2.3 million	$5.6 million	$5.5 million	$1.0 million	$0.8 million
Horizon Ventures (1)	-	-	$1.6 million	-	-	-
Total	$2.5 million	$2.3 million	$7.2 million	$5.5 million	$1.0 million	$0.8 million

_______________

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

(1) For the nine months ended September 30, 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals.

Note 7. Inventories

The amounts of major classes of inventory as of September 30, 2020 and December 31, 2019 are as follows:

(In thousands)	Sep. 30, 2020	Dec. 31, 2019
Consumer Products - Finished Goods	$7,242	$4,877
Consumer Products - Work in Process	1,971	4,659
Bulk ingredients	1,194	1,364
Reference standards	624	635
	$11,031	$11,535

Note 8. Stock Issuance

On April 27, 2020, the Company entered into a Securities Purchase Agreement with related parties pursuant to which the Company agreed to sell and issue approximately 1.2 million shares for $5.0 million, or $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement (the “Financing”).  On May 7, 2020, the Company closed the Financing and received proceeds of $4.9 million, net of offering costs.

Note 9. Leases

Operating Leases

On August 3, 2020, the Company entered into a lease amendment to lease additional space located in Longmont, Colorado.  The lease amendment extends the expiration of the lease period from February 2024 to December 2025.  Pursuant to the lease amendment, the Company will make additional total lease payments of approximately $0.9 million during the term of the lease.

As of September 30, 2020, the Company had operating lease assets in right of use assets of approximately $1.3 million and corresponding operating lease liabilities of approximately $1.7 million.  For the three and the nine months ended September 30, 2020 and September 30, 2019, the following were expenses incurred in connection with our operating leases:

(In thousands)	For the Three Months Ended Sep. 30, 2020	For the Three Months Ended Sep. 30, 2019	For the Nine Months Ended Sep. 30, 2020	For the Nine Months Ended Sep. 30, 2019
Operating leases
Operating lease expense	$120	$180	$359	$540
Variable lease expense	5	61	139	182
Operating lease expense	125	241	498	722
Short-term lease rent expense	63	4	191	7
Total expense	$188	$245	$689	$729

At Sep. 30, 2020
Weighted-average remaining lease term (years) – operating leases	2.7
Weighted-average discount rate – operating leases	7.2%

Minimum future lease payments under operating leases as of September 30, 2020 are as follows:

(In thousands)
Nine months ending December 31, 2020	$175
Year Ending December 31, 2021	622
Year Ending December 31, 2022	289
Year Ending December 31, 2023	289
Year Ending December 31, 2024	306
Year Ending December 31, 2025	316
Total	1,996
Less present value discount	276
Operating lease liabilities	1,720
Less current portion	650
Long-term obligations under operating leases	$1,070

Finance Leases

As of September 30, 2020, the Company had finance lease assets in equipment assets of approximately $0.4 million and corresponding finance lease liabilities of approximately $0.1 million.  For the three and the nine months ended September 30, 2020 and September 30, 2019, the following were expenses incurred in connection with our finance leases:

(In thousands)	For the Three Months Ended Sep. 30, 2020	For the Three Months Ended Sep. 30, 2019	For the Nine Months Ended Sep. 30, 2020	For the Nine Months Ended Sep. 30, 2019
Finance leases
Amortization of equipment assets	$22	$19	$83	$56
Interest on lease liabilities	2	8	11	26
Total expenses	$24	$27	$94	$82

At Sep. 30, 2020
Weighted-average remaining lease term (years) – finance leases	1.1
Weighted-average discount rate – finance leases	7.7%

Minimum future lease payments under finance leases as of September 30, 2020 are as follows:

(In thousands)
Three Months Ending December 31, 2020	$58
Year Ending December 31, 2021	32
Year Ending December 31, 2022	21
Total	111
Less present value discount	5
Finance lease liabilities	106
Less current portion	83
Long-term obligations under finance leases	$23

Note 10. Share-Based Compensation

Equity Plans

On June 20, 2017, the stockholders of the Company approved the ChromaDex Corporation 2017 Equity Incentive Plan (the "2017 Plan"). The Company's Board of Directors amended the 2017 Plan in January 2018 and the stockholders of the Company approved amendments to the 2017 Plan in June 2018 and June 2020. The 2017 Plan is the successor to the ChromaDex Corporation Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"). As of September 30, 2020, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares from the 2007 Plan or the 2017 Plan, such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 6.7 million shares at September 30, 2020.

General Vesting Conditions

The stock option awards generally vest ratably over a three-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee of the Board of Directors.

The fair value of the Company’s stock options that are not market based is estimated at the date of grant using the Black-Scholes option pricing model.  The table below outlines the weighted average assumptions for options granted during the nine months ended September 30, 2020.

Nine months Ended September 30, 2020
Expected term	6	years
Expected volatility		66%
Risk-free rate		1%
Expected dividends		0%

Service Period Based Stock Options

The following table summarizes activity of service period-based stock options at September 30, 2020 and changes during the nine months then ended (in thousands except per-share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	9509	$3.86	6.9

Options Granted	2,601	3.87	10.0	$2.27
Options Exercised	(758)	3.67			$1,024
Options Expired	(259)	4.66
Options Forfeited	(708)	3.49
Outstanding at Sep. 30, 2020	10,385	$3.88	7.0		$4,508	*

Exercisable at Sep. 30, 2020	6,495	$3.81	5.7		$3,314	*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.01, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2020.

Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee of the Board of Directors. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at September 30, 2020 and changes during the nine months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2019	42	$1.89	3.1

Options Granted	164	4.34	4.0	$2.26
Options Exercised	(42)	1.89			$100
Options Forfeited	(83)	4.34
Outstanding at Sep. 30, 2020	81	$4.34	3.3		$0	*

Exercisable at Sep. 30, 2020	81	$4.34	3.3		$0	*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.01, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2020.

Total Remaining Unamortized Compensation for Stock Options

As of September 30, 2020, there was approximately $7.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for employee stock options.  That cost is expected to be recognized over a weighted average period of 2 years.

Share-Based Compensation

Share-based compensation expenses were as follows:

	Three months ending		Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019
Share-based compensation expense
Cost of sales	$42	$34	$117	$94
Sales and marketing	336	215	810	479
Research and development	133	139	405	389
General and administrative	1,063	1,298	3,826	4,512

Total	$1,574	$1,686	$5,158	$5,474

Note 11. Business Segments

The Company has the following three reportable segments for the three- and nine-month periods ended September 30, 2020:

•	Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

•	Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.

•	Analytical reference standards and services segment: includes supply of phytochemical reference standards and other research and development services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination.  The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended	Consumer		Analytical Reference
September 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$11,904	$1,510	$766	$-	$14,180
Cost of sales	4,404	599	723	-	5,726

Gross profit	7,500	911	43	-	8,454

Operating expenses:
Sales and marketing	5,018	47	158	-	5,223
Research and development	819	61	-	-	880
General and administrative	-	-	-	6,547	6,547
Operating expenses	5,837	108	158	6,547	12,650

Operating income (loss)	$1,663	$803	$(115)	$(6,547)	$(4,196)

Three months ended	Consumer		Analytical Reference
September 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$9,725	$1,239	$1,089	$-	$12,053
Cost of sales	3,901	614	789	-	5,304

Gross profit	5,824	625	300	-	6,749

Operating expenses:
Sales and marketing	4,451	45	130	-	4,626
Research and development	910	134	-	-	1,044
General and administrative	-	-	-	7,967	7,967
Other	-	-	-	-	-
Operating expenses	5,361	179	130	7,967	13,637

Operating income (loss)	$463	$446	$170	$(7,967)	$(6,888)

Nine months ended	Consumer		Analytical Reference
September 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$34,768	$6,835	$2,209	$-	$43,812
Cost of sales	13,045	2,790	2,124	-	17,959

Gross profit	21,723	4,045	85	-	25,853

Operating expenses:
Sales and marketing	14,170	39	420	-	14,629
Research and development	2,406	335	-	-	2,741
General and administrative	-	-	-	22,256	22,256
Operating expenses	16,576	374	420	22,256	39,626

Operating income (loss)	$5,147	$3,671	$(335)	$(22,256)	$(13,773)
Nine months ended	Consumer		Analytical Reference
September 30, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$25,923	$4,120	$3,159	$-	$33,202
Cost of sales	10,491	2,068	2,339	-	14,898

Gross profit	15,432	2,052	820	-	18,304

Operating expenses:
Sales and marketing	12,440	236	432	-	13,108
Research and development	2,754	527	-	-	3,281
General and administrative	-	-	-	24,230	24,230
Other	-	-	-	125	125
Operating expenses	15,194	763	432	24,355	40,744

Operating income (loss)	$238	$1,289	$388	$(24,355)	$(22,440)

	Consumer		Analytical Reference
At September 30, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,956	$2,036	$928	$21,495	$37,415

	Consumer		Analytical Reference
At December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,137	$2,135	$918	$25,057	$40,247

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  See details in the tables below.

Three Months Ended September 30, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$11,904	$-	$-	$11,904
NIAGEN® Ingredient	-	879	-	879
Subtotal NIAGEN Related	$11,904	$879	$-	$12,783

Other Ingredients	-	631	-	631
Reference Standards	-	-	695	695
Consulting and Other	-	-	71	71
Subtotal Other Goods and Services	$-	$631	$766	$1,397

Total Net Sales	$11,904	$1,510	$766	$14,180

Three Months Ended September 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$9,725	$-	$-	$9,725
NIAGEN® Ingredient	-	731	-	731
Subtotal NIAGEN Related	$9,725	$731	$-	$10,456

Other Ingredients	-	508	-	508
Reference Standards	-	-	764	764
Consulting and Other	-	-	325	325
Subtotal Other Goods and Services	$-	$508	$1,089	$1,597

Total Net Sales	$9,725	$1,239	$1,089	$12,053

Nine Months Ended September 30, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$34,768	$-	$-	$34,768
NIAGEN® Ingredient	-	4,835	-	4,835
Subtotal NIAGEN Related	$34,768	$4,835	$-	$39,603

Other Ingredients	-	2,000	-	2,000
Reference Standards	-	-	2,054	2,054
Consulting and Other	-	-	155	155
Subtotal Other Goods and Services	$-	$2,000	$2,209	$4,209

Total Net Sales	$34,768	$6,835	$2,209	$43,812

Nine Months Ended September 30, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$25,923	$-	$-	$25,923
NIAGEN® Ingredient	-	2,921	-	2,921
Subtotal NIAGEN Related	$25,923	$2,921	$-	$28,844

Other Ingredients	-	1,199	-	1,199
Reference Standards	-	-	2,311	2,311
Consulting and Other	-	-	848	848
Subtotal Other Goods and Services	$-	$1,199	$3,159	$4,358

Total Net Sales	$25,923	$4,120	$3,159	$33,202

Disclosure of Major Customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended		Nine months ended
Major Customers	Sep. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019

A.S. Watson Group - Related Party	17.7%	18.8%	12.9%	16.5%

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Accounts	At September 30, 2020	At December 31, 2019

A.S. Watson Group - Related Party	30.6%	39.0%
Amazon Marketplaces	15.9%	10.3%
Life Extension	15.7%	27.4%
Matakana Health	13.4%	*

* Represents less than 10%.

Note 12. Commitments and Contingencies

Inventory Purchase Obligations

In the third quarter of 2020, the Company entered into an amended manufacturing and supply agreement whereby the Company is obligated to purchase approximately $18.3 million of total inventory through December 31, 2021.  The Company’s remaining purchase obligations as of September 30, 2020 were as follows:

Three Months Ending December 31, 2020	$3.7Million
Twelve Months Ending December 31, 2021	$14.6 Million
Total	$18.3 Million

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

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global COVID-19 pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The court vacated the trial date on March 20, 2020. The court held a telephonic status conference on June 9, 2020, during which the court indicated that it will reschedule the jury trial as soon as conditions permit. On October 21, 2020, the court ordered the parties to confer and submit by no later than November 4, 2020, a joint status report that includes a proposed trial date.

(B) Southern District of New York Action

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

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of September 30, 2020, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

(C) Delaware – Patent Infringement Action

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

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, ChromaDex, Inc. served infringement contentions. On April 24, 2020, ChromaDex, Inc. moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff.  On May 5, 2020, Elysium filed its opposition to ChromaDex, Inc.’s motion for leave to amend and moved to dismiss ChromaDex, Inc. for alleged lack of standing.  ChromaDex, Inc. filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. The Court held a hearing on the motion for leave to amend the complaint and Elysium’s motion to dismiss on September 16, 2020, but has not yet issued a ruling. Elysium filed a Second Amended Answer on July 10, 2020. On July 22, 2020 the parties filed a Joint Claim Construction Chart and respective motions for claim construction. The parties’ Joint Claim Construction Brief is due on November 5, 2020. The Court will hold a Markman hearing on claim-construction issues on December 17, 2020.

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

Growth and percentage comparisons made herein generally refer to the three and the nine months ended September 30, 2020 compared with the three and the nine months ended September 30, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD and inventor of nicotinamide riboside, Dr. Rudy Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, and Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus.

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

We have experienced shipment delays from our suppliers; however, we have not encountered any major disruptions in our supply chain.  We have been maintaining adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands.  Overall, we believe the supply chain disruptions arising from COVID-19 will not have a material impact to our business operations.

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

In June 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (the “ATM Facility”). As of September 30, 2020, the Company has not sold any shares of its common stock pursuant to the ATM Facility.

As of September 30, 2020, the Company had approximately $15.5 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months.  We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.  In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process.  Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility.

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

Effective as of September 17, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement”), originally effective in January 2016 with W.R. Grace & Co. –Conn. (“Grace”).   In January 2019, Grace was issued patents related to the manufacturing of the crystalline form of NR (the “Grace Patents”). Pursuant to the Sixth Amendment, the Grace Manufacturing Agreement expires on December 31, 2021, subject to additional two-year renewal periods to be negotiated by the parties.  In addition, the Grace Manufacturing Agreement may be terminated by (a) the Company by providing 12 months’ notice prior to the end of the current term, (b) Grace by providing 12 months’ notice of its intent to cease manufacture of NR (a “Market Exit”) and (c) a party in the case of (1) a material breach by the other party that is not cured within 30 days, (2) three material breaches by the other party in any 12 month period, or (3) bankruptcy of the other party.  In the event that certain conditions are met, then the Company will become a licensee of the Grace Patents.

Our net sales and net loss for the three- and the nine-month periods ending on September 30, 2020 and September 30, 2019 were as follows:

	Three months ending		Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019

Net sales	$14,180	$12,053	$43,812	$33,202
Net loss	(4,215)	(7,202)	(13,828)	(23,294)

Basic and diluted loss per common share	$(0.07)	$(0.12)	$(0.23)	$(0.41)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change
Net sales:
Consumer Products	$11,904	$9,725	22%	$34,768	$25,923	34%
Ingredients	1,510	1,239	22%	6,835	4,120	66%
Analytical reference standards and services	766	1,089	-30%	2,209	3,159	-30%

Total net sales	$14,180	$12,053	18%	$43,812	$33,202	32%

Total net sales increased by 18% and 32% for the three- and nine-month periods ended September 30, 2020, respectively, compared to the comparable periods in 2019.

•	The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017.

•	The increase in sales for the ingredients segment is largely due to strong demand from our NIAGEN® ingredient customers, who resell NIAGEN® under their own brands.

•	The decrease in sales for the analytical reference standards and services is largely due to the spinoff of the regulatory consulting business unit in November 2019.The regulatory consulting business generated net sales of approximately $0.7 million in the first nine months of 2019.In addition, sales of analytical reference standards decreased largely due to the effects of COVID-19.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending				Nine months ending
(In thousands)	Sep. 30, 2020		Sep. 30, 2019		Sep. 30, 2020		Sep. 30, 2019
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$4,404	37%	$3,901	40%	$13,045	38%	$10,491	40%
Ingredients	599	40%	614	50%	2,790	41%	2,068	50%
Analytical reference standards and services	723	94%	789	72%	2,124	96%	2,339	74%

Total cost of sales	$5,726	40%	$5,304	44%	$17,959	41%	$14,898	45%

The cost of sales, as a percentage of net sales, decreased by 4% for each of the three- and nine-month periods ended September 30, 2020, compared to the comparable periods in 2019.

•	The cost of sales, as a percentage of net sales, for the consumer products segment decreased by 3% and 2% for the three- and nine-month periods ended September 30, 2020, respectively, compared to the comparable periods in 2019. Product cost savings initiatives and overall scale on our supply chain drove the decrease in cost of sales.

•

The cost of sales, as a percentage of net sales, for the ingredients segment decreased 10% and 9% for the three- and nine-month periods ended September 30, 2020, respectively, compared to the comparable periods in 2019.  In 2020, we were able to lower supply cost of NIAGEN® ingredient through supply chain cost savings initiatives, which resulted in decrease of cost of sales. Also, a portion of this decrease was realized in the form of a rebate from a supplier for prior year efficiency initiatives, which was recorded in the second quarter of 2020.  In addition, we had an inventory write off of approximately $0.2 million related to our decision to wind down sales for a certain ingredient in the first quarter of 2019.

•	The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 22% for each of the three- and the nine-month periods ended September 30, 2020, compared to the comparable periods in 2019. The decrease in sales of analytical reference standards and services due to the spinoff of the regulatory consulting business in November 2019 and the effects of COVID-19 led to a lower labor and overhead utilization rate, which resulted in our cost of sales increasing as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change
Gross profit:
Consumer Products	$7,500	$5,824	29%	$21,723	$15,432	41%
Ingredients	911	625	46%	4,045	2,052	97%
Analytical reference standards and services	43	300	-86%	85	820	-90%

Total gross profit	$8,454	$6,749	25%	$25,853	$18,304	41%

•	The consumer products segment posted gross profit of $7.5 million and $21.7 million for the three- and the nine-month periods ending September 30, 2020, an increase of 29% and 41%, respectively, compared to the comparable periods in 2019. The increased gross profit was due to higher sales, product cost savings initiatives and scale on our supply chain operations.

•	The ingredients segment posted gross profit of $0.9 million and $4.0 million for the three- and the nine-month periods ending September 30, 2020, respectively, an increase of 46% and 97%, respectively, compared to the comparable periods in 2019. The increased gross profit for the ingredients segment was largely due to higher sales to key customers, scale on our supply chain operations, and a rebate related to savings from prior year efficiency initiatives.

•	The decreased gross profit for the analytical reference standards and services segment was largely due to the decreased sales resulting from the spinoff of the regulatory consulting business and the effects of COVID-19. Fixed supply chain labor and overhead costs make up a substantial portion of the costs and these fixed labor and overhead costs did not decrease in proportion to sales, yielding lower profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change
Sales and marketing expenses:
Consumer Products	$5,018	$4,451	13%	$14,170	$12,440	14%
Ingredients	47	45	4%	39	236	-83%
Analytical reference standards and services	158	130	22%	420	432	-3%
Total sales and marketing expenses	$5,223	$4,626	13%	$14,629	$13,108	12%

•	For the consumer products segment, the increase during the three- and nine-month periods ended September 30, 2020 is largely due to increased staffing as well as direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs.

•	For the ingredients segment, selling and marketing expenses increased slightly by 4% during the three-month period ended September 30, 2020 and decreased by 83% during the nine-month period ended September 30, 2020, compared to comparable periods in 2019. We reversed approximately $114,000 of certain accrued commission expense during the first quarter of 2020, as we were no longer obligated to pay the commission.

•	For the analytical reference standards and services segment, the selling and marketing expenses increased by 22% during the three-month period ended September 30, 2020 and decreased by 3% during the nine-month period ended September 30, 2020. During the three-month period ended September 30, 2020, we increased our sales and marketing efforts to increase the sales of our analytical reference standards business.

Operating Expenses-Research and Development

Research and development expenses consist primarily of clinical trials, regulatory approvals, product development and process development expenses.

	Three months ending			Nine months ending
	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change
(In thousands)
Research and development expenses:
Consumer Products	$819	$910	-10%	$2,406	$2,754	-13%
Ingredients	61	134	-54%	335	527	-36%

Total research and development expenses	$880	$1,044	-16%	$2,741	$3,281	-16%

•	We are allocating the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the three- and the nine-month periods ended September 30, 2020 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change

General and administrative	$6,547	$7,967	-18%	$22,256	$24,230	-8%

•	The decrease in general and administrative expenses for the three- and nine-month periods ended September 30, 2020, compared to the comparable periods in 2019 was largely due to a decrease in legal expenses. Our legal expenses decreased to approximately $1.9 million and $6.1 million in the three- and nine-month periods ended September 30, 2020, compared to approximately $2.9 million and $9.1 million in the comparable periods in 2019.

•	During the three- and nine-month periods ended September 30, 2020, we incurred approximately $0.2 million and $1.5 million, respectively, of severance and restructuring expenses. These expenses relate to realignment of the business operations to reduce redundancies and improve efficiencies as we scale the business.

Non-operating Expenses-Interest Expense, net

Interest expense, net consists of interest earned from bank deposit accounts less interest expenses on convertible notes and finance leases.

	Three months ending			Nine months ending
(In thousands)	Sep. 30, 2020	Sep. 30, 2019	Change	Sep. 30, 2020	Sep. 30, 2019	Change

Interest expense, net	$(19)	$(314)	Not Meaningful	$(55)	$(854)	Not Meaningful

•	In the second and third quarter of 2019, we incurred debt issuance costs of approximately $0.8 million in connection with the issuance of convertible promissory notes in the aggregate principal amount of $10.0 million to Winsave Resources Limited and Pioneer Step Holdings Limited. The issuance costs were recorded as a debt discount and have been amortized as interest expense using the effective interest method. We did not incur debt issuance costs in the three- or nine-month periods ended September 30, 2020.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At September 30, 2020, and September 30, 2019, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three- and the nine-month periods ended September 30, 2020, and September 30, 2019, respectively.  As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the nine-month period ended September 30, 2020 was approximately $652,000 as compared to $559,000 for the nine-month period ended September 30, 2019.  We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the nine-month period ended September 30, 2020 was approximately $182,000 as compared to $184,000 for the nine-month period ended September 30, 2019.  We amortize intangible assets using a straight-line method, generally over 10 years.  For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter.  The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the nine-month period ended September 30, 2020 was approximately $284,000 as compared to $423,000 for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

From inception through September 30, 2020, we have incurred aggregate losses of approximately $135.7 million. These losses are primarily due to expenses associated with the development and expansion of our operations. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $10.6 million as compared to approximately $19.8 million for the nine months ended September 30, 2019.  Along with the net loss, a decrease in allowance for doubtful trade receivables and a decrease in accounts payable were the largest uses of cash during the nine-month period ended September 30, 2020, partially offset by a decrease in trade receivables, an increase in accrued expenses and noncash share-based compensation expense.  Net cash used in operating activities for the nine months ended September 30, 2019 largely reflects the net loss, partially offset by an increase in deferred revenue and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $0.2 million for the nine months ended September 30, 2020, compared to approximately $0.5 million for the nine months ended September 30, 2019.  Net cash used in investing activities for the nine months ended September 30, 2020 mainly consisted of purchases of leasehold improvements and equipment.  Net cash used in investing activities for the nine months ended September 30, 2019 also consisted of purchases of leasehold improvements and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $7.5 million for the nine months ended September 30, 2020, compared to approximately $16.6 million for the nine months ended September 30, 2019.  Net cash provided by financing activities for the nine months ended September 30, 2020 primarily consisted of proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from the sale of convertible notes, the issuance of common stock and the exercise of stock options.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six-month period ending September 30, 2020, the Company successfully implemented a remediation plan to address the material weakness in its internal control over financial reporting identified during a reevaluation of its internal control over financial reporting as of December 31, 2019. The material weakness was related to a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in consolidated financial statements under ASC 450 – Contingencies. More details on the material weakness are set forth under Item 9A “Controls and Procedures” in the Company’s amended Annual Report on Form 10-K/A for the year ending December 31, 2019 and filed with the Commission on May 18, 2020.  The implemented remediation plan consisted of, among other things, redesigning the procedures to enhance the Company’s identification, evaluation and conclusion of contingencies under ASC 450.  As of September 30, 2020, the disclosure controls and procedures related to this implemented remediation plan were operating effectively.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as discussed above with respect to the implementation of the remediation plan, there were no changes in internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have recorded a net loss of approximately $13.8 million for the nine months ended September 30, 2020 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $32.1 million and $33.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of September 30, 2020, our accumulated deficit was approximately $135.7 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of September 30, 2020, our cash and cash equivalents totaled approximately $15.5 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the ATM Facility, or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations.  The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

A.S. Watson Group accounted for approximately 13% of our sales during the nine months ended September 30, 2020.  Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

As of September 30, 2020, we had outstanding options for an aggregate of approximately 11.5 million shares of common stock at a weighted average exercise price of $3.92 per share.  The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

*Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Our management previously identified a material weakness in our internal control over financial reporting and concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of June 30, 2020. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss that was reasonably possible, and therefore requiring a qualitative disclosure in our consolidated financial statements under ASC 450 – Contingencies. Although we have remediated this material weakness as of September 30, 2020, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Such material weaknesses could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4

Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1

Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2

Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3

Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

52

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

10.1	Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. ❖ **

10.2	Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. ❖ **

10.3	Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. ❖ **

10.4	Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. ❖ **

10.5	Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. ❖ **

10.6	Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. ❖ **

10.7	Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. ❖ **

10.8

First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC (62 1625-1751 S. Fordham LLC and 64-1625-1751 S. Fordham LLC are successors-in-interest to Lease Agreement, made as of April 14, 2016, by and between ChromaDex Analytics, Inc and Longmont Diagonal Investments LLC)❖

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

❖	Filed herewith.
(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
*	This exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: November 4, 2020	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer
(principal financial and accounting officer and duly authorized on behalf of the registrant)

