Form 10-K
period 2020-12-31
ChromaDex Corp.
filed 2021-03-12
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

or

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

Registrant’s telephone number, including area code (310) 388-6706

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $190.2 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2020.

Number of shares of common stock of the registrant outstanding as of March 5, 2021: 66,739,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC” or the “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A - Risk Factors” in Part I of this Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•	The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
•	We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
•	Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
•	We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business and financial results.
•	Our TRU NIAGEN® products are not approved by the United States Food and Drug Administration or any foreign regulatory authority to mitigate, prevent, treat, diagnose or cure COVID-19 or any other disease or condition.
•	The future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to market and advertise.
•	Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.
•	Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
•	We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.
•	If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.
•

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

•	Government regulations of our customer’s business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.
•	The market price of our common stock may be volatile and adversely affected by several factors.
•	We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
•	We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.
•	We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “ChromaDex”, “we”, “us” and “our” refer to ChromaDex Corporation and its consolidated subsidiaries.

Company Overview

ChromaDex is a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (“NAD+”), levels of which decline with age.

NAD+ is an essential coenzyme and a key regulator of cellular metabolism. Best known for its role in cellular energy production, NAD+ is now thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD+ and this represents an active area of research in the field of NAD+.

NAD+ levels are not constant, and in humans, NAD+ levels have been shown to decline by more than 50% from young adulthood to middle age. NAD+ continues to decline as humans grow older. There are other causes of NAD+ depletion, such as poor diet, alcohol consumption and a number of disease states. NAD+ levels may also be increased, including through calorie restriction and moderate exercise. Healthy aging, mitochondrial health and NAD+ continue to be areas of focus in the research community. As of 2020, there were over 350 published human clinical studies related to NAD+. The areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy and heart failure.

In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside (“NR”), a novel form of vitamin B3. Data from numerous preclinical studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under the U.S. Food and Drug Administration’s new dietary ingredient (“NDI”) notification program, has been successfully notified to the U.S. Food and Drug Administration (the “FDA”) as generally recognized as safe (“GRAS”), and has been approved as safe by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD+ levels, increased cellular metabolism and increased energy production. NIAGEN® is the trade name for our proprietary ingredient NR, and is protected by patents to which we are the exclusive licensee.

ChromaDex is among the world leaders in the emerging NAD+ space. ChromaDex has amassed more than 200 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD+ and inventor of nicotinamide riboside, Dr. Rudy Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus, and Dr. David Katz, the founder and former director of Yale University’s Yale-Griffin Prevention Research Center.

STRATEGIC SHIFT TO GLOBAL CONSUMER PRODUCT COMPANY

In 2017, ChromaDex made the strategic decision to commercialize TRU NIAGEN® as a consumer brand for the product containing NIAGEN® ingredient. This marked our strategic shift from an ingredient testing company to a global, bioscience company dedicated to healthy aging.

We began the international expansion of our TRU NIAGEN® brand with the launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group, in 2017, followed by the launch in Singapore in 2018. In 2018, we also launched TRU NIAGEN® in New Zealand with retail partner Matakana Superfoods and in Canada by making it available at www.truniagen.ca and to healthcare practitioners at Fullscript Canada after receiving regulatory approval for sale from Health Canada. We are currently selling cross border in China on Tmall, JD.com, Kaola.com and Wechat and on Amazon in Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Netherlands and Sweden. In 2019, we received a positive opinion from the European Food Safety Authority on NR as a novel food ingredient for use in food supplement and approval from the Australian Therapeutic Goods Association (“TGA”) for use in listed complementary medicines. With the TGA approval we extended our partnership with our New Zealand partner, Matakana Superfoods, to also include Australia. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

INGREDIENTS AND ANALYTICAL REFERENCE STANDARDS AND SERVICES BUSINESS SEGMENTS

Through our ingredients business segment, we will continue to sell NIAGEN® in ingredient form to our strategic partners, including Nestec Ltd. (“Nestlé”), a global leader pioneering quality science-based nutritional health solutions. In 2018, we entered into a supply agreement with Nestlé, pursuant to which Nestlé is our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, we received an upfront fee of $4.0 million. In 2020, we received an additional one-time fee of $1.0 million, following the launch of the products in the United States. Nestlé will potentially pay us multiple one-time fees for a total aggregate payment up to $6.0 million in product launch fees, following the launch of the products in certain territories.

We are a leading provider of research and quality-control products and services to the natural products and life science industries. Through our analytical reference standards and services segment, customers worldwide in the dietary supplement, food and beverage, cosmetic, pharmaceutical, and life science industries use our products, which are small quantities of highly-characterized, research-grade, plant-based materials, to ensure the quality of their raw materials and finished products. We have conducted this analytical reference standards and services business since 1999.

For the fiscal years ended December 31, 2020 and December 31, 2019, our revenues were approximately $59.3 million and $46.3 million, respectively. The following table summarizes the Company’s total sales for each of the business segments in the last two years. Please refer to Item 8 Financial Statements and Supplementary Data of this Form 10-K for additional financial information for each of the business segments.

Fiscal Years	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
2020	$47.1 million	$9.2 million	$3.0 million	$59.3 million
2019	$36.1 million	$6.2 million	$4.0 million	$46.3 million

Company Background

On May 21, 2008, Cody Resources, Inc., a Nevada corporation and a public company, (“Cody”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody (“Acquisition Sub”), and ChromaDex, Inc. (the “Merger”). Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation. On June 20, 2008, Cody amended its articles of incorporation to change its name to ChromaDex Corporation. ChromaDex Corporation was traded on the Over the Counter market under the symbol “CDXC.” On April 25, 2016, ChromaDex Corporation became listed on the NASDAQ Capital Market under the symbol “CDXC.”

ChromaDex, Inc., a wholly owned subsidiary of ChromaDex Corporation, was originally formed as a California corporation on February 19, 2000.

On March 12, 2017, ChromaDex Corporation acquired Healthspan Research LLC, a consumer product company offering TRU NIAGEN® branded products. This marked the strategic shift to become a global, science-based bioscience company dedicated to healthy aging. On September 5, 2017, the Company completed the sale of its operating assets that were used with the Company’s quality verification program testing and analytical chemistry business for food and food related products to Covance Laboratories Inc. On January 15, 2021, Healthspan Research LLC was dissolved. Prior to its dissolution, Healthspan Research, LLC contributed its assets and liabilities to ChromaDex, Inc.

Business Market

According to the data from Global Wellness Institute, the global wellness industry market was approximately $4.5 trillion in 2018. Personal care, beauty and anti-aging market was approximately $1.1 trillion, healthy eating, nutrition and weight loss was approximately $702 billion and traditional and complementary medicine market was approximately $360 billion.

According to the data from Grand View Research, the global dietary supplements market size was estimated at $123 billion in 2019, and is expected to grow at a CAGR of 8.2% to about $231 billion by 2027.

Business Model

CONSUMER PRODUCTS SEGMENT

Our business model is to sell TRU NIAGEN® to consumers worldwide. As one of the world leaders in the emerging NAD+ space and the science of aging, we will continue to seek to discover and enhance patented technology and evolve our TRU NIAGEN® products to potentially improve health by safely raising NAD+ levels. The TRU NIAGEN® brand is built on scientific evidence, trust and the direct impact to our consumers of aging better.

We intend to expand to the worldwide NAD+-related healthy aging market by entering into new international markets. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® products in new international markets. We will utilize our proprietary ecommerce platforms, and the ecommerce and brick and mortar platforms of strategic regional and local partners. Our United States (“U.S.”) based business will continue to support our global operations, including:

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

INGREDIENTS SEGMENT

We intend to continue to sell NIAGEN® in ingredient form to our strategic partners. In addition, we expect to continue to identify, acquire and commercialize other innovative new proprietary ingredients and technologies. We have an experienced team that is capable of advancing products through development into commercialization with the required regulatory approval, safety, toxicology, clinical trials, supply chain management, manufacturing, and ultimately either directly selling the products or licensing to third parties.

ANALYTICAL REFERENCE STANDARDS AND SERVICES SEGMENT

We have taken advantage of both supply chain needs and regulatory requirements to build our analytical reference standards and services segment. We believe that we create value throughout the supply chain of the dietary supplements, functional foods, life science research, and personal care markets. We intend to capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with this segment.

Overview of our Products and Services

Current products and services provided are as follows:

CONSUMER PRODUCTS

•

TRU NIAGEN® branded dietary supplements. We currently offer our NIAGEN® NR through our TRU NIAGEN® finished bottles. We will continue to build TRU NIAGEN® as a global brand and offer TRU NIAGEN® to consumers worldwide.

 INGREDIENTS

•	Nicotinamide riboside NIAGEN®. We intend to continue to develop and sell NIAGEN® in ingredient form to strategic partners.

•

Spirulina Extract Immulina™. IMMULINA™ is a spirulina extract and the predominant active compounds are Braun-type lipoproteins which are useful for supporting human immune function. These lipoproteins are present at much greater levels than those found within commonly used immune enhancing botanicals such as Echinacea and ginseng.

ANALYTICAL REFERENCE STANDARDS AND SERVICES

•

Supply of reference standards and fine chemicals. We supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards and fine chemicals are used for research and quality control in the dietary supplements, cosmetics, food and beverages, life science, and pharmaceutical industries. In addition, we provide research services for customers exploring the frontier of natural product research and development. We assist by providing unique and well-characterized natural products, in the format of botanical libraries or as requested on custom “Scope of Work” request.

Impact of COVID-19

The COVID-19 pandemic continues to drive global uncertainty and disruption, which has created headwinds for our business. Our ecommerce consumer products business segment continues to perform relatively well in this challenging environment.

Our consumer products retail business, including sales to A.S. Watson group and other partners in international markets, has been more impacted by the effects of COVID-19, due to store closures and reduced operating hours.  To date, we have successfully navigated the business during the COVID-19 pandemic, managing our working capital effectively.

We have experienced shipment delays from our suppliers; however, we have not encountered any major disruptions in our supply chain.  We have been maintaining adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands.  Overall, we believe the supply chain disruptions due to the COVID-19 pandemic will not have a material impact to our business operations.

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

USA:

For our consumer products segment, we distribute our TRU NIAGEN® products direct to consumers through our propriety ecommerce platform TRUNIAGEN.com, Amazon and other established internet marketplaces. We also have specialty retailers and direct healthcare practitioners who are authorized resellers of TRU NIAGEN® in the U.S.

For our ingredients segment and analytical reference standards and services segment, we intend to continue to use a direct marketing approach in the U.S. to promote our products and services.

International:

For our consumer products segment, we utilize strategic partners on a regional or local country basis to expand our distribution of TRU NIAGEN® products. Our strategic partnerships include brick and mortar and/or ecommerce channels. We began the international expansion of our TRU NIAGEN® brand with the launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group, in 2017, followed by the launch in Singapore in 2018. In 2018, we also launched TRU NIAGEN® in New Zealand with retail partner Matakana Superfoods and in Canada by making it available at www.truniagen.ca and to healthcare practitioners at Fullscript Canada after receiving regulatory approval for sale from Health Canada. We are currently selling cross border in China on Tmall, JD.com, Kaola.com and Wechat and on Amazon in Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Netherlands and Sweden. In 2019, we received a positive opinion from the European Food Safety Authority on NR as a novel food ingredient for use in food supplement and approval from the Australian Therapeutic Goods Association (“TGA”) for use in listed complementary medicines. With the TGA approval we extended our partnership with our New Zealand partner, Matakana Superfoods, to also include Australia. We will continue to focus on obtaining additional regulatory approvals required to expand our marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

For our ingredients segment, most of our customers are based currently in the U.S. and Europe.

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

U.S. FDA Regulation

In the United States dietary supplements and food are subject to FDA regulations. For example, the FDA’s final rule on Good Manufacturing Practices (“GMPs”) for dietary supplements published in June 2007 requires companies to evaluate products for identity, strength, purity and composition. Other regulations, for new dietary ingredients (“NDI”), require a pre-market notification that must be submitted to the FDA along with evidence of safety. In addition, depending on the type of product, whether a dietary supplement, cosmetic, food, or pharmaceutical, the FDA, under the Food, Drug and Cosmetic Act (the “FDCA”), can regulate:

•	product testing;

•	ingredient testing;

•	documentation process, batch records, specifications;

•	product labeling;

•	product manufacturing and storage;

•	product claims, advertising and promotion;

•	product sales and distribution; and

•	Product post-market surveillance

The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994, may be used in dietary supplements without notifying the FDA. However, an NDI (a dietary ingredient that was not marketed in the United States before October 15, 1994) is subject to NDI notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” An NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use of the dietary ingredient “will reasonably be expected to be safe.” An NDI notification must be submitted to the FDA at least 75 days before the initial marketing of the NDI. There can be no assurance that the FDA will accept the evidence of safety for any NDIs that we may want to commercialize, and the FDA’s objection to such evidence could render products containing such dietary ingredients to be adulterated. The FDA is in the process of developing guidance for the industry that will aim to clarify the agency’s interpretation of the NDI notification requirements, and this guidance may raise new and significant regulatory barriers for NDIs.

For any new ingredient developed by us to be used in conventional food or beverage products in the United States, the product either must be approved by the FDA as a food additive pursuant to a food additive petition (“FAP”) or be generally recognized as safe (“GRAS”). The FDA does not have to approve a company’s determination that an ingredient is GRAS. However, a company can voluntarily notify the FDA of its own self-determination. There can be no assurance that the FDA will approve any FAP for any ingredient that we may want to commercialize, or agree with our determination that an ingredient is GRAS, either of which could impact the marketing of such ingredient.

U.S. Advertising Regulations

In addition to FDA regulations, the FTC regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter (“OTC”) drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and OTC drugs.

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

International Regulations

Our international sales for the consumer products segment and ingredients segment are subject to foreign government regulations, which vary substantially from country to country. Most countries, in particular major markets, have established regulations for (a) authorizing the introduction of novel ingredients to market in the food and/or dietary/food/health supplement sectors and (b) for allowing finished goods to be placed on the market for consumer access. Typically, novel ingredients must go through an extensive safety review process (similar to the NDI notification process in the US) by a regulatory or scientific authoritative body. Finished products typically must either be notified or registered (a limited approval process) with the relevant authorities. In some cases, new products can be brought to market without notifying the authorities.

The time required to obtain approval by a foreign country may be longer or shorter than that required for the FDA notification process, and the requirements may differ. We may be unable to obtain on a timely basis, if at all, any foreign government approvals necessary for the marketing of our products abroad.

Regulation of foods/food supplements in Europe is exercised primarily through the European Union, which regulates the combined market of each of its member states. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to novel foods or new dietary ingredients.

Regulation in other major and established markets, including Canada, Japan, Brazil and Australia all maintain and enforce a clear regulatory framework for novel ingredients and dietary supplements (or their equivalent).

Major Customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Years Ended December 31
Major Customers	2020	2019

A.S. Watson Group - Related Party	13.0%	15.8%

Generally, we do not depend upon a single customer, or a few customers, and the loss of any one or more would not have a material adverse effect on the Company. However, due to the volume of consumer products and ingredients we are selling in relation to the overall Company’s sales, we do expect that at times one or more of our customers may account for more than 10% of the Company’s sales.

Competitive Business Conditions

For our consumer products segment, we are in direct competition with Elysium Health who offers a similar product to TRU NIAGEN®. There are also a few resellers of NIAGEN® as consumer products that are our customers. We believe these resellers are focused on specific channels that we believe are complementary to our business.

We also face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics to ingredients we offer. Below is a list of some of the competitors for our ingredients segment.

Ingredients Business Segment Indirect Competitors

•	Royal DSM (the Netherlands)

•	Glanbia plc (Ireland)

•	BASF (Germany)

•	Lonza Group Ltd (Switzerland)

•	Sabinsa Corporation (India/USA)

For the analytical reference standards and services segment, we face competition within the standardization and quality testing niche of the markets we serve. Below is a current list of certain competitors. These competitors have already developed reference standards or services or are currently taking steps to develop them. Of the competitors listed, some currently sell fine chemicals, which, by default, are sometimes used as reference standards, and others are closely aligned with our market niche to reduce any barriers to entry if these companies wish to compete.

Analytical Reference Standards and Services Segment Competitors

•	MilliporeSigma (USA)

•	Phytolab (Germany)

•	US Pharmacopoeia (USA)

•	Extrasynthese (France)

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

The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filing Date	Issued Date	Expires	Licensor
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/24/2026	Licensed from Washington University
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	12/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	9/20/2027	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	1/5/2026	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	8/18/2025	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/20/2006	6/12/2012	11/19/2026	Licensed from Dartmouth College
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	8/18/2025	Licensed from the University of Mississippi and U.S. Department of Agriculture

8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/20/2026	Licensed from Dartmouth College
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	8/8/2011	8/19/2014	10/2/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/23/2014	5/8/2032	Co-owned by ChromaDex and University of California
8,889,126	Methods and compositions for treating neuropathies	5/28/2010	11/18/2014	6/3/2025	Licensed from Washington University
9,000,147	Nicotyl riboside compositions and methods of use	1/17/2012	4/7/2015	11/17/2026	Licensed from Cornell University
9,028,887	Method improve spatial memory via pterostilbene administration	5/22/2014	5/12/2015	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,295,688	Methods and compositions for treating neuropathies	10/10/2014	3/29/2016	6/3/2025	Licensed from Washington University
9,321,797	Nicotyl riboside compositions and methods of use	11/17/2014	4/26/2016	11/17/2026	Licensed from Cornell University
9,439,875	Anxiolytic effect of pterostilbene	5/11/2011	9/13/2016	12/11/2031	Licensed from the University of Mississippi and U.S. Department of Agriculture

9,975,915	Crystalline forms of nicotinoyl ribosides, modified derivatives thereof, and phosphorylated analogs thereof, and methods of preparation thereof	11/10/2017	5/22/2018	11/10/2037	Co-owned by ChromaDex and The Queen’s University of Belfast
10,000,519	Methods of Preparing Nicotinamide Riboside and Derivatives Thereof	7/24/2014	6/19/2018	7/24/2034	Licensed from The Queen’s University of Belfast
10,000,520	B-vitamin and amino acid conjugates ofnicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	3/16/2017	6/19/2018	3/16/2037	Co-owned by ChromaDex and The Queen’s University of Belfast
10,183,036	Use of nicotinic acid riboside or nicotinamide riboside derivatives, and reduced derivatives thereof, as NAD+ increasing precursors	4/20/2017	1/22/2019	4/20/2037	Owned by ChromaDex
10,280,190	Nicotinic acid riboside or nicotinamide riboside compositions, reduced derivatives thereof, and the use thereof to enhance skin permeation in treating skin conditions	3/16/2016	5/7/2019	5/31/2036	Co-owned by ChromaDex and The Queen’s University of Belfast
10,688,118	Nicotinamide riboside compositions for topical use in treating skin conditions	10/30/2014	6/23/2020	4/6/2035	Owned by ChromaDex
10,689,411

Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof

		11/10/2017	6/23/2020	11/10/2037	Co-owned by ChromaDex and The Queen’s University of Belfast
10,857,172

Methods for delivering at least one compound selected from nicotinamide riboside (NR), nicotinic acid riboside (NAR), and nicotinamide mononucleotide (NMN), derivatives thereof, or salts thereof, in combination with at least one of thiamine (vitamin B1), riboflavin (vitamin B2), niacin (vitamin B3), and pyridoxine (vitamin B6), to an infant human subject in need of said compound or compounds are provided

		4/14/2017	12/8/2020	4/14/2037	Owned by ChromaDex

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

W.R. Grace & Co. -Conn. (“Grace”) is the Company’s exclusive manufacturer for the supply of NR. Effective as of September 17, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement”), originally effective in January 2016 with Grace. In January 2019, Grace was issued patents related to the manufacturing of the crystalline form of NR (the “Grace Patents”). Pursuant to the Sixth Amendment, the Grace Manufacturing Agreement expires on December 31, 2021, subject to additional two-year renewal periods to be negotiated by the parties. In addition, the Grace Manufacturing Agreement may be terminated by (a) the Company by providing 12 months’ notice prior to the end of the current term, (b) Grace by providing 12 months’ notice of its intent to cease manufacture of NR (a “Market Exit”) and (c) a party in the case of (1) a material breach by the other party that is not cured within 30 days, (2) three material breaches by the other party in any 12 month period, or (3) bankruptcy of the other party. In the event that certain conditions are met, then the Company will become a licensee of the Grace Patents.

Sources and Availability of Raw Materials

For all three business segments, and subject to the risks related to our Company and our Business recited below, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.

Research and Development

To date, 11 human clinical trials have been published on our proprietary ingredient NIAGEN® demonstrating its safety and/or efficacy in healthy human volunteers. In addition, no adverse effects have been attributed to NIAGEN®. In both 2015 and 2018, NIAGEN® was successfully notified to the FDA as a “New Dietary Ingredient.” NIAGEN® was also successfully notified to FDA as “Generally Recognized as Safe” in August 2016.

In June of 2020, the ChromaDex External Research Program (CERP) achieved its 200th research agreement and over 100 preclinical studies and 11 peer-reviewed human clinical trial publications involving NIAGEN®.

Through our research and development laboratory in Longmont, Colorado, we intend to develop and evaluate products that we are planning to take to market as well as explore cost saving processes for existing products.

Research and development costs for the fiscal years ended December 31, 2020, and December 31, 2019, were approximately $3.7 million and $4.4 million, respectively.

Environmental Compliance

We incur significant expense in complying with GMPs and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate incurring additional material expense to comply with federal, state and local environmental laws and regulations.

Working Capital

The Company’s working capital at the end of years 2020 and 2019 was approximately $4.9 million and $4.1 million, respectively. The Company measures working capital by adding trade receivables and inventories, and subtracting accounts payable. Most of the working capital is consumed by our consumer products segment and ingredients segment as the operations require a large amount of inventory to be on hand. As the consumer products segment and ingredients segment grow, more working capital will likely be needed to support the operations.

Backlog Orders

For our consumer products segment where we ship products internationally to distributors, we may have a backlog from time to time as the production of TRU NIAGEN® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 31, 2020 we did not have any significant backlog orders from the distributors that have not been shipped. For products that are directly shipped to consumers, we have minimal backlog orders as we carry inventory on hand to ship upon the receipt of order.

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

Employees

As of December 31, 2020, ChromaDex had approximately 110 employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to our Company and our Business

The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

As previously disclosed, we face risks related to the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets, and has caused an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty may negatively impact our sales volumes in 2021. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $19.9 million and $32.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of December 31, 2020, our cash and cash equivalents totaled approximately $16.7 million. Subsequent to the year ended December 31, 2020, we entered into a Securities Purchase Agreement with an investor, pursuant to which we sold and issued an aggregate of $25.0 million of the Company’s common stock. While we anticipate that our current cash, cash equivalents, cash to be generated from operations, $25.0 million received from the financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business and financial results.

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

A.S. Watson Group accounted for approximately 13% of our sales during the year ended December 31, 2020. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

Our TRU NIAGEN® products are not approved by the United States Food and Drug Administration or any foreign regulatory authority to mitigate, prevent, treat, diagnose or cure COVID-19 or any other disease or condition.

As previously disclosed, in November 2020, we received a warning letter (the “Letter”) from the FDA and Federal Trade Commission (“FTC”). The Letter references statements related to preclinical and clinical research and data involving NR and COVID-19 that were included in certain press releases and social media posts issued by us (the “Public Disclosures”). The Letter asserts that our TRU NIAGEN® products are intended to mitigate, prevent, treat, diagnose or cure COVID-19 in violation of certain sections of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and the Federal Trade Commission Act (the “FTC Act”). We provided a response (the “Response”) to the Letter stating that we disagree with the assertion in the Letter that our products are intended to mitigate, prevent, treat, diagnose or cure COVID-19 in violation of certain sections of the FD&C Act and the FTC Act. The Response notes that the Public Disclosures accurately describe the scientific research regarding NR and COVID-19, and that such Public Disclosures were not intended to suggest the use of our products for therapeutic purposes. However, in order to address the concerns from the Letter, we deleted certain social media posts and removed certain press releases from our website, including the Public Disclosures.

In February 2021, we announced that results from the study “Combined Metabolic Activators Accelerates Recovery in Mild-to-Moderate COVID-19” conducted by a third party were published on a preprint publication website. The randomized, placebo-controlled, and double-blind Phase 3 clinical trial conducted in Turkey demonstrated that patients with mild-to-moderate COVID-19 receiving Turkish standard of care experienced a 3.5 day reduction in recovery time when receiving an added nutritional protocol. Aimed at improving mitochondrial function, the protocol included NR, L-serine, N-acetyl-L-cysteine (NAC), and L-carnitine tartrate. However, our TRU NIAGEN® products are not approved by the FDA or any foreign regulatory authority to mitigate, prevent, treat, diagnose or cure COVID-19 or any other disease or condition, and are not intended for such use, and may never be approved for such use by the FDA or any foreign regulatory authority.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr and Lisa H. Harrington, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and General Counsel, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. As further described in Part I, Item 3 of this Annual Report on Form 10-K, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

As part of our business strategy, we intend to consider acquisitions of similar or complementary businesses or products. No assurance can be given that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms. In addition, any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of our management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, the incurrence of amortization expenses and write-downs and dilution to the shareholders of the combined company if the acquisition is made for stock of the combined company. In addition, successful completion of an acquisition may depend on consents from third parties, including regulatory authorities and private parties, which consents are beyond our control. There can be no assurance that products, technologies or businesses of acquired companies will be effectively assimilated into the business or product offerings of the combined company or will have a positive effect on the combined company’s revenues or earnings. Further, the combined company may incur significant expense to complete acquisitions and to support the acquired products and businesses. Any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of our existing stockholders.

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

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Due to COVID-19, there may be additional cyber security threats as most of our employees work from home, utilizing network connections outside of the Company premises. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state actors. Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future contractors, consultants, collaborators and third-party service providers, are vulnerable to damage or interruption from a variety of sources, including computer viruses, unauthorized access, accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks, supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent all cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. Additionally, some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR provides data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the U.S. The GDPR imposes fines for breaches of data protection requirements and provides other remedies for parties who suffer harm as a result of a data breach. Furthermore, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. As of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. The United Kingdom and European Union agreed to an extendable four-month period as of January 1, 2021 during which the United Kingdom will be treated like an European Union member state in relation to transfers of personal data to the United Kingdom. However, following the expiration of the specified period, there will be an increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and the European Economic Area (“EEA”). The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Similarly, European data protection laws also generally prohibit the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework or the Standard Contractual Clauses, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the European Union.

Additionally, the California Consumer Privacy Act (the “CCPA”), creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for penalties for violations, as well as other remedies for parties who suffer harm as a result of a data breach, which may increase data breach litigation. Moreover, effective starting on January 1, 2023, the California Privacy Rights Act (“CPRA”) will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Likewise, new legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information. The CCPA, CPRA and other proposed or enacted state laws may increase our compliance costs and potential liability. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Our management previously identified a material weakness in our internal control over financial reporting and concluded that the material weakness has not been remediated and our disclosure controls and procedures were not effective as of December 31, 2020. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in our consolidated financial statements under ASC 450 – Contingencies.  If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Our federal net operating losses (“NOL”s) generated in taxable years beginning on or prior to December 31, 2017 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.

As of December 31, 2020, we had outstanding options for an aggregate of approximately 11.9 million shares of common stock at a weighted average exercise price of $3.99 per share. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

General Risks

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with one year remaining on the lease, (ii) approximately 15,000 square feet of office space in Irvine, California on a month to month basis, and (iii) approximately 20,000 square feet of space for research and development laboratory in Longmont, Colorado with five years remaining on the lease. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	Irvine, CA and Longmont, CO

We do not own any real estate. For the year ended December 31, 2020, our total annual rental expense was approximately $936,000.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 25, 2016, our common stock has been traded on The Nasdaq Capital Market (“NASDAQ”) under the symbol “CDXC.” On March 5, 2021, the closing sale price was $10.73.

Holders of Our Common Stock

As of March 5, 2021, we had approximately 41 registered holders of record of our common stock.

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

Overview

ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited and ChromaDex Europa B.V. (collectively, “ChromaDex”, the “Company” or, in the first person as “we” “us” and “our”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (“NAD+”), levels of which decline with age. ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (“NR”), commercialized as the flagship ingredient NIAGEN®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent portfolio. ChromaDex delivers NIAGEN® as the sole active ingredient in its consumer product, TRU NIAGEN®. The Company also has an analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.

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

As of December 31, 2020, cash and cash equivalents totaled approximately $16.7 million. Subsequent to the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company sold and issued an aggregate of $25.0 million of the Company’s common stock. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations, the $25.0 million received from the financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. As of December 31, 2020, we have not sold any securities pursuant to the ATM Facility.

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

We have experienced shipment delays from our suppliers; however, we have not encountered any major disruptions in our supply chain. We have been maintaining adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands. Overall, we believe the supply chain disruptions due to the COVID-19 pandemic will not have a material impact to our business operations.

In response to the outbreak, we prioritized the health and safety of our employees by closing our offices or enhancing safety protocols in place to ensure the well-being of our employees. We have been able to successfully conduct business virtually.

Results of Operations

Our losses per basic and diluted share were $0.33 and $0.56 for the twelve-month periods ended December 31, 2020 and December 31, 2019, respectively.

(In thousands)	Twelve months ending
	Dec. 31, 2020	Dec. 31, 2019
Sales	$59,257	$46,291
Cost of sales	23,983	20,522
Gross profit	35,274	25,769
Operating expenses
-Sales and marketing	20,948	18,216
-Research and development	3,732	4,420
-General and administrative	30,448	34,308
-Other	-	125
Nonoperating
-Interest expense, net	(71)	(847)
Net loss	$(19,925)	$(32,147)

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended December 31, 2020 and December 31, 2019.

	Years Ended
(In thousands, except per share data)	2020	2019

Net loss	$(19,925)	$(32,147)

Basic and diluted loss per common share	$(0.33)	$(0.56)

Basic and diluted weighted average common shares outstanding (1):	61,067	57,056

Potentially dilutive securities (2):
Stock options	11,914	10,551

____________

(1)	Includes approximately 0.2 million shares of restricted stock for each of the years 2020 and 2019, which are participating securities that feature voting and dividend rights.

(2)	Excluded from the computation of loss per share as their impact is antidilutive.

Net Sales. Net sales consist of gross sales less discounts and returns.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change
Net sales:
Consumer Products	$47,090	$36,075	31%
Ingredients	9,198	6,196	48%
Analytical reference standards and services	2,969	4,020	-26%

Total net sales	$59,257	$46,291	28%

Total net sales increased by 28% for the twelve-month period ended December 31, 2020, compared to the comparable period in 2019.

•	The Company’s TRU NIAGEN® sales for consumer products segment continue to increase after the Company’s strategic shift towards consumer products in 2017.

•	The increase in sales for the ingredients segment is largely due to strong demand from our NIAGEN® ingredient customers, who resell NIAGEN® under their own brands.

•

The decrease in sales for the analytical reference standards and services is largely due to the spinoff of the regulatory consulting business unit in November 2019. The regulatory consulting business generated net sales of approximately $0.7 million in 2019. In addition, sales of analytical reference standards decreased largely due to the effects of COVID-19.

Cost of Sales. Costs of sales include raw materials, labor, overhead, and delivery costs.

	Twelve months ending
(In thousands)	December 31, 2020		December 31, 2019
	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$17,541	37%	$14,550	40%
Ingredients	3,593	39%	2,980	48%
Analytical reference standards and services	2,849	96%	2,992	74%

Total cost of sales	$23,983	40%	$20,522	44%

The cost of sales, as a percentage of net sales, decreased 4% for the twelve-month period ended December 31, 2020 compared to the comparable period in 2019.

•	The cost of sales, as a percentage of net sales, for the consumer products segment decreased 3% for the twelve-month period ended December 31, 2020 compared to the comparable period in 2019. Product cost savings initiatives and overall scale on our supply chain drove the decrease in cost of sales.

•	The cost of sales, as a percentage of net sales, for the ingredients segment decreased 9% for the twelve-month period ended December 31, 2020 compared to the comparable period in 2019. In 2020, we were able to lower our cost of NIAGEN® ingredient through supply chain cost savings initiatives, which resulted in a decrease in cost of sales. Also, a portion of this decrease was realized in the form of a rebate from a supplier for prior year efficiency initiatives, which was recorded in the second quarter of 2020. In addition, we had an inventory write off of approximately $0.2 million related to our decision to wind down sales for a certain ingredient in the first quarter of 2019.

•	The cost of sales, as a percentage of net sales for the analytical reference standards and services segment, increased 22% for the twelve-month period ended December 31, 2020 compared to the comparable period in 2019. The decrease in sales of analytical reference standards and services due to the spinoff of the regulatory consulting business in November 2019 and the effects of COVID-19 led to a lower labor and overhead utilization rate, which resulted in our cost of sales increasing as a percentage of net sales.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including product mix, competitive pricing and costs of products, labor, overhead, services and delivery.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change
Gross profit:
Consumer Products	$29,549	$21,525	37%
Ingredients	5,605	3,216	74%
Analytical reference standards and services	120	1,028	-88%

Total gross profit	$35,274	$25,769	37%

•	The consumer products segment posted gross profit of $29.5 million for the twelve-month period ending December 31, 2020, an increase of 37% compared to the comparable period in 2019. The increased gross profit was due to higher sales, product cost savings initiatives and scale on our supply chain operations.

•	The ingredients segment posted gross profit of $5.6 million for the twelve-month period ending December 31, 2020, an increase of 74% compared to the comparable period in 2019. The increased gross profit for the ingredients segment was largely due to higher sales to key customers, scale on our supply chain operations, a rebate related to savings from prior year efficiency initiatives, and the absence of $0.2 million inventory write-off related to our decision to wind down sales for a certain ingredient in the first quarter of 2019.

•	The decreased gross profit for the analytical reference standards and services segment was largely due to the decreased sales resulting from the spinoff of the regulatory consulting business and the effects of COVID-19. Fixed supply chain labor and overhead costs make up a substantial portion of the costs and these fixed labor and overhead costs did not decrease in proportion to sales, yielding lower profit margin.

Operating Expenses - Sales and Marketing. Sales and Marketing Expenses consist of salaries, advertising, public relations and marketing expenses.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change
Sales and marketing expenses:
Consumer Products	$20,323	$17,343	17%
Ingredients	41	245	-83%
Analytical reference standards and services	584	628	-7%

Total sales and marketing expenses	$20,948	$18,216	15%

•	For the consumer products segment, the increase during the twelve-month period ended December 31, 2020 is largely due to increased staffing as well as direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs.

•	For the ingredients segment, selling and marketing expenses decreased by 83% during the twelve-month period ended December 31, 2020 compared to comparable period in 2019. We reversed approximately $114,000 of certain accrued commission expense during the first quarter of 2020, as we were no longer obligated to pay the commission.

•	For the analytical reference standards and services segment, the selling and marketing expenses decreased by 7% during the twelve-month period ended December 31, 2020. The selling expense in 2020 were less due to decreased sales.

Operating Expenses - Research and Development. Research and Development Expenses consist primarily of clinical trials, regulatory approvals, product development and process development expenses.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change
Research and development expenses:
Consumer Products	$3,245	$3,699	-12%
Ingredients	487	721	-32%

Total research and development expenses	$3,732	$4,420	-16%

•

We allocate the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the twelve-month period ended December 31, 2020 as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses - General and Administrative. General and Administrative Expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change

General and administrative	$30,448	$34,308	-11%

The following expenses contributed to the decrease in general and administrative expenses for the twelve-month period ended December 31, 2020, compared to the comparable period in 2019:

•	A decrease in legal expenses. Our legal expense decreased to approximately $8.6 million in the twelve-month period ended December 31, 2020 compared to approximately $11.3 million in the comparable period in 2019.

•	A decrease in bad debt expense. Our bad debt expense decreased to an insignificant amount in the twelve-month period ended December 31, 2020 compared to approximately $2.2 million in 2019. This is due to recording a write off of $2.2 million related to the trade receivable from Elysium Health in 2019 by increasing the allowance from $0.5 million to the entire trade receivable balance of $2.7 million. We placed a reserve for the entire outstanding balance as it was no longer deemed collectible.

Nonoperating - Interest Expense, net. Interest expense, net consists of interest earned from bank deposit accounts less interest expenses from convertible notes, the line of credit arrangement and finance leases.

	Twelve months ending
(In thousands)	December 31, 2020	December 31, 2019	Change

Interest expense, net	$71	$847	-92%

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

Depreciation and Amortization. For the twelve-month period ended December 31, 2020, we recorded approximately $0.9 million in depreciation compared to approximately $0.8 million for the twelve-month period ended December 31, 2019. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized. In the twelve-month period ended December 31, 2020, we recorded amortization on intangible assets of approximately $0.2 million compared to approximately $0.2 million for the twelve-month period ended December 31, 2019.

Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for each of 2020 and 2019. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Net cash provided by (used in) operating activities. Net cash used in operating activities for the twelve-month period ended December 31, 2020 was approximately $10.6 million as compared to approximately $20.4 million for the twelve-month period ended December 31, 2019. Along with the net loss, an increase in trade receivables and payments on operating leases were the largest use of cash during the twelve-month period ended December 31, 2020. Net cash used in operating activities for the twelve-month period ended December 31, 2019 largely reflects an increase in inventories along with the net loss.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, accounts receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash provided by (used in) investing activities. Net cash used in investing activities was approximately $0.2 million for the twelve-month period ended December 31, 2020, compared to approximately $0.2 million for the twelve-month period ended December 31, 2019. Net cash used in investing activities for the twelve-month period ended December 31, 2020, mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the twelve-month period ended December 31, 2019, mainly consisted of purchases of leasehold improvements and equipment, offset by proceeds from disposal of assets held at escrow.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was approximately $8.7 million for the twelve-month period ended December 31, 2020, compared to approximately $16.9 million for the twelve-month period ended December 31, 2019. Net cash provided by financing activities for 2020 primarily consisted of proceeds from issuance of our common stock and exercise of stock options, offset by principal payments on finance leases. Net cash used in financing activities for 2019 mainly consisted of proceeds from issuances of our common stock, sale of convertible notes and exercise of stock options, offset by principal payments on finance leases.

Trade Receivables. As of December 31, 2020, we had approximately $2.7 million in trade receivables as compared to approximately $2.2 million as of December 31, 2019.

Inventories. As of December 31, 2020, we had approximately $11.7 million in inventory, compared to approximately $11.5 million as of December 31, 2019. As of December 31, 2020, our inventory consisted of approximately $8.1 million of consumer products, approximately $3.1 million of bulk ingredients and approximately $0.5 million of reference standards. Consumer products inventory consists of TRU NIAGEN® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms. These ingredients are used by our customers in the dietary supplement, food and beverage industries to manufacture their final products. Reference standards are small quantities of plant-based compounds typically used to research an array of potential attributes or for quality control purposes. The Company currently lists over 1,500 phytochemicals and 300 botanical reference materials in our catalog and holds a lot of these as inventory in small quantities, mostly in grams and milligrams.

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

Accounts Payable. As of December 31, 2020, we had $9.4 million in accounts payable compared to approximately $9.6 million as of December 31, 2019.

Liquidity and Capital Resources

For the twelve-month period ended December 31, 2020, the Company incurred losses from operations of approximately $19.9 million. Net cash used in operating activities for the twelve-month period ended December 31, 2020 was approximately $10.6 million. The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations, as well as legal expenses. These operations have been financed through capital contributions, primarily through the issuance of common stock in private placements.

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

As of December 31, 2020, the cash and cash equivalents totaled approximately $16.7 million. Subsequent to the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company sold and issued an aggregate of $25.0 million of the Company’s common stock. The Company anticipates that its current cash, cash equivalents and cash to be generated from operations, the $25.0 million received from the financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility. As of December 31, 2020, we have not sold any securities pursuant to the ATM Facility.

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

Off-Balance Sheet Arrangements

During the fiscal years ended December 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2020:

	Payments due by period
(In thousands)	Total	2021	2022	2023	2024	2025

Operating leases	$1,836	$655	$299	$308	$310	$263
Finance leases	53	32	21	-	-	-
Purchase obligations	17,251	17,251	-	-	-	-
Total	$19,140	$17,938	$320	$308	$310	$263

Operating leases. We lease our offices and research facilities in California and Colorado under operating lease agreements that expire in October 2021 and October 2025, respectively. We make monthly payments on these leases.

Finance leases. We lease equipment under finance lease obligations with a term of typically two to four years. We make monthly installment payments for these leases.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ChromaDex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – identification of contractual terms in certain customer arrangements

Critical Audit Matter Description

We identified a critical audit matter in the ingredients reportable segment associated with a contract that includes determining the performance obligations and an allocation of consideration as further described in Note 10 to the consolidated financial statements.

The principal considerations for our determination in performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in the contract, is a critical audit matter as there was significant judgment by management in identifying and evaluating terms and conditions in the contract that impacted revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing such procedures and in evaluating the audit evidence to determine whether the terms and conditions in the contract were appropriately identified and evaluated by management.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluation of audit evidence that included, among others (i) evaluating contract terms and conditions, (ii) reviewing and assessing the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations, (iii) testing management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer, (iv) evaluating and concluding on the reasonableness of managements judgments and estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY
March 12, 2021

ChromaDex Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and December 31, 2019

(In thousands, except per share data)

	Dec. 31, 2020	Dec. 31, 2019
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$16,697	$18,812
Trade receivables, net of allowances of $0.2 million and $2.8 million, respectively; Receivables from Related Party: $0.9 million and $0.8 million, respectively	2,694	2,175
Inventories	11,683	11,535
Prepaid expenses and other assets	1,145	996
Total current assets	32,219	33,518

Leasehold Improvements and Equipment, net	3,206	3,765
Intangible Assets, net	1,082	1,311
Right of Use Assets	1,226	891
Other Long-term Assets	625	762

Total assets	$38,358	$40,247

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$9,445	$9,626
Accrued expenses	6,133	4,415
Current maturities of operating lease obligations	589	595
Current maturities of finance lease obligations	31	258
Customer deposits	278	169
Total current liabilities	16,476	15,063

Deferred Revenue	4,441	3,873
Operating Lease Obligations, Less Current Maturities	997	848
Finance Lease Obligations, Less Current Maturities	20	18

Total liabilities	21,934	19,802

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding December 31, 2020 61,881 shares and December 31, 2019 59,562 shares	62	60
Additional paid-in capital	158,190	142,285
Accumulated deficit	(141,825)	(121,900)
Cumulative translation adjustments	(3)	-
Total stockholders’ equity	16,424	20,445

Total liabilities and stockholders’ equity	$38,358	$40,247

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2020 and December 31, 2019

(In thousands, except per share data)

	2020	2019

Sales, net	$59,257	$46,291
Cost of sales	23,983	20,522

Gross profit	35,274	25,769

Operating expenses:
Sales and marketing	20,948	18,216
Research and development	3,732	4,420
General and administrative	30,448	34,308
Other	-	125
Operating expenses	55,128	57,069

Operating loss	(19,854)	(31,300)

Nonoperating expense:
Interest expense, net	(71)	(847)
Nonoperating expenses	(71)	(847)

Net loss	(19,925)	(32,147)

Basic and diluted loss per common share:	$(0.33)	$(0.56)

Basic and diluted weighted average common shares outstanding	61,067	57,056

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2020 and December 31, 2019

(In thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	55,089	$55	$116,876	$(89,753)	$27,178

Issuance of common stock, net of offering costs of $0.2 million	1,568	2	6,770	-	6,772

Issuance of common stock for conversion of debt and accrued interest	2,267	2	10,121		10,123

Debt discount to covertible notes	-	-	281	-	281

Exercise of stock options	427	1	1,065	-	1,066

Exercise of of warrants	44	-	-	-	-

Share-based compensation	167	-	7,172	-	7,172

Net loss	-	-	-	(32,147)	(32,147)

Balance, December 31, 2019	59,562	$60	$142,285	$(121,900)	$20,445

Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855	-	4,856

Exercise of stock options	1,094	1	4,114	-	4,115

Share-based compensation	-	-	6,936	-	6,936

Translation adjustment	-	-	-	(3)	(3)

Net loss	-	-	-	(19,925)	(19,925)

Balance, December 31, 2020	61,881	$62	$158,190	$(141,828)	$16,424

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and December 31, 2019

(In thousands)

	2020	2019

Cash Flows From Operating Activities
Net loss	$(19,925)	$(32,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	871	762
Amortization of intangibles	243	246
Amortization of right of use assets	399	515
Share-based compensation	6,936	7,172
Allowance for doubtful trade receivables	(2,576)	2,228
Loss from investment in long-term assets	395	-
Loss from impairment of intangibles	4	-
Loss from disposal of equipment	-	7
Amortization of convertible notes issuance costs and discount	-	846
Non-cash financing costs	94	134
Changes in operating assets and liabilities:
Trade receivables	2,057	(44)
Inventories	(148)	(3,286)
Implementation costs for cloud computing arrangement	(142)	-
Prepaid expenses and other assets	(427)	(191)
Accounts payable	(181)	78
Accrued expenses	1,717	103
Deferred revenue	568	3,873
Customer deposits and other	106	(106)
Payments on operating leases	(591)	(629)
Net cash used in operating activities	(10,600)	(20,439)

Cash Flows From Investing Activities
Proceeds from disposal of assets held at escrow	-	553
Purchases of leasehold improvements and equipment	(124)	(743)
Purchases of intangible assets	(18)	(10)
Investment in other long-term assets	(23)	(49)
Net cash used in investing activities	(165)	(249)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	4,856	6,772
Proceeds from sale of convertible notes	-	10,000
Payment of convertible notes issuance costs	-	(565)
Payment of debt issuance costs	(49)	(113)
Proceeds from exercise of stock options	4,115	1,066
Principal payments on finance leases	(272)	(276)
Net cash provided by financing activities	8,650	16,884

Net decrease in cash	(2,115)	(3,804)

Cash Beginning of Year, including restricted cash of $0.2 million for both 2020 and 2019	18,812	22,616

Cash Ending of Year, including restricted cash of $0.2 million for both 2020 and 2019	$16,697	$18,812

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$13	$33

Supplemental Schedule of Noncash Operating Activity
Finance lease obligation incurred on licensing fees	$-	$99
Right of use assets transferred	$-	$62
Operating lease obligation transferred	$-	$65
Operating lease obligation incurred for entering into lease amendment	$734	$-

Supplemental Schedule of Noncash Investing Activity
Finance lease obligation incurred for purchase of computer equipment and software	$47	$143
Operating lease obligation incurred for tenant improvement credit received	$-	$64
Retirement of fully depreciated equipment - cost	$5	$-
Retirement of fully depreciated equipment - accumulated depreciation	$5	$-

Supplemental Schedule of Noncash Financing Activity
Issuance of common stock for conversion of debt and accrued interest	$-	$10,123

See Notes to Consolidated Financial Statements.

Note 1. Nature of Business

ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited and ChromaDex Europa B.V. (collectively, “ChromaDex”, the “Company” or, in the first person as “we” “us” and “our”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (“NAD+”), levels of which decline with age. ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (“NR”), commercialized as the flagship ingredient NIAGEN®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent portfolio. ChromaDex delivers NIAGEN® as the sole active ingredient in its consumer product TRU NIAGEN®. The Company also has analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.

On January 15, 2021, Healthspan Research, LLC was dissolved. Prior to its dissolution, Healthspan Research, LLC contributed its assets and liabilities to ChromaDex Inc.

Note 2. Liquidity

The Company has incurred a net loss of approximately $19.9 million for the year ended December 31, 2020. As of December 31, 2020, cash and cash equivalents totaled approximately $16.7 million, which includes restricted cash of approximately $0.2 million.

Subsequent to the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company sold and issued an aggregate of $25.0 million of the Company’s common stock (the “Financing”). Please refer to Note 17. Subsequent Events for more details.

The Company anticipates that its current cash, cash equivalents and cash to be generated from operations, $25.0 million received from the Financing described above and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of this report. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”). As of December 31, 2020, we have not sold any securities pursuant to the ATM Facility.

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

Adopted Accounting Standards in Fiscal 2020:

Effective the first day of fiscal year 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense. The Company adopted this guidance on a prospective basis in 2020. The implementation costs the Company capitalized during 2020 are included in “Leasehold Improvements and Equipment, net” in the Company’s Consolidated Balance Sheets. The corresponding cash flows related to these arrangements are included in “Net cash used in operating activities” in the Company’s Consolidated Statements of Cash Flows.

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

The Company accounts for shipping and handling activities performed as cost of sales under a fulfillment cost and any fee received for shipping and handling as part of the transaction price and recognize revenue when control of the good transfers. Shipping and handling fees billed to customers included in net sales for the years ending December 31, 2020 and December 31, 2019 are as follows:

(In thousands)	2020	2019
Shipping and handling fees billed	$278	$360

Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.

Restricted cash: The Company classifies cash as restricted if the withdrawal or its usage is restricted for more than three months. In connection with a lease amendment entered on November 9, 2018 to lease additional office space located in Los Angeles, California through October 2021, the Company delivered a letter of credit issued by a bank to the landlord in the amount of $0.2 million. The issuing bank required a collateral for the letter of credit and the Company made a deposit covering the letter of credit amount with the issuing bank. The letter of credit expires on October 18, 2021.

Trade accounts receivable, net: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance amounts for the periods ended December 31, 2020 and December 31, 2019 are as follows:

(In thousands)	2020	2019
Allowances Related to
Elysium Health	$-	$2,733
Other Allowances	189	31
	$189	$2,764

Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Credit risk: Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. For cash and cash equivalents, the Company has them either in a form of bank deposits or highly liquid debt instruments in investment-grade pursuant to the Company’s investment policy. U.S. bank accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020, we held a total deposit of approximately $14.7 million with one institution and $1.8 million with another institution which exceeded the FDIC limit. We, however, believe we have very little credit risk exposure for our cash and cash equivalents. Our trade receivables are derived from sales to our customers. We assess credit risk of our customers through quantitative and qualitative analysis. From this analysis, we establish credit limits and manage the risk exposure. We, however, incur credit losses due to bankruptcy or other failure of the customer to pay.

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

Leasehold improvements and equipment, net: Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, computer equipment and implementations costs for cloud computing arrangement. Depreciation on equipment under finance lease is included with depreciation on owned assets. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

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

The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2017 to 2020, which statutes expire in 2021 to 2024, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2020, the Company has no liability for unrecognized tax benefits.

Research and development costs: Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Advertising: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2020 and December 31, 2019 were approximately $7,417,000 and $6,689,000, respectively.

Share-based compensation: The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees. The accounting treatment for share-based payments to employees and non-employees is substantially equivalent.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the service period required for the award. Prior to October 1, 2018, share-based compensation cost for non-employees was remeasured over the vesting term as earned.

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method for “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 to 90 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable. The volatility assumption is based on the historical volatility of the Company’s common stock with an equivalent remaining expected term. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining expected term.

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

For option grants without performance conditions, the Company recognizes compensation expense over the requisite service period ratably, recognizing expense for each tranche of each grant starting on the grant date. For stock options that have both service and performance conditions, the Company recognizes compensation expense using the graded attribution method. Compensation expense for stock options with performance conditions is recognized only for those awards expected to vest. The Company recognizes forfeitures when they occur.

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

Recent accounting standards: In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years ended December 31, 2020 and December 31, 2019.

	Years Ended
(In thousands, except per share data)	2020	2019

Net loss	$(19,925)	$(32,147)

Basic and diluted loss per common share	$(0.33)	$(0.56)

Basic and diluted weighted average common shares outstanding (1):	61,067	57,056

Potentially dilutive securities (2):
Stock options	11,914	10,551

____________

(1) Includes approximately 0.2 million shares of restricted stock for each of the years 2020 and 2019, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Inventory

The amounts of major classes of inventory for the periods ended December 31, 2020 and December 31, 2019 are as follows:

(In thousands)	2020	2019
Consumer Products - Finished Goods	$2,358	$4,877
Consumer Products - Work in Process	5,718	4,659
Bulk ingredients	3,065	1,364
Reference standards	542	635
	$11,683	$11,535

Note 6. Intangible Assets

Intangible assets consisted of the following:

(In thousands)	2020	2019	Weighted Average Total Amortization Period

Healthspan Research LLC Acquisition	$1,346	$1,346	10 years
License agreements and other	1,643	1,635	9 years
Less accumulated depreciation	(1,907)	(1,670)
	$1,082	$1,311

Amortization expenses on amortizable intangible assets included in the consolidated statement of operations for the years ended December 31, 2020 and December 31, 2019 were approximately $0.2 million per year.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands) Years ending December:
2021	$224
2022	186
2023	158
2024	154
2025	151
Thereafter	209
$1,082

Note 7. Leasehold Improvements and Equipment, Net

Leasehold improvements and equipment consisted of the following:

(In thousands)	2020	2019	Useful Life

Laboratory equipment	$2,967	$2,859	10 years
Leasehold improvements	2,357	2,320	Lesser of lease term or estimated useful life
Computer equipment	751	682	3 to 5 years
Implementation costs - Cloud computing arrangements	582	422	5 years
Furniture and fixtures	201	201	7 to 10 years
Construction in progress	2	71
	6,860	6,555
Less accumulated depreciation	3,654	2,790
	$3,206	$3,765

Depreciation expenses on leasehold improvements and equipment included in the consolidated statement of operations for the years ended December 31, 2020 and December 31, 2019 were approximately $0.9 million and $0.8 million, respectively.

Note 8. Leases

Operating Leases

On August 3, 2020, the Company entered into a lease amendment to lease additional space located in Longmont, Colorado. The lease amendment extends the expiration of the lease period from February 2024 to December 2025. Pursuant to the lease amendment, the Company will make additional total lease payments of approximately $0.9 million during the term of the lease.

As of December 31, 2020 and December 31, 2019 the Company had operating lease assets in right of use assets of approximately $1.2 million and $0.9 million, respectively, and corresponding operating lease liabilities of approximately $1.6 million and $1.4 million, respectively. For the years ended December 31, 2020 and December 31, 2019, the following were expenses incurred in connection with operating leases:

(In thousands)	For the Year Ended Dec. 31, 2020	For the Year Ended Dec. 31, 2019
Operating leases
Operating lease expense	$501	$663
Variable lease expense	182	246
Operating lease expense	683	909
Short-term lease rent expense	253	70
Total expense	$936	$979

	At Dec. 31, 2020
Weighted-average remaining lease term (years) - operating leases	2.6
Weighted-average discount rate - operating leases	7.2%

Minimum future lease payments under operating leases as of December 31, 2020 are as follows:

(In thousands)
Year Ending December 31, 2021	$655
Year Ending December 31, 2022	299
Year Ending December 31, 2023	308
Year Ending December 31, 2024	310
Year Ending December 31, 2025	263
Total	1,836
Less present value discount	249
Operating lease liabilities	1,586
Less current portion	589
Long-term obligations under operating leases	$997

Finance Leases

As of December 31, 2020 and December 31, 2019, the Company had finance lease assets in equipment assets of approximately $0.2 million and $0.7 million, respectively and corresponding finance lease liabilities of approximately $0.1 million and $0.3 million, respectively. For the years ended December 31, 2020 and December 31, 2019, following were expenses incurred in connection with finance leases:

(In thousands)	For the Year Ended Dec. 31, 2020	For the Year Ended Dec. 31, 2019
Finance leases
Amortization of equipment assets	$93	$83
Interest on lease liabilities	13	33
Total expenses	$106	$116

		At Dec. 31, 2020
Weighted-average remaining lease term (years) - finance leases		1.3
Weighted-average discount rate - finance leases		7.3%

Minimum future lease payments under finance leases as of December 31, 2020 are as follows:

(In thousands)
Year Ending December 31, 2021	$32
Year Ending December 31, 2022	21
Total	53
Less present value discount	2
Finance lease liabilities	51
Less current portion	31
Long-term obligations under finance leases	$20

Note 9. Line of Credit

On November 12, 2019, the Company entered into a business financing agreement with Western Alliance Bank (the “Credit Agreement”), in order to establish a formula based revolving credit line pursuant to which the Company may borrow an aggregate principal amount of up to $7.0 million, subject to the terms and conditions of the Credit Agreement. As of December 31, 2020, the Company did not have any outstanding balance from this line of credit arrangement.

The interest rate as of December 31, 2020 was 6.25%. The interest rate is calculated at a floating rate per month equal to (a) the greater of (i) 4.75% per year or (ii) the Prime Rate published by The Wall Street Journal, plus (b) 1.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on November 12, 2021.

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

Debt Issuance Costs

For the years ended December 31, 2020 and December 31, 2019, The Company incurred debt issuance costs of approximately $113,000 and $49,000, respectively, in connection with this line of credit arrangement and had an unamortized balance of approximately $57,000 as of December 31, 2020. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.

Note 10. Deferred Revenue

In December 2018, the Company entered into a supply agreement with Nestec Ltd. (“Nestlé”), pursuant to which Nestlé is the exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, the Company received an upfront fee of $4.0 million in January 2019. In December 2020, the Company also received $1.0 million for the launch of product in certain territory pursuant to the supply agreement. The Company determined that both the $4.0 million upfront fee and the $1.0 million product launch fee are treated as advance payments for future performance obligations, and utilized output method to recognize the allocated transaction price for this performance obligation as products are supplied over the duration of the exclusivity period. In utilizing output method, the Company estimated total delivery volume based on forecast inputs received from Nestlé on expected purchases of NIAGEN® over the course of the supply agreement.

Revenue recognized from deferred revenue were as follows:

	Year ending		At	At
(In thousands)	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019

Revenue recognized from deferred revenue	$432	$127
Deferred Revenue Balance			$4,441	$3,873

Note 11. Income Taxes

At December 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rates of 0% for both years 2020 and 2019. At December 31, 2020 and December 31, 2019, we recorded a valuation allowance of $35.2 million and $30.3 million, respectively. The valuation allowance increased by $4.9 million during 2020.

A reconciliation of income taxes computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	2020	2019

Federal income tax expense at statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(5.7)%	(6.4)%
Permanent differences	1.4%	1.1%
Change in state tax rate	(0.1)%	0.0%
Changes of state net operating losses	(0.3)%	0.3%
Change in stock options and restricted stock	0.3%	(0.2)%
Change in valuation allowance	25.2%	26.2%
Other	0.2%	0.0%
Effective tax rate	0.0%	0.0%

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2020 and December 31, 2019:

(In thousands)	2020	2019

Deferred tax assets:
Net operating loss carryforward	$28,496	$24,233
Stock options and restricted stock	5,051	3,988
Interest expense	220	278
Inventory reserve	272	353
Allowance for doubtful accounts	50	758
Accrued expenses	1,190	689
Deferred revenue	5	-
Leasehold improvements and equipment	32	14
Intangibles	85	66
Operating leases	96	152
	35,497	30,531
Less valuation allowance	(35,244)	(30,313)
	253	218

Deferred tax liabilities:
Prepaid expenses	(253)	(218)
	(253)	(218)
	$-	$-

As of December 31, 2020, the Company has tax net operating loss carryforwards for federal and state income tax purposes of approximately $106.6 million and $92.7 million, respectively, portions of which begin to expire in the year ending December 31, 2023 and 2022, respectively. The federal net operating loss carryforward of $66.6 million generated in tax years beginning after December 31, 2017 can be carried forward indefinitely but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

Under the Internal Revenue Code of 1986, as amended (the “Code”), certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company has determined that the stock issued in the year of 2020 did not create a change in control under the Section 382 of the Code. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

The Tax Cuts and Jobs Act created new Section 951A, which set forth a new set of tax rules affecting U.S. shareholders of controlled foreign corporations (“CFCs”). Section 951A defined a new category of income, global intangible low-taxed income (“GILTI”), which must be included on the U.S. shareholder’s tax return as it is earned, regardless of when it is distributed (similar to subpart F income). This provision is effective for CFC tax years beginning after December 31, 2017. The Company has prepared the GILTI calculation for 2020 and there is no U.S. tax on GILTI for 2020 due to a loss.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020 and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. Additionally, the CARES Act permits net operating loss carryovers (“NOLs”) and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect it to have a material impact on the income tax provision.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years for income taxes. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2020 and December 31, 2019.

Note 12. Related Party Transactions

Sale of consumer products

	Net sales Year ended Dec. 31, 2020	Net sales Year ended Dec. 31, 2019	Trade receivable at Dec. 31, 2020	Trade receivable at Dec. 31, 2019
A.S. Watson Group	$7.7 million	$7.3 million	$0.9 million	$0.8 million
Horizon Ventures (1)	$1.6 million	-	-	-
Total	$9.3 million	$7.3 million	$0.9 million	$0.8 million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

(1) For the year ended December 31, 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals.

Note 13. Share-Based Compensation

Stock Option Plans

At the discretion of the compensation committee of the Board of Directors (the “Compensation Committee”), the Company may grant options to purchase the Company’s common stock to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance.

The Company grant awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which is approved by the stockholders and Board of Directors. As of December 31, 2020, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the 2007 Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 5.9 million shares at December 31, 2020.

General Vesting Conditions

The stock option awards generally vest ratably over a three-year period following grant date after a passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee.

The fair value of the Company’s stock options that are not market or performance based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years ended December 31, 2020 and December 31, 2019.

Year Ended December	2020	2019
Expected term	6 years	6 years
Volatility	67%	67%
Risk-free rate	1%	2%
Dividend Yield	0%	0%

1) Service Period Based Stock Options

The majority of options granted by the Company are comprised of service based options. These options vest ratably over a defined period following grant date after a passage of a service period.

The following table summarizes service period based stock options activity (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2018	8,023	$3.75	7.11		$2,207

Options Granted	2,603	4.03	10.00	$2.46
Options Exercised	(402)	2.54			$389
Options Expired	(3)	4.50
Options Forfeited	(712)	3.89
Outstanding at December 31, 2019	9,509	$3.86	6.90		$6,315

Options Granted	3,609	4.18	10.00	$2.45
Options Exercised	(1,052)	3.84			$1,271
Options Expired	(259)	4.66
Options Forfeited	(974)	3.75
Outstanding at December 31, 2020	10,833	$3.96	6.84		$10,472	*

Exercisable at December 31, 2020	6,670	$3.83	5.39		$7,562	*

*The aggregate intrinsic values in the table above are based on the Company’s closing stock price of $4.80 on the last day of business for the year ended December 31, 2020.

2) Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2018	67	$1.89	4.08
Options Granted	-	-
Options Exercised	(25)	1.89			$69
Options Forfeited	-	-
Outstanding at December 31, 2019	42	$1.89	3.08		$101
Options Granted	164	4.34	4.00	$2.26
Options Exercised	(42)	1.89			$100
Options Forfeited	(83)	4.34
Outstanding at December 31, 2020	81	$4.34	3.06		$37	*

Exercisable at December 31, 2020	81	$4.34	3.06		$37	*

*The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $4.80 on the last day of business for the period ended December 31, 2020.

3) Market Based Stock Options

The Company also grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price. The following table summarizes market based stock options activity (in thousands except per share data and remaining contractual term):

Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Outstanding at December 31, 2018	1,000	$4.24	8.76
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding at December 31, 2019	1,000	$4.24	7.76		$70
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Outstanding and Exercisable at December 31, 2020	1,000	$4.24	6.76		$560	*

*The aggregate intrinsic value in the table above are, based on the Company’s closing stock price of $4.80 on the last day of business for the period ended December 31, 2020.

Total Remaining Unamortized Compensation for Stock Options

As of December 31, 2020, there was approximately $8.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans for stock options. That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock awards granted by the Company to employees have vesting conditions that are unique to each award.

The following table summarizes activity of restricted stock awards granted (in thousands except per share fair value):

		Weighted Average
	Shares	Fair Value
Unvested shares at December 31, 2018	183	$3.25
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 31, 2019	183	$3.25
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested shares at December 31, 2020	183	$3.25

Expected to Vest as of December 31, 2020	183	$3.25

Performance Stock Awards

During the fiscal year 2019, the Compensation Committee approved a grant of 166,666 shares of fully-vested restricted stock to Robert Fried, the Company’s Chief Executive Officer. The shares were granted pursuant to his employment agreement, which provided for the stock grants upon the achievement of certain performance goals. The expense recognized in the fiscal year 2019 for the awarded shares were approximately $0.7 million.

Share-based Compensation

Share-based compensation expenses for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Year ending
(In thousands)	Dec. 31, 2020	Dec. 31, 2019
Share-based compensation expense
Cost of sales	$142	$107
Sales and marketing	1,282	731
Research and development	551	529
General and administrative	4,961	5,805

Total	$6,936	$7,172

Note 14. Stock Issuance and Conversion of Convertible Notes

Stock Issuance

On April 27, 2020, the Company entered into a Securities Purchase Agreement with related parties pursuant to which the Company agreed to sell and issue approximately 1.2 million shares for $5.0 million, or $4.08 per share. The selling price was determined by the average closing price over the ten trading days immediately preceding the date of Securities Purchase Agreement. On May 7, 2020, the Company closed the transaction and received proceeds of $4.9 million, net of offering costs.

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

In accordance with ASU 2017-11, the Company recognized the value of the triggered down round as a beneficial conversion discount to earnings. The Note purchasers obtained approximately additional 62,000 shares of the Company’s common stock due to the down round feature with an incremental intrinsic value of approximately $281,000. This amount was initially recognized as debt discount and was amortized as interest expense.

Along with the issuance cost of the Notes, the Company recorded a total of approximately $0.8 million as interest expense in amortization of debt discounts during the year ended December 31, 2019.

Debt Modification

On June 30, 2019, the Company and the Purchasers entered into an Omnibus Amendment to the Purchase Agreement and the Notes to (i) remove the restriction on the Company issuing common stock during a certain restricted period and (ii) amend the Notes to extend the maturity date by 45 days from July 1, 2019 to August 15, 2019. The amendment to extend the maturity date for another 45 days to August 15, 2019 was recognized as a modification of the Notes.

Note 15. Commitments and Contingencies

Purchase obligations

The Company enters into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, research and development, and laboratory supplies. Minimum future payments under purchase obligations as of December 31, 2020 are as follows:

Fiscal year ending:
2021	$17.3 Million
$17.3 Million

Royalty

The Company has various licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for royalty payments based on contractual minimums and expire at various dates. In addition, the Company is required to pay a range of 2% to 5% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees for the years ended December 31, 2020 and December 31, 2019 were approximately $1.9 million and $2.7 million, respectively under these agreements.

Minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands) Fiscal years ending:
2021	$370
2022	371
2023	340
2024	350
2025	350
$1,781

Legal proceedings

1. Elysium Health, LLC

(A) California Action

On December 29, 2016, ChromaDex, Inc. filed a complaint in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant (the “Complaint”). On January 25, 2017, Elysium filed an answer and counterclaims in response to the Complaint (together with the Complaint, the “California Action”). Over the course of the California Action, the parties have each filed amended pleadings several times and have each engaged in several rounds of motions to dismiss and one round of motion for judgment on the pleadings with respect to various claims. Most recently, on November 27, 2018, ChromaDex, Inc. filed a fifth amended complaint that added an individual, Mark Morris, as a defendant. Elysium and Morris (“the Defendants”) moved to dismiss on December 21, 2018. The court denied Defendants’ motion on February 4, 2019. Defendants filed their answer to ChromaDex, Inc.’s fifth amended complaint on February 19, 2019. ChromaDex, Inc. filed an answer to Elysium’s restated counterclaims on March 5, 2019. Discovery closed on August 9, 2019.

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

On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global COVID-19 pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The court vacated the trial date on March 20, 2020. The court held a telephonic status conference on June 9, 2020, during which the court indicated that it will reschedule the jury trial as soon as conditions permit. On November 4, 2020, the parties submitted a joint status report indicating that they will propose a new trial date as soon as the court announces that it will resume jury trials. On November 18, 2020, the court set trial to begin on September 21, 2021.

On December 11, 2020, Elysium filed a “Notice of Correction of Depositions” related to the depositions of its chief executive officer, Eric Marcotulli, and chief operating officer, Daniel Alminana, both taken in March 2019.  On March 8, 2021, based in part on information that Elysium submitted under seal with that notice, ChromaDex filed a motion for sanctions or, in the alternative, reconsideration of the court’s January 16, 2020 order regarding summary judgment, in which ChromaDex moved to dismiss Elysium’s third, fourth, and fifth counterclaims.  Elysium’s opposition brief is due March 22, 2021, and ChromaDex’s reply brief is due March 29, 2021.  The court set the hearing on the motion for May 3, 2021.

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

On December 14, 2020, Elysium Health filed a motion to supplement and amend its counterclaims to add claims regarding alleged advertising related to COVID. On January 19, 2021, the court denied Elysium Health’s motion.

The completion of all discovery is set for April 23, 2021 and the deadline to submit the Joint Pretrial Report is June 22, 2021. The court has ordered the parties to be ready for trial on 48 hours’ notice by August 9, 2021.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of December 31, 2020, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

(C) Delaware - Patent Infringement Action

On September 17, 2018, ChromaDex, Inc. and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. The complaint alleges that Elysium’s BASIS® dietary supplement violates U.S. Patents 8,197,807 (the “‘807 Patent”) and 8,383,086 (the “‘086 Patent”) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to ChromaDex, Inc. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.

On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ‘807 Patent and the ‘086 Patent before the Patent Trial and Appeal Board (“PTAB”) and (2) the outcome of the litigation in the California Action. ChromaDex, Inc. filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex, Inc. argued that given claim 2 of the ‘086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex, Inc. argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ‘086 Patent, proving right ChromaDex, Inc.’s prediction, ChromaDex, Inc. informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.

On November 1, 2019, ChromaDex, Inc. filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex, Inc.’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, ChromaDex, Inc. served infringement contentions. Elysium filed a Second Amended Answer on July 10, 2020.

On April 24, 2020, ChromaDex, Inc. moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to ChromaDex, Inc.’s motion for leave to amend and moved to dismiss ChromaDex, Inc. for alleged lack of standing. ChromaDex, Inc. filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. The Court held a hearing on the motion for leave to amend the complaint and Elysium’s motion to dismiss on September 16, 2020. On December 15, 2020, the Court entered orders (i) granting in part and denying in part Elysium’s motion to dismiss ChromaDex, Inc. for alleged lack of standing; and (ii) denying ChromaDex, Inc.’s motion for leave to amend. ChromaDex, Inc. filed a motion for reargument on December 29, 2020. Elysium filed a response to the motion for reargument on January 28, 2021. ChromaDex, Inc. filed a motion for leave to file a sur-reply on February 8, 2021. Elysium filed a response to the motion for leave to file a sur-reply on February 12, 2021. ChromaDex, Inc. filed a reply to the motion for leave to file a sur-reply on February 19, 2021. The Court has not yet ruled on the motion for reargument.

On July 22, 2020 the parties filed a Joint Claim Construction Chart and respective motions for claim construction. The parties filed a Joint Claim Construction Brief on November 5, 2020. The Court held a Markman hearing on claim-construction issues on December 17, 2020. The Court entered a claim-construction ruling on January 5, 2021.

Fact discovery closed on January 26, 2021. Opening expert reports were served on February 9, 2021. Responsive expert reports were served on March 9, 2021. Reply expert reports are due to be served on March 30, 2021.

Trial is scheduled for September 27-30, 2021.

2. Other

(A) Employee Dispute

On September 25, 2020, the Company received a demand letter from a former employee, alleging a series of employment-related claims against the Company after the employee was laid off as part of a company restructuring. The employee alleges she was harassed and, ultimately, terminated in retaliation for taking intermittent leave, under the Family and Medical Leave Act. No lawsuit has been filed to date. The Company believes these claims are without merit and is seeking to amicably resolve the matter pre-lawsuit. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.

(B) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (“Rejuvenation”), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties. The Company believes these claims are without merit and is seeking to amicably resolve the matter pre-lawsuit. As of December 31, 2020, the Company has recorded a return liability of approximately $0.5 million, which the Company has offered to settle in good faith. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.

(C) Thorne Research, Inc.

On or around September 28, 2020, Thorne Research, Inc. (“Thorne”) provided notice to ChromaDex, Inc. that it intended to terminate its March 25, 2019 Supply Agreement and subsequent amendments with ChromaDex, Inc., effective as of December 31, 2020. A discussion between ChromaDex, Inc. and Thorne followed, and Thorne asserted that it could challenge the ‘086 Patent in an IPR proceeding on the basis of prior art, but would be willing to enter into a mutual existence agreement that would permit Thorne to source NR from a third party. Thorne did not offer substantive information supporting a prior art claim or about the nature of the threatened IPR.

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition is due on March 15, 2021. On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition is due on May 18, 2021.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Contingencies

(A) In September 2019, the Company received a letter from a licensor stating that the Company owed the licensor $1.6 million plus interest of sublicense fees as a result of the Company entering into the supply agreement with a customer. After reviewing the relevant facts and circumstances, the Company believes that the Company does not owe any sublicense fees to the licensor and has corresponded with the licensor to resolve the matter. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

(B) On November 17, 2020, the Company received a warning letter (“the Letter”) from the United States Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”). The Letter references statements issued by the Company relating to preclinical and clinical research results involving nicotinamide riboside and COVID-19. The statements were included in press releases and referenced in social media posts.

On November 18, 2020, the Company provided a response to the Letter stating that the Company disagrees with the assertion in the Letter that the Company’s products are intended to mitigate, prevent, treat, diagnose or cure COVID-19 in violation of certain sections of the FD&C Act and the FTC Act, but rather accurately reflected the results of scientific research.

Nonetheless, the Company also responded that is had deleted social media references to the studies and removed related press releases from its website. No further action has been taken by the FDA or the FTC to date. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

Note 16. Business Segmentation and Geographical Distribution

The Company has the following three reportable segments for the years ended December 31, 2020 and December 31, 2019:

● Consumer products segment: provides finished dietary supplement products that contain the Company’s proprietary ingredients directly to consumers as well as to distributors.

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

Year ended	Consumer		Analytical Reference
December 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$47,090	$9,198	$2,969	$-	$59,257
Cost of sales	17,541	3,593	2,849	-	23,983

Gross profit	29,549	5,605	120	-	35,274

Operating expenses:
Sales and marketing	20,323	41	584	-	20,948
Research and development	3,245	487	-	-	3,732
General and administrative	-	-	-	30,448	30,448
Operating expenses	23,568	528	584	30,448	55,128

Operating income (loss)	$5,981	$5,077	$(464)	$(30,448)	$(19,854)

Year ended	Consumer		Analytical Reference
December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$36,075	$6,196	$4,020	$-	$46,291
Cost of sales	14,550	2,980	2,992	-	20,522

Gross profit	21,525	3,216	1,028	-	25,769

Operating expenses:
Sales and marketing	17,343	245	628	-	18,216
Research and development	3,699	721	-	-	4,420
General and administrative	-	-	-	34,308	34,308
Other	-	-	-	125	125
Operating expenses	21,042	966	628	34,433	57,069

Operating income (loss)	$483	$2,250	$400	$(34,433)	$(31,300)

	Consumer		Analytical Reference
At December 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$11,567	$3,701	$802	$22,288	$38,358

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Year Ended December 31, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$47,090	$-	$-	$47,090
NIAGEN® Ingredient	-	7,070	-	7,070
Subtotal NIAGEN Related	$47,090	$7,070	$-	$54,160

Other Ingredients	-	2,128	-	2,128
Reference Standards	-	-	2,925	2,925
Consulting and Other	-	-	44	44
Subtotal Other Goods and Services	$-	$2,128	$2,969	$5,097

Total Net Sales	$47,090	$9,198	$2,969	$59,257
	Consumer		Analytical Reference
At December 31, 2019	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$12,137	$2,135	$918	$25,057	$40,247

Year Ended December 31, 2019 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN®, Consumer Product	$36,075	$-	$-	$36,075
NIAGEN® Ingredient	-	4,879	-	4,879
Subtotal NIAGEN Related	$36,075	$4,879	$-	$40,954

Other Ingredients	-	1,317	-	1,317
Reference Standards	-	-	3,064	3,064
Consulting and Other	-	-	956	956
Subtotal Other Goods and Services	$-	$1,317	$4,020	$5,337

Total Net Sales	$36,075	$6,196	$4,020	$46,291

Revenues from international sources

Revenues from International Sources	Year ended Dec. 31, 2020	Year ended Dec. 31, 2019
Consumer Products Segment	$16.9 million	$10.8 million
Ingredients Segment	$1.8 million	$0.6 million
Analytical Reference Standards and Services Segment	$1.3 million	$1.8 million
Total	$20.0 million	$13.2 million

*International sources include Europe, North America, South America, Asia and Oceania.

Long-lived assets

The Company’s long-lived assets are located within the United States.

Disclosure of major customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Years Ended December 31
Major Customers	2020	2019

A.S. Watson Group - Related Party	13.0%	15.8%

Major customers who accounted for more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company’s Total Trade Receivables
Major Customers	At December 31, 2020	At December 31, 2019

A.S. Watson Group - Related Party	31.9%	39.0%
Life Extension	17.7%	27.4%
Amazon Marketplaces	12.0%	10.3%
Matakana Health	11.1%	*

* Represents less than 10%.

Disclosure of major vendors

Major vendors who accounted for more than 10% of the Company’s total accounts payable were as follows:

	Percentage of the Company’s Total Accounts Payable
Major Vendors	At December 31, 2020	At December 31, 2019

Vendor A	39.7%	43.1%

Note 17. Subsequent Events

Subsequent to the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company sold and issued approximately 3.8 million shares for $25.0 million, $6.50 per share.

From January 1, 2021 through March 5, 2021, approximately 0.8 million stock options have been exercised at weighted average exercise price of $4.09 per share and the Company received proceeds of approximately $3.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of the material weakness in our internal control over financial reporting discussed below.

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

Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria because of a material weakness described below.

48

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in consolidated financial statements under ASC 450 - Contingencies. The material weakness was previously identified as of December 31, 2019. Specifically, the Company failed to disclose in its Quarterly Report on Form 10-Q for the period ended September 30, 2020 that the Company received a letter in September 2020 from a customer requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties, and failed to record a liability in its financial statements for such quarter.

The Company is still in the process of analyzing and addressing the material weakness. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2021.

Our principal executive officer and principal financial officer believe that, notwithstanding the material weakness discussed above, the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

In connection with the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2020, our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, previously concluded that our disclosure controls and procedures were effective, and that the material weakness previously identified and described above had been remediated. Subsequent to that evaluation, management reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 and concluded that our disclosure controls and procedures over financial reporting were not effective as the previously identified material weakness discussed above was not remediated as of September 30, 2020. Our principal executive officer and principal financial officer believe that, notwithstanding the material weakness discussed above, the consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2020 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

49

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

Item 9B. Other Information

On March 9, 2021, Mark Friedman, the Company’s Chief Legal Officer, notified the Company that he intends to retire, effective March 12, 2021 (the “Retirement Date”).  Mr. Friedman entered into a consultant agreement (the “Consulting Agreement”) whereby Mr. Friedman will provide certain advisory services to the Company for a period of 90 days following the Retirement Date in exchange for a cash payment of $12,000 per month. The services provided pursuant to the Consulting Agreement will constitute continuous service with the Company.  The Consulting Agreement may be renewed for additional one-month terms upon written agreement by both parties, and may be terminated by either party upon 30 days’ written notice.

In connection with Mr. Friedman’s retirement, the Company expects that Lisa Hatton Harrington, the Company’s General Counsel, will be appointed as an executive officer of the Company and will materially assume the duties and responsibilities of Mr. Friedman.

50

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

51

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
3.4

Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1

Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2

Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and ChromaDex (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3

Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

52

4.4

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

4.6

Description of Common Stock of the Registrant (incorporated by reference to, and filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 10, 2020)

4.7

Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

4.8

Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2019)

4.9

Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020)

10.1

Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference to, and filed as Appendix B to the Registrant’s Current Definitive Proxy Statement on Schedule 14A (File No. 000-53290) filed with the Commission on May 4, 2010)(1)+

10.2

Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.3

Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.4

Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.5

Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.6

License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on May 18, 2010)*

10.7

First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 11, 2011)*

10.8

Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 13, 2015)*

10.9

License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 10, 2011)*

10.10

Exclusive License Agreement, dated September 8, 2011 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 10, 2011)*

10.11

First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 6, 2014)*

53

10.12

Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.13

Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.14

Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.15

Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.16

License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.17

Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 12, 2014)*

10.18

First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.19

License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.40 to the Registrant’s Annual report on Form 10-K (File No. 000-53290) filed with the Commission on March 19, 2015)*

10.20

First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.7 to the Registrant’s Quarterly report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.21

Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 20, 2016)

10.22

First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC (62 1625-1751 S. Fordham LLC and 64-1625-1751 S. Fordham LLC are successors-in-interest to Lease Agreement, made as of April 14, 2016, by and between ChromaDex Analytics, Inc and Longmont Diagonal Investments LLC) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020)

10.23

Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on December 16, 2016)+

10.24

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on August 9, 2018)+

10.25

Membership Interest Purchase Agreement effective as of March 12, 2017, by and among Robert Fried, Charles Brenner, Jeffrey Allen and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)

10.26

Form of Restricted Stock Award Agreement for Robert Fried (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)+

10.27

Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.28

ChromaDex Corporation 2017 Equity Incentive Plan, as amended, and Form of Option Grant Notice, Form of Option Agreement, Form of Restricted Stock Award Grant Notice, Form of Restricted Stock Award Agreement, Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement thereunder (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 22, 2020)+

54

10.29

Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.30

First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.31

Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.32

Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.33

Executive Employment Agreement, dated October 5, 2017, by and between Kevin M. Farr and the Registrant (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 10, 2017)+

10.34

Executive Employment Agreement, dated as of January 22, 2018, by and between Mark Friedman and the Registrant (incorporated by reference to and filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)+

10.35

Executive Employment Agreement, dated as of June 1, 2018, by and between Lisa Bratkovich and the Registrant (incorporated by reference to, and filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)+

10.36

Separation Agreement, dated January 10, 2020, by and among ChromaDex Corporation and Lisa Bratkovich (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 18, 2020)+

10.37

Supply Agreement, dated December 19, 2018, by and between ChromaDex, Inc. and Nestec Ltd. (incorporated by reference to, and filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)*

10.38

Note Purchase Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

10.39

Omnibus Amendment to Note Purchase Agreement and Convertible Promissory Notes, dated June 30, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 1, 2019)

10.40

Securities Purchase Agreement, dated August 13, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 14, 2019)

10.41

Securities Purchase Agreement, dated April 27, 2020, by and among ChromaDex Corporation and Winsave Resources Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on April 29, 2020)

10.42

At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc. (incorporated by reference to, and filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-239144) filed with the Commission on June 12, 2020)

10.43

Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank (incorporated by reference to, and filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 10, 2020)

10.44	First Modification to Business Financing Agreement dated October 7, 2020, by and between ChromaDex Corporation and Western Alliance Bank❖

55

10.45

Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.46

Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.47

Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.48

Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.49

Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.50

Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.51

Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020) **

10.52	Executive Employment Agreement, dated as of July 23, 2019, by and between Megan Jordan and the Registrant❖+
21.1	Subsidiaries of ChromaDex Corporation❖
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

❖	Filed herewith.
(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
(2)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

Item 16. Form 10-K Summary

None.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March 2021.

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

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 12, 2021
Robert Fried	(Principal Executive Officer)

/s/ KEVIN FARR	Chief Financial Officer	March 12, 2021
Kevin Farr	(Principal Financial and Accounting Officer)

/s/ FRANK L. JAKSCH JR.	Executive Chairman of the Board and Director	March 12, 2021
Frank L. Jaksch Jr.

/s/ STEPHEN BLOCK	Director	March 12, 2021
Stephen Block

/s/ JEFF BAXTER	Director	March 12, 2021
Jeff Baxter

/s/ KURT GUSTAFSON	Director	March 12, 2021
Kurt Gustafson

/s/ STEVEN RUBIN	Director	March 12, 2021
Steven Rubin

/s/ TONY LAU	Director	March 12, 2021
Tony Lau

/s/ WENDY YU	Director	March 12, 2021
Wendy Yu

57