Form 10-Q
period 2021-03-31
ChromaDex Corp.
filed 2021-05-06
CIK 1386570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 5, 2021 there were 67,932,548 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Quarterly Report to the terms “ChromaDex”, “the Company”, “we,” “our, and “us” refer to ChromaDex Corporation.

SUMMARY OF RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

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

•

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would pose risks to our business, results of operations, financial condition and cash flows.

•

We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business, results of operations, financial condition and cash flows.

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

•

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

•	We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.

•

Any inability to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, would pose risks to our business, results of operations, financial condition and cash flows.

•

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

•	Government regulations of our customer’s business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.

•	The market price of our common stock may be volatile and adversely affected by several factors.

•	We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

•	We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.

•	We may become involved in securities class action litigation that could divert management’s attention and harm our business, results of operations, financial condition and cash flows.

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements (UNAUDITED)

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2021 and December 31, 2020
(In thousands, except per share data)

	Mar. 31, 2021	Dec. 31, 2020
Assets

Current Assets
Cash, including restricted cash of $0.2 million and $0.2 million, respectively	$44,691	$16,697
Trade receivables, net of allowances of $0.2 million and $0.2 million, respectively;
Receivables from Related Party: $1.3 million and $0.9 million, respectively	4,647	2,694
Inventories	12,762	11,683
Prepaid expenses and other assets	1,119	1,145
Total current assets	63,219	32,219

Leasehold Improvements and Equipment, net	3,058	3,206
Intangible Assets, net	1,022	1,082
Right of Use Assets	1,100	1,226
Other Long-term Assets	594	625

Total assets	$68,993	$38,358

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$11,693	$9,445
Accrued expenses	7,328	6,133
Current maturities of operating lease obligations	485	589
Current maturities of finance lease obligations	19	31
Customer deposits	231	278
Total current liabilities	19,756	16,476

Deferred Revenue	4,441	4,441
Operating Lease Obligations, Less Current Maturities	947	997
Finance Lease Obligations, Less Current Maturities	17	20

Total liabilities	25,161	21,934

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value; authorized 150,000 shares; issued and outstanding March 31, 2021 67,702 shares and December 31, 2020 61,881 shares	68	62
Additional paid-in capital	192,972	158,190
Accumulated deficit	(149,206)	(141,825)
Cumulative translation adjustments	(2)	(3)
Total stockholders' equity	43,832	16,424

Total liabilities and stockholders' equity	$68,993	$38,358

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2021 and March 31, 2020
(In thousands, except per share data)

	Mar. 31, 2021	Mar. 31, 2020

Sales, net	$14,683	$14,345
Cost of sales	5,449	6,034

Gross profit	9,234	8,311

Operating expenses:
Sales and marketing	6,258	4,447
Research and development	824	919
General and administrative	9,514	8,835
Operating expenses	16,596	14,201

Operating loss	(7,362)	(5,890)

Nonoperating expense:
Interest expense, net	(19)	(12)
Nonoperating expense	(19)	(12)

Net loss	$(7,381)	$(5,902)

Basic and diluted loss per common share	$(0.12)	$(0.10)

Basic and diluted weighted average common shares outstanding	64,164	59,782

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Month Periods Ended March 31, 2021 and March 31, 2020
(In thousands)

	Common Stock		Additional		Cumulative	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Translation Adjustments	Stockholders' Equity

Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424

Issuance of common stock, net of offering costs of $0.1 million	3,846	4	24,867	-	-	24,871

Exercise of stock options	1,975	2	8,631	-	-	8,633

Share-based compensation	-	-	1,284	-	-	1,284

Net loss	-	-	-	(7,381)	1	(7,380)

Balance, March 31, 2021	67,702	$68	$192,972	$(149,206)	$(2)	$43,832

	Common Stock		Additional		Cumulative	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Translation Adjustments	Stockholders' Equity

Balance, January 1, 2020	59,562	$60	$142,285	$(121,900)	$-	$20,445

Exercise of stock options	43	-	132	-	-	132

Share-based compensation	-	-	1,873	-	-	1,873

Net loss	-	-	-	(5,902)		(5,902)

Balance, March 31, 2020	59,605	$60	$144,290	$(127,802)	$-	$16,548

See Notes to Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2021 and March 31, 2020
(In thousands)

	Mar. 31, 2021	Mar. 31, 2020

Cash Flows From Operating Activities
Net loss	$(7,381)	$(5,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	221	214
Amortization of intangibles	60	62
Amortization of right of use assets	126	92
Share-based compensation expense	1,284	1,873
Allowance for doubtful trade receivables	14	(2,708)
Non-cash financing costs	28	23
Changes in operating assets and liabilities:
Trade receivables	(1,967)	1,326
Inventories	(1,079)	255
Implementation costs for cloud computing arrangement	(28)	-
Prepaid expenses and other assets	74	252
Accounts payable	2,248	(1,467)
Accrued expenses	1,196	833
Customer deposits and other	(47)	69
Principal payments on operating leases	(154)	(143)
Net cash used in operating activities	(5,405)	(5,221)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(46)	(15)
Investment in other long-term assets	-	(5)
Net cash used in investing activities	(46)	(20)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	24,871	-
Proceeds from exercise of stock options	8,633	132
Payment of debt issuance costs	(44)	(15)
Principal payments on finance leases	(15)	(80)
Net cash provided by financing activities	33,445	37

Net increase (decrease) in cash	27,994	(5,204)

Cash Beginning of Period, including restricted cash of $0.2 million for both 2021 and 2020	16,697	18,812

Cash Ending of Period, including restricted cash $0.2 million for both 2021 and 2020	$44,691	$13,608

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$6

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$-	$47

See Notes to Consolidated Financial Statements.

Note 1. Interim Financial Statements

The accompanying financial statements of ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited and ChromaDex Europa B.V. (collectively referred to herein as “ChromaDex” or the “Company” or, in the first person as “we”, “us” and “our”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of March 31, 2021 and results of operations and cash flows for the three months ended March 31, 2021 and March 31, 2020. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Note 3. Liquidity

The Company's net cash outflow from operating activities was approximately $5.4 million for the three-month period ended March 31, 2021. As of March 31, 2021, cash and cash equivalents totaled approximately $44.7 million, which includes restricted cash of approximately $0.2 million.

The Company anticipates that its current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of these financial statements. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”). As of March 31, 2021, we have not sold any securities pursuant to the ATM Facility.

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

Note 5. Earnings Per Share Applicable to Common Stockholders

The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(In thousands, except per share data)	Mar. 31, 2021	Mar. 31, 2020

Net loss	$(7,381)	$(5,902)

Basic and diluted loss per common share	$(0.12)	$(0.10)

Basic and diluted weighted average common shares outstanding (1):	64,164	59,782

Potentially dilutive securities (2):
Stock options	10,157	12,194
Restricted stock units	92	-

______________

(1) Includes approximately 0.2 million and 0.2 million nonvested shares of restricted stock for the periods ending Mar. 31, 2021 and Mar. 31, 2020, respectively, which are participating securities that feature voting and dividend rights.

(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions

Sale of consumer products

	Net sales Three months ended Mar. 31, 2021	Net sales Three months ended Mar. 31, 2020	Trade receivable at Mar. 31, 2021	Trade receivable at Dec. 31, 2020
A.S. Watson Group	$1.6 million	$1.8 million	$1.3 million	$0.9 million

*A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.

Note 7. Inventories

The amounts of major classes of inventory as of March 31, 2021 and December 31, 2020 are as follows:

(In thousands)	Mar. 31, 2021	Dec. 31, 2020
Consumer Products - Finished Goods	$3,839	$2,358
Consumer Products - Work in Process	4,620	5,718
Bulk ingredients	3,758	3,065
Reference standards	545	542
	$12,762	$11,683

Note 8. Stock Issuance

On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund (the "Financing”) pursuant to which the Company agreed to sell and issue approximately 3.8 million of common stock at a price of $6.50 per share. On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs.

Note 9. Leases

Operating Leases

As of March 31, 2021, the Company had right of use assets stemming from operating leases of approximately $1.1 million, and corresponding operating lease liabilities of approximately $1.4 million. For the three months ended March 31, 2021 and March 31, 2020, the following were expenses incurred in connection with our operating leases:

(In thousands)	For the Three Months Ended Mar. 31, 2021	For the Three Months Ended Mar. 31, 2020
Operating leases
Operating lease expense	$154	$120
Variable lease expense	40	69
Operating lease expense	194	189
Short-term lease rent expense	62	64
Total expense	$256	$253

At Mar. 31, 2021
Weighted-average remaining lease term (years) operating leases	2.5
Weighted-average discount rate operating leases	7.0%

Minimum future lease payments under operating leases as of March 31, 2021 are as follows:

(In thousands)
Nine Months Ending December 31, 2021	$474
Year Ending December 31, 2022	299
Year Ending December 31, 2023	308
Year Ending December 31, 2024	310
Year Ending December 31, 2025	263
Total	1,654
Less present value discount	222
Operating lease liabilities	1,432
Less current portion	485
Long-term obligations under operating leases	$947

Note 10. Share-Based Compensation

Equity Plans

At the discretion of the compensation committee of the Board of Directors (the “Compensation Committee”), the Company may grant options to purchase the Company’s common stock, restricted stock units and other equity awards to certain individuals from time to time. Management and the Compensation Committee determine the terms of awards which include the exercise price, vesting conditions and expiration dates at the time of grant. Expiration dates for stock options are not to exceed 10 years from their date of issuance.

The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. As of March 31, 2021, under the 2017 Plan, the Company is authorized to issue shares subject to awards that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The remaining number of shares available for issuance under the 2017 Plan totaled approximately 5.6 million shares at March 31, 2021.

General Vesting Conditions

The stock option and restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3 of the shares vest with the remaining shares vesting ratably over a two-year period subject to the passage of time. However, some stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee.

The fair value of the Company’s stock options that are not market based is estimated at the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2021.

Three months Ended March 31, 2021
Expected term	6 years
Expected volatility	73%
Risk-free rate	1%
Expected dividends	0%

Service Period Based Stock Options

The following table summarizes activity of service period-based stock options at March 31, 2021 and changes during the three months then ended (in thousands except per-share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2020	10,833	$3.96	6.8

Options Granted	593	10.29	10.0	$6.56
Options Exercised	(1,935)	4.37			$12,393
Options Forfeited	(375)	4.34
Outstanding at Mar. 31, 2021	9,116	$4.27	7.0		$47,278	*

Exercisable at Mar. 31, 2021	5,666	$3.63	5.6		$32,326	*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $9.34, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2021.

Performance Based Stock Options

The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.

The following table summarizes performance based stock options activity at March 31, 2021 and changes during the three months then ended (in thousands except per share data and remaining contractual term):

		Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (Years)	Value	Value
Outstanding at Dec. 31, 2020	81	$4.34	3.1

Options Granted	-	-
Options Exercised	(40)	4.34			$401
Options Forfeited	-	-
Outstanding at Mar. 31, 2021	41	$4.34	2.8		$205	*

Exercisable at Mar. 31, 2021	41	$4.34	2.8		$205	*

*The aggregate intrinsic values in the table above are based on the Company’s stock price of $9.34, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2021.

Total Remaining Unamortized Compensation for Stock Options

As of March 31, 2021, there was approximately $10.0 million of total unrecognized compensation expense related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Units

Restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3 of the shares vest with the remaining shares vesting ratably over a two-year period subject to the passage of time. The following table summarizes activity of restricted stock unit awards granted at March 31, 2021 and changes during the three months then ended (in thousands except per share fair value):

		Weighted Average
	Shares	Fair Value
Unvested shares at Dec. 31, 2020	-	$-
Granted	92	11.83
Vested	-	-
Forfeited	-	-
Unvested shares at Mar. 31, 2021	92	$11.83

Expected to Vest as of Mar. 31, 2021	92	$11.83

Total Share-Based Compensation

Total share-based compensation expenses were as follows:

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020
Share-based compensation expense
Cost of sales	$40	$33
Sales and marketing	388	232
Research and development	138	138
General and administrative	718	1,470
Total	$1,284	$1,873

Note 11. Business Segments

The Company has the following three reportable segments for the three-month period ended March 31, 2021:

•	Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.

•	Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.

•	Analytical reference standards and services segment: includes supply of phytochemical reference standards and other research and development services.

The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Further, there are no intersegment sales that require elimination. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

Three months ended	Consumer		Analytical Reference
March 31, 2021	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total
Net sales	$12,437	$1,315	$931	$-	$14,683
Cost of sales	4,203	563	683	-	5,449
Gross profit	8,234	752	248	-	9,234
Operating expenses:
Sales and marketing	6,111	10	137	-	6,258
Research and development	751	73	-	-	824
General and administrative	-	-	-	9,514	9,514
Operating expenses	6,862	83	137	9,514	16,596

Operating income (loss)	$1,372	$669	$111	$(9,514)	$(7,362)

Three months ended	Consumer		Analytical Reference
March 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Net sales	$11,144	$2,475	$726	$-	$14,345
Cost of sales	4,302	1,056	676	-	6,034
Gross profit	6,842	1,419	50	-	8,311

Operating expenses:
Sales and marketing	4,409	(84)	122	-	4,447
Research and development	782	137	-	-	919
General and administrative	-	-	-	8,835	8,835
Operating expenses	5,191	53	122	8,835	14,201

Operating income (loss)	$1,651	$1,366	$(72)	$(8,835)	$(5,890)

	Consumer		Analytical Reference
At March 31, 2021	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$13,353	$4,692	$822	$50,126	$68,993

	Consumer		Analytical Reference
At December 31, 2020	Products	Ingredients	Standards and	Corporate
(In thousands)	segment	segment	Services segment	and other	Total

Total assets	$11,567	$3,701	$802	$22,288	$38,358

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by type of goods or services for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended March 31, 2021 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN , Consumer Product	$12,437	$-	$-	$12,437
NIAGEN Ingredient	-	1,203	-	1,203
Subtotal NIAGEN Related	$12,437	$1,203	$-	$13,640

Other Ingredients	-	112	-	112
Reference Standards	-	-	800	800
Consulting and Other	-	-	131	131
Subtotal Other Goods and Services	$-	$112	$931	$1,043

Total Net Sales	$12,437	$1,315	$931	$14,683

Three Months Ended March 31, 2020 (In thousands)	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total

TRU NIAGEN , Consumer Product	$11,144	$-	$-	$11,144
NIAGEN Ingredient	-	1,961	-	1,961
Subtotal NIAGEN Related	$11,144	$1,961	$-	$13,105

Other Ingredients	-	514	-	514
Reference Standards	-	-	673	673
Consulting and Other	-	-	53	53
Subtotal Other Goods and Services	$-	$514	$726	$1,240

Total Net Sales	$11,144	$2,475	$726	$14,345

Disclosure of Major Customers

Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three months ended
Major Customers	Mar. 31, 2021	Mar. 31, 2020

A.S. Watson Group - Related Party	10.6%	12.7%
Life Extension	*	10.4%

* Represents less than 10%.

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At March 31, 2021	At December 31, 2020

A.S. Watson Group - Related Party	29.0%	31.9%
Matakana Health	17.3%	11.1%
Life Extension	16.0%	17.7%
Amazon Marketplaces	15.7%	12.0%

* Represents less than 10%.

Note 12. Commitments and Contingencies

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

On December 11, 2020, Elysium filed a “Notice of Correction of Depositions” related to the depositions of its chief executive officer, Eric Marcotulli, and chief operating officer, Daniel Alminana, both taken in March 2019. On March 8, 2021, based in part on information that Elysium submitted under seal with that notice, ChromaDex, Inc. filed a motion for sanctions or, in the alternative, reconsideration of the court’s January 16, 2020 order regarding summary judgment, in which ChromaDex, Inc. moved to dismiss Elysium’s third, fourth, and fifth counterclaims. Elysium’s opposition brief was filed on March 22, 2021. ChromaDex, Inc. filed its reply brief on March 29, 2021. On April 27, 2021, the court denied ChromaDex, Inc’s motion for terminating sanctions, but concluded that the evidence at issue in the motion will be admissible at trial.

(B) Southern District of New York Action

On September 27, 2017, Elysium Health Inc. (“Elysium Health”) filed a complaint in the United States District Court for the Southern District of New York, against ChromaDex, Inc. (the “Elysium SDNY Complaint”). Elysium Health alleged in the Elysium SDNY Complaint that ChromaDex, Inc. made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium Health averred that the citizen petition made Elysium Health’s product appear dangerous, while casting ChromaDex, Inc.’s own product as safe. The Elysium SDNY Complaint asserted four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with prospective economic relations. On October 26, 2017, ChromaDex, Inc. moved to dismiss the Elysium SDNY Complaint on the grounds that, inter alia, its statements in the citizen petition are immune from liability under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and that the Elysium SDNY Complaint failed to state a claim. Elysium Health opposed the motion on November 2, 2017. ChromaDex, Inc. filed its reply on November 9, 2017.

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

On December 14, 2020, Elysium Health filed a motion to supplement and amend its counterclaims to add claims regarding alleged advertising related to COVID, to add an allegation about a change to the ChromaDex website, and to remove its copyright infringement claim under the Copyright Act. On January 19, 2021, the Court denied Elysium Health’s motion to add claims regarding alleged advertising related to COVID. The Court granted the unopposed requests to add an allegation about a change to ChromaDex’s website and to remove Elysium’s Copyright Act claim. Pursuant to the Court’s order, Elysium filed fourth amended counterclaims on April 21, 2021.

All discovery closed on April 23, 2021 and the deadline to submit the Joint Pretrial Report is June 22, 2021. The Court vacated a previously scheduled trial date because of COVID-19, and the Court has informed the Parties that trial will be rescheduled for November or December 2021.

The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of March 31, 2021, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

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

On April 24, 2020, ChromaDex, Inc. moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to ChromaDex, Inc.’s motion for leave to amend and moved to dismiss ChromaDex, Inc. for alleged lack of standing. ChromaDex, Inc. filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. The Court held a hearing on the motion for leave to amend the complaint and Elysium’s motion to dismiss on September 16, 2020. On December 15, 2020, the Court entered orders (i) granting in part and denying in part Elysium’s motion to dismiss ChromaDex, Inc. for alleged lack of standing; and (ii) denying ChromaDex, Inc.’s motion for leave to amend. ChromaDex, Inc. filed a motion for reargument on December 29, 2020. Elysium filed a response to the motion for reargument on January 28, 2021. ChromaDex, Inc. filed a motion for leave to file a reply on February 8, 2021. Elysium filed a response to the motion for leave to file a reply on February 12, 2021. ChromaDex, Inc. filed a reply to the motion for leave to file a reply on February 19, 2021. The Court granted the motion for leave to file the reply on April 26, 2021, and denied the motion for reargument on April 27, 2021.

On July 22, 2020 the parties filed a Joint Claim Construction Chart and respective motions for claim construction. The parties filed a Joint Claim Construction Brief on November 5, 2020. The Court held a Markman hearing on claim-construction issues on December 17, 2020. The Court entered a claim-construction ruling on January 5, 2021.

Fact discovery closed on January 26, 2021. Opening expert reports were served on February 9, 2021. Responsive expert reports were served on March 9, 2021. Reply expert reports were served on March 30, 2021. Both parties filed dispositive and Daubert motions on April 27, 2021.

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

(B) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (“Rejuvenation”), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties. The Company believes these claims are without merit and is seeking to amicably resolve the matter pre-lawsuit. As of March 31, 2021, the Company has recorded a return liability of approximately $0.5 million, which the Company has offered to settle in good faith. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.

(C) Thorne Research, Inc.

On or around September 28, 2020, Thorne Research, Inc. (“Thorne”) provided notice to ChromaDex, Inc. that it intended to terminate its March 25, 2019 Supply Agreement and subsequent amendments with ChromaDex, Inc., effective as of December 31, 2020. A discussion between ChromaDex, Inc. and Thorne followed, and Thorne asserted that it could challenge the ‘086 Patent in an inter partes review (“IPR”) proceeding on the basis of prior art, but would be willing to enter into a mutual existence agreement that would permit Thorne to source NR from a third party. Thorne did not offer substantive information supporting a prior art claim or about the nature of the threatened IPR.

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on on March 15, 2021. On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition is due on May 18, 2021.

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

On November 18, 2020, the Company provided a response to the Letter stating that the Company disagrees with the assertion in the Letter that the Company’s products are intended to mitigate, prevent, treat, diagnose or cure COVID-19 in violation of certain sections of the FD&C Act or that they were unsubstantiated under the FTC Act, but rather accurately reflected the  state of the science and the results of scientific research. Nonetheless, the Company also responded that it had deleted social media references to the studies and removed related press releases from its website.

On April 30, 2021, the Company received an additional warning letter (the “Second Letter”) from only the FTC.  The Second Letter references the original Letter, and cites additional statements issued by the Company and certain officers and advisors of the Company relating to nicotinamide riboside and scientific studies related to COVID-19.  The Second Letter asserts that such statements contain coronavirus-related prevention or treatment claims and are deceptive in violation of the Federal Trade Commission Act.

On May 4, 2021, the Company provided a response to the Second Letter stating that it had removed the social posts from its accounts identified in the Second Letter and requested that third parties remove the post from their accounts that were identified in the Second Letter. The Company stated that the press release identified in the Second Letter is appropriate and not a deceptive act or practice under applicable law. The Company affirmed its belief in the need to accurately report on the scientific results of its studies to its investors, and welcomed the opportunity to discuss its R&D program with the FTC, and receive guidance on future releases.

The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 12, 2021 (our “Annual Report”).

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2021 compared with the three months ended March 31, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

NAD+ levels are not constant, and in humans, NAD+ levels have been shown to decline by more than 50% from young adulthood to middle age. NAD+ continues to decline as humans grow older. There are other causes of NAD+ depletion, such as poor diet, alcohol consumption and a number of disease states. NAD+ levels may also be increased, including through calorie restriction and moderate exercise. Healthy aging, mitochondrial health and NAD+ continue to be areas of focus in the research community. As of 2021, there were over 350 published human clinical studies related to NAD+. The areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy and heart failure.

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

ChromaDex is among the world leaders in the emerging NAD+ space. ChromaDex has amassed more than 225 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.

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

Global supply chains continue to be impacted by COVID-19, including challenges with transportation, logistics and production lead-times.  In the first quarter of 2021, we experienced delays due to global packaging shortages for our consumer products across our supply chain.  These have been addressed in the second quarter and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands. Overall, we believe the supply chain disruptions due to the COVID-19 pandemic will not have a material impact to our business operations.

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

On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund pursuant to which the Company agreed to sell and issue approximately 3.8 million shares of common stock at a purchase price of $6.50 per share (the “financing”). On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs.

In June 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (the “ATM Facility”). As of March 31, 2021, the Company had not sold any shares of its common stock pursuant to the ATM Facility.

As of March 31, 2021, the Company had approximately $44.7 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility.

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

Our net sales and net loss for the three-month periods ending on March 31, 2021 and March 31, 2020 were as follows:

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020

Net sales	$14,683	$14,345
Net loss	(7,381)	(5,902)

Basic and diluted loss per common share	$(0.12)	$(0.10)

Net Sales

Net sales consist of gross sales less discounts and returns.

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020	Change
Net sales:
Consumer Products	$12,437	$11,144	12%
Ingredients	1,315	2,475	-47%
Analytical reference standards and services	931	726	28%

Total net sales	$14,683	$14,345	2%

Total net sales increased by 2% for the three-month period ended March 31, 2021, compared to the comparable period in 2020.

•	The Company's TRU NIAGEN® sales for the consumer products segment continue to increase after the Company's strategic shift towards consumer products in 2017.

•	The decrease in sales for the ingredients segment is largely due to decreased sales to our NIAGEN® ingredient customers. In 2021, the Company did not ship NIAGEN® to Thorne Research Inc., a former customer who filed a petition on December 1, 2020 for IPR of the ‘086 Patent which ChromaDex Inc. exclusively licenses from Dartmouth College. For more information, see Note 12, Commitments and Contingencies, Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

•	The increase in sales for the analytical reference standards and services is largely due to increased demand from the customers. In 2020, the Company experienced lower sales of analytical reference standards due to the effects of COVID-19.

Cost of Sales

Cost of sales include raw materials, labor, overhead, and delivery costs.

	Three months ending
	Mar. 31, 2021		Mar. 31, 2020
(In thousands)	Amount	% of net sales	Amount	% of net sales
Cost of sales:
Consumer Products	$4,203	34%	$4,302	39%
Ingredients	563	43%	1,056	43%
Analytical reference standards and services	683	73%	676	93%

Total cost of sales	$5,449	37%	$6,034	42%

Cost of sales, as a percentage of net sales, decreased by 5% for the three-month period ended March 31, 2021, compared to the comparable period in 2020.

•	Cost of sales, as a percentage of net sales, for the consumer products segment decreased by 5% for the three-month period ended March 31, 2021, compared to the comparable period in 2020. Product mix, cost savings initiatives and overall scale on our supply chain drove the decrease in cost of sales.

•	Cost of sales, as a percentage of net sales, for the ingredients segment was flat at 43% for the three-month period ended March 31, 2021, compared to the comparable period in 2020.

•	Cost of sales, as a percentage of net sales for the analytical reference standards and services segment, decreased 20% for the three-month period ended March 31, 2021, compared to the comparable period in 2020. The increase in sales of analytical reference standards led to a higher labor and overhead utilization rate, which resulted in our cost of sales decreasing as a percentage of net sales.

Gross Profit

Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery.

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020	Change
Gross profit:
Consumer Products	$8,234	$6,842	20%
Ingredients	752	1,419	-47%
Analytical reference standards and services	248	50	396%

Total gross profit	$9,234	$8,311	11%

•	The consumer products segment posted gross profit of $8.2 million for the three-month period ending March 31, 2021, an increase of 20% compared to the comparable period in 2020. The increased gross profit was due to higher sales, product mix, cost savings initiatives and scale on our supply chain operations.

•	The ingredients segment posted gross profit of $0.8 million for the three-month period ending March 31, 2021, a decrease of 47% compared to the comparable period in 2020. The decreased gross profit for the ingredients segment was largely due to lower sales.

•	The increased gross profit for the analytical reference standards and services segment was largely due to the increased sales. Fixed supply chain labor and overhead costs make up a substantial portion of the costs and these fixed labor and overhead costs did not increase in proportion to sales, yielding higher profit margin.

Operating Expenses-Sales and Marketing

Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses.

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020	Change
Sales and marketing expenses:
Consumer Products	$6,111	$4,409	39%
Ingredients	10	(84)	-112%
Analytical reference standards and services	137	122	12%

Total sales and marketing expenses	$6,258	$4,447	41%

•

For the consumer products segment, the increase during the three-month period ended March 31, 2021 is largely due to direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs, as well as increased staffing.

•	For the ingredients segment, selling and marketing expenses were approximately $10,000 during the three-month period ended March 31, 2021. During the first quarter of 2020, we reversed approximately $114,000 of certain accrued commission expense, as we were no longer obligated to pay the commission.

•	For the analytical reference standards and services segment, the selling and marketing expenses increased by 12% during the three-month period ended March 31, 2021. During the three-month period ended March 31, 2021, we increased our sales and marketing efforts to increase the sales of our analytical reference standards business.

Operating Expenses-Research and Development

Research and development expenses consist primarily of clinical trials, regulatory approvals, product development and process development expenses.

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020	Change
Research and development expenses:
Consumer Products	$751	$782	-4%
Ingredients	73	137	-47%

Total research and development expenses	$824	$919	-10%

•	We allocate the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we decreased our research and development efforts during the three-month period ended March 31, 2021 largely due to the timing of projects as we evaluate and realign the priorities of our ongoing research and development efforts of our flagship ingredient, NIAGEN® nicotinamide riboside.

Operating Expenses-General and Administrative

General and administrative expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses.

	Three months ending
(In thousands)	Mar. 31, 2021	Mar. 31, 2020	Change

General and administrative	$9,514	$8,835	8%

•	The increase in general and administrative expenses for the three-month period ended March 31, 2021, compared to the comparable period in 2020 was largely due to an increase in legal expenses. Our legal expenses increased to approximately $5.0 million in the three-month period ended March 31, 2021, compared to approximately $2.4 million in the comparable period in 2020 due to higher ligation-related expenses.

•	For the three-month period ended March 31, 2021, we did not incur significant severance and restructuring expenses while we incurred approximately $1.0 million in the comparable period in 2020.

•	For the three-month period ended March 31, 2021, our share-based compensation expense recorded as general and administrative expense was $0.7 million compared to $1.5 million in the comparable period in 2020.

Income Taxes

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2021 and March 31, 2020, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three-month periods ended March 31, 2021, and March 31, 2020, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization

Depreciation expense for the three-month period ended March 31, 2021 was approximately $0.2 million as compared to $0.2 million for the three-month period ended March 31, 2020. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.

Amortization expense of intangible assets for the three-month period ended March 31, 2021 was approximately $0.1 million as compared to $0.1 million for the three-month period ended March 31, 2020. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.

Amortization expense of right of use assets for the three-month period ended March 31, 2021 was approximately $0.1 million as compared to $0.1 million for the three-month period ended March 31, 2020.

Liquidity and Capital Resources

From inception through March 31, 2021, we have incurred aggregate losses of approximately $149.2 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.

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

Pursuant to the Financing, on February 23, 2021 we received proceeds of $24.9 million, net of offering costs.

While we anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months, we may seek additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million pursuant to the ATM Facility.

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

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was approximately $5.4 million as compared to approximately $5.2 million for the three months ended March 31, 2020. Along with the net loss, an increase in trade receivables and an increase in inventories were the largest uses of cash during the three-month period ended March 31, 2021, partially offset by an increase in accounts payable, an increase in accrued expenses and noncash share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2020 largely reflects the net loss, a decrease in allowance for doubtful trade receivables and a decrease in accounts payable, partially offset by a decrease in trade receivables and noncash share-based compensation expense.

We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.

Net cash used in investing activities

Net cash used in investing activities was approximately $46,000 for the three months ended March 31, 2021, compared to approximately $20,000 for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 mainly consisted of purchases of leasehold improvements and equipment. Net cash used in investing activities for the three months ended March 31, 2020 consisted of purchases of leasehold improvements and equipment and investment in other long-term assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $33.4 million for the three months ended March 31, 2021, compared to approximately $37,000 for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 primarily consisted of proceeds from the issuance of common stock pursuant to the Financing and the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of proceeds from the exercise of stock options, partially offset by principal payments on finance leases.

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we had no material off-balance sheet arrangements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

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

Our Chief Executive Officer and Chief Financial Officer believe that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than addressing the material weakness as discussed above, there were no changes in internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we face risks related to the ongoing COVID-19 pandemic. COVID-19 has spread across the globe since 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets, and has caused an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty may negatively impact our sales volumes in 2021. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed.

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

We have recorded a net loss of approximately $7.4 million for the three months ended March 31, 2021 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $19.9 million and $32.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of March 31, 2021, our accumulated deficit was approximately $149.2 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.

As of March 31, 2021, our cash and cash equivalents totaled approximately $44.7 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

*We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, "Elysium"), the outcome of which could materially harm our business and financial results.

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

A.S. Watson Group accounted for approximately 11% of our sales during the quarter ended March 31, 2021. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

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

In November 2020, we received a warning letter (the “Letter”) from the FDA and Federal Trade Commission (“FTC”) and in April 2021 we received an additional warning letter from only the FTC. For more information, see Note 12, Commitments and Contingencies, Contingencies of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We depend greatly on Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, Lisa H. Harrington and Fadi Karam, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Marketing Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

43

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

*Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. As further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Our management previously identified a material weakness in our internal control over financial reporting and concluded that the material weakness has not been remediated and our disclosure controls and procedures were not effective as of March 31, 2021. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in our consolidated financial statements under ASC 450 - Contingencies. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales. As disclosed above, we received the Letter from the FDA and FTC in November 2020, and the Second Letter from the FTC in April 2021.

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

*We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.

As of March 31, 2021, we had outstanding options for an aggregate of approximately 10.2 million shares of common stock at a weighted average exercise price of $4.27 per share and unvested restricted stock units of approximately 0.1 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund (the “Financing”) pursuant to which the Company agreed to sell and issue approximately 3.8 million shares of the Company’s Common Stock, par value $0.001 per share at a price of $6.50 per share. On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs. The shares issued pursuant to the Financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

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
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.4

Amendment to Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 19, 2016)

4.1

Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2

Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3

Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

55

4.4

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5

Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

4.6

Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

4.7

Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2019)

4.8

Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020)

4.9

Registration Rights Agreement, dated February 20, 2021, by and among the Company and the Purchaser (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021)

10.1

Securities Purchase Agreement, dated February 20, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021)

10.2	Executive Employment Agreement, dated November 13, 2020, by and between Lisa H. Harrington and the Registrant❖
10.3	Consultant Agreement, dated March 15, 2021, by and between Mark Friedman and the Registrant❖
10.4	Consent to Business Financing Agreement, dated January 14, 2021, by and among Western Alliance Bank and ChromaDex Corporation❖
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

❖	Filed herewith.
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

CHROMADEX CORPORATION

Date: May 6, 2021	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)

57