Form 10-Q
period 2021-06-30
ChromaDex Corp.
filed 2021-08-03
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
										☑	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
										☑	Yes	☐	No
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.										☐	Yes	☐	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).										☐	Yes	☑	No

As of August 2, 2021 there were 68,196,526 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. Chromadex Corporation makes such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as "expects," "anticipates," "intends," "estimates," "plans," "potential," "possible," "probable," "believes," "seeks," "may," "will," "should," "could," "predicts," "projects," "continue," "would" or the negative of such terms or other similar expressions. These forward-looking statements include, but are not limited to, statements relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook.
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
Unless the context otherwise indicates, references in this Quarterly Report to the terms “ChromaDex”, “the Company”, “we,” “our, and “us” refer to ChromaDex Corporation and its wholly-owned subsidiaries.

SUMMARY OF RISK FACTORS
An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:
▪The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
▪We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
▪Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would pose risks to our business, results of operations, financial condition and cash flows.
▪We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business, results of operations, financial condition and cash flows.
▪Our TRU NIAGEN® products are not approved by the United States Food and Drug Administration or any foreign regulatory authority to mitigate, prevent, treat, diagnose or cure COVID-19 or any other disease or condition.
▪The future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to market and advertise.
▪Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business, results of operations, financial condition and cash flows.
▪Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
▪We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.
▪Any inability to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, would pose risks to our business, results of operations, financial condition and cash flows.
▪Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
▪Government regulations of our customer’s business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.
▪The market price of our common stock may be volatile and adversely affected by several factors.
▪We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
▪We have a significant number of outstanding options. Future sales of these shares could adversely affect the market price of our common stock.
▪We may become involved in securities class action litigation that could divert management’s attention and harm our business, results of operations, financial condition and cash flows.

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	Jun 30, 2021	Dec 31, 2020
(In thousands except par values, unless otherwise indicated)
Assets
Current assets
Cash, including restricted cash of $0.2 million for both periods	$38,778	$16,697
Trade receivables, net of allowances of $0.1 million and $0.2 million, respectively; Including receivables from Related Party of: $2.2 million and $0.9 million, respectively.	5,999	2,694
Inventories	12,183	11,683
Prepaid expenses and other assets	972	1,145
Total current assets	57,932	32,219

Leasehold improvements and equipment, net	3,150	3,206
Intangible assets, net	961	1,082
Right-of-use assets	3,182	1,226
Other long-term assets	617	625
Total assets	$65,842	$38,358
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,970	$9,445
Accrued expenses	5,569	6,133
Current maturities of operating lease obligations	467	589
Current maturities of finance lease obligations	13	31
Customer deposits	210	278
Total current liabilities	16,229	16,476
Deferred revenue	4,441	4,441
Operating lease obligations, less current maturities	3,017	997
Finance lease obligations, less current maturities	13	20
Total liabilities	23,700	21,934

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,009 shares and 61,881 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	68	62
Additional paid-in capital	196,848	158,190
Accumulated deficit	(154,772)	(141,825)
Cumulative translation adjustments	(2)	(3)
Total stockholders' equity	42,142	16,424
Total liabilities and stockholders' equity	$65,842	$38,358
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Sales, net	$17,699	$15,287	$32,382	$29,632
Cost of sales	6,889	6,199	12,338	12,233
Gross profit	10,810	9,088	20,044	17,399

Operating expenses:
Sales and marketing	6,232	4,959	12,490	9,406
Research and development	1,004	895	1,791	1,704
General and administrative	9,128	6,921	18,679	15,866
Total operating expenses	16,364	12,775	32,960	26,976
Operating loss	(5,554)	(3,687)	(12,916)	(9,577)

Interest expense, net	(12)	(24)	(31)	(36)
Net loss	$(5,566)	$(3,711)	$(12,947)	$(9,613)

Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.20)	$(0.16)

Basic and diluted weighted average common shares outstanding	67,986	60,906	66,086	60,344
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
(In thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2021	67,702	$68	$192,972	$(149,206)	$(2)	$43,832
Issuance of common stock, net of offering costs of $0.3 million	213	—	1,869	—	—	1,869
Exercise of stock options	94	—	391	—	—	391
Share-based compensation	—	—	1,616	—	—	1,616
Translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(5,566)	—	(5,566)
Balance, June 30, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.4 million	4,059	4	26,736	—	—	26,740
Exercise of stock options	2,069	2	9,022	—	—	9,024
Share-based compensation	—	—	2,900	—	—	2,900
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(12,947)	—	(12,947)
Balance, June 30, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity - (continued)
(In thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	59,605	$60	$144,290	$(127,802)	$—	$16,548
Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855			4,856
Exercise of stock options	591	—	2,180	—	—	2,180
Share-based compensation	—	—	1,711	—	—	1,711
Translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(3,711)		(3,711)
Balance, June 30, 2020	61,421	$61	$153,036	$(131,513)	$(3)	$21,581

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2020	59,562	$60	$142,285	$(121,900)	$—	$20,445
Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855			4,856
Exercise of stock options	634	—	2,312	—	—	2,312
Share-based compensation	—	—	3,584	—	—	3,584
Translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(9,613)		(9,613)
Balance, June 30, 2020	61,421	$61	$153,036	$(131,513)	$(3)	$21,581
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(12,947)	$(9,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	447	432
Amortization of intangibles	121	122
Amortization of right of use assets	254	187
Share-based compensation expense	2,900	3,584
Change in allowance for doubtful trade receivables	26	(2,730)
Non-cash financing costs	57	51
Changes in operating assets and liabilities:
Trade receivables	(3,331)	952
Inventories	(500)	(804)
Implementation costs for cloud computing arrangement	(79)	—
Prepaid expenses and other assets	171	322
Accounts payable	525	154
Accrued expenses	(564)	830
Deferred revenue	—	(53)
Customer deposits and other	(68)	78
Principal payments on operating leases	(312)	(289)
Net cash used in operating activities	(13,300)	(6,777)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(311)	(107)
Investment in other long-term assets	—	(15)
Net cash used in investing activities	(311)	(122)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	26,740	4,856
Proceeds from exercise of stock options	9,024	2,312
Payment of debt issuance costs	(47)	(30)
Principal payments on finance leases	(25)	(161)
Net cash provided by financing activities	35,692	6,977

Net increase in cash	22,081	78
Cash, including restricted cash of $0.2 million for both 2021 and 2020 - beginning of period	16,697	18,812
Cash, including restricted cash of $0.2 million for both 2021 and 2020 - end of period	$38,778	$18,890

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$9

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$2,209	$—

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$—	$47
See accompanying notes to consolidated financial statements.

Note 1. Interim Financial Statements
The accompanying financial statements of ChromaDex Corporation and its wholly-owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited and ChromaDex Europa B.V. (collectively referred to herein as “ChromaDex” or the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of June 30, 2021 and results of operations and cash flows for the three and six months ended June 30, 2021 and June 30, 2020. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.
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
Note 3. Liquidity
The Company's net cash outflow from operating activities was approximately $13.3 million for the six months ended June 30, 2021. As of June 30, 2021, cash and cash equivalents totaled approximately $38.8 million, which includes restricted cash of approximately $0.2 million.
The Company anticipates that its current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of these financial statements. The Company may, however, seek additional capital within the next twelve months, both to meet its projected operating plans within the next twelve months and/or to fund its longer-term strategic objectives. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”). During the three months ended June 30, 2021, the Company sold an aggregate of 0.2 million shares of its common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs of $0.3 million. The shares sold at an average price of $10.56 per share. As of June 30, 2021, approximately $47.8 million remains available under the ATM Facility.
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
Reclassifications — Certain prior period results have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

Note 5. Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020

Net loss	$(5,566)	$(3,711)	$(12,947)	$(9,613)

Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.20)	$(0.16)

Basic and diluted weighted average common shares outstanding (1):	67,986	60,906	66,086	60,344

Potentially dilutive securities (2):
Stock options	10,535	11,457	10,535	11,457
Restricted stock units	92	—	92	—
(1) Includes approximately 0.2 million and 0.2 million nonvested shares of restricted stock for the periods ending June 30, 2021 and June 30, 2020, respectively, which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions
The sale of consumer products to related parties during the periods indicated are as follows:

	Net Sales								Trade Receivable as of
	Three Months Ended June 30,				Six Months Ended June 30,				June 30,		December 31,
	2021		2020		2021		2020		2021		2020
A.S. Watson Group*	$2.9	million	$1.3	million	$4.5	million	$3.1	million	$2.2	million	$0.9	million
Horizon Ventures(1)	—		$1.6	million	—		$1.6	million	—		—
Total	$2.9	million	$2.9	million	$4.5	million	$4.7	million	$2.2	million	$0.9	million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.
(1) During the second quarter of 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals. Horizon Ventures had insignificant sales during the second quarter of 2021.

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	Jun 30, 2021	Dec 31, 2020
Consumer Products - Finished Goods	$4,259	$2,358
Consumer Products - Work in Process	6,229	5,718
Bulk ingredients	1,177	3,065
Reference standards	518	542
	$12,183	$11,683

Note 8. Stock Issuance
During June 2021, the Company sold an aggregate of 0.2 million shares of common stock under the ATM Facility and received proceeds of $1.9 million, net of offering costs and commissions, at an average price of $10.56 per share. For additional information related to the ATM facility transaction see Note 3, Liquidity.
On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund (the "Financing”) pursuant to which the Company agreed to sell and issue approximately 3.8 million shares of common stock at a price of $6.50 per share. On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs.

Note 9. Leases
Operating Leases
During the second quarter of 2021, the Company amended its existing lease in Los Angeles, California. In accordance with ASC 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use ("ROU") asset and lease liability related to the agreement were remeasured based on the change in the lease conditions such as rent payment and lease terms. The fair value of the increase in related lease liability and ROU asset is estimated to be approximately $2.2 million. The amended lease now extends through March 31, 2027 and provides one option to extend for an additional five years.
As of June 30, 2021, the Company had ROU assets and corresponding operating lease liabilities of approximately $3.2 million and $3.5 million, respectively. For the three and six months ended June 30, 2021 and 2020, the components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Operating leases
Operating lease expense	$152	$120	$305	$240
Variable lease expense	54	65	94	134
Operating lease expense	206	185	399	374
Short-term lease rent expense	63	64	125	127
Total expense	$269	$249	$524	$501

At Jun 30, 2021
Weighted-average remaining lease term (years) operating leases	4.9
Weighted-average discount rate operating leases	6.5%

Future minimum lease payments under operating leases as of June 30, 2021 are as follows:

Year	(In thousands)
2021 (Remainder)	$292
2022	669
2023	817
2024	836
2025	808
2026	564
Thereafter	144
Total	4,130
Less present value discount	(646)
Present value of total operating lease liabilities	3,484
Less current portion	(467)
Long-term obligations under operating leases	$3,017

Note 10. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. The 2017 Plan provided for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2021, there were approximately 5.1 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
General Vesting Conditions
The stock option and restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3 of the shares vest with the remaining shares vesting ratably over a two-year period subject to the passage of time. Additionally, certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee.
The fair value of the Company’s stock options that are not market based are estimated at the grant date using the Black-Scholes option pricing model. The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2021:

Weighted Average:	Six Months Ended June 30, 2021
Expected term	5.8 years
Expected volatility	74.2%
Risk-free rate	1.0%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options at June 30, 2021 and changes during the six months ended:

		Weighted Average
(In thousands except per-share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,833	$3.96	6.8
Options Granted	1,172	9.64
Options Exercised	(2,029)	4.36		$12,838
Options Forfeited	(482)	4.42
Outstanding at June 30, 2021	9,494	$4.55	6.9	$51,253	*

Exercisable at June 30, 2021	6,041	$3.66	5.6	$37,427	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $9.86, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2021.
Performance Based Stock Options
The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes performance based stock options activity at June 30, 2021 and changes during the six months ended:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	81	$4.34	3.1
Options Granted	—	—
Options Exercised	(40)	4.34		$401
Options Forfeited	—	—
Outstanding at June 30, 2021	41	$4.34	2.6	$226	*

Exercisable at June 30, 2021	41	$4.34	2.6	$226	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $9.86, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2021.
Total Remaining Unamortized Compensation for Stock Options
As of June 30, 2021, there was approximately $11.5 million of total unrecognized compensation expense related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units
Restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3 of the shares vest with the remaining shares vesting ratably over a two-year period subject to the passage of time. The following table summarizes activity of restricted stock unit awards granted at June 30, 2021 and changes during the six months ended:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2020	—	$—
Granted	92	11.83
Vested	—	—
Forfeited	—	—
Unvested shares at June 30, 2021	92	$11.83

Expected to vest at June 30, 2021	92	$11.83
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Share-based compensation expense
Cost of sales	$58	$42	$98	$75
Sales and marketing	454	242	842	474
Research and development	220	134	358	272
General and administrative	884	1,293	1,602	2,763
Total	$1,616	$1,711	$2,900	$3,584

Note 11. Business Segments
The Company has the following three reportable segments:
•Consumer products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors.
•Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products.
•Analytical reference standards and services segment: includes supply of phytochemical reference standards and other research and development services.
The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Additionally, there are no intersegment sales that require elimination. The Company’s three reportable segments are significant operating segments that offer differentiated services. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment.

The following tables set forth financial information for the segments:

Three months ended June 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$15,396	$1,504	$799	$—	$17,699
Cost of sales	5,547	675	667	—	6,889
Gross profit	9,849	829	132	—	10,810
Operating expenses:
Sales and marketing	6,190	1	41	—	6,232
Research and development	926	78	—	—	1,004
General and administrative	—	—	—	9,128	9,128
Operating expenses	7,116	79	41	9,128	16,364

Operating income (loss)	$2,733	$750	$91	$(9,128)	$(5,554)

Three months ended June 30, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$11,720	$2,850	$717	$—	$15,287
Cost of sales	4,339	1,135	725	—	6,199
Gross profit	7,381	1,715	(8)	—	9,088
Operating expenses:
Sales and marketing	4,743	76	140	—	4,959
Research and development	765	130	—	—	895
General and administrative	—	—	—	6,921	6,921
Operating expenses	5,508	206	140	6,921	12,775

Operating income (loss)	$1,873	$1,509	$(148)	$(6,921)	$(3,687)

Six Months Ended June 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$27,833	$2,819	$1,730	$—	$32,382
Cost of sales	9,750	1,238	1,350	—	12,338
Gross profit	18,083	1,581	380	—	20,044
Operating expenses:
Sales and marketing	12,301	11	178	—	12,490
Research and development	1,644	147	—	—	1,791
General and administrative	—	—	—	18,679	18,679
Operating expenses	13,945	158	178	18,679	32,960

Operating income (loss)	$4,138	$1,423	$202	$(18,679)	$(12,916)

Six Months Ended June 30, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$22,864	$5,325	$1,443	$—	$29,632
Cost of sales	8,641	2,191	1,401	—	12,233
Gross profit	14,223	3,134	42	—	17,399
Operating expenses:
Sales and marketing	9,152	(8)	262	—	9,406
Research and development	1,453	251	—	—	1,704
General and administrative	—	—	—	15,866	15,866
Operating expenses	10,605	243	262	15,866	26,976

Operating income (loss)	$3,618	$2,891	$(220)	$(15,866)	$(9,577)

At June 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total
(In thousands)

Total assets	$16,510	$2,216	$832	$46,284	$65,842

At December 31, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total
(In thousands)

Total assets	$11,567	$3,701	$802	$22,288	$38,358
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended June 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN , Consumer Product	$15,396	$—	$—	$15,396
NIAGEN Ingredient	—	1,281	—	1,281
Subtotal NIAGEN Related	$15,396	$1,281	$—	$16,677

Other Ingredients	—	223	—	223
Reference Standards	—	—	695	695
Consulting and Other	—	—	104	104
Subtotal Other Goods and Services	$—	$223	$799	$1,022

Total Net Sales	$15,396	$1,504	$799	$17,699

Three Months Ended June 30, 2020	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN , Consumer Product	$11,720	$—	$—	$11,720
NIAGEN Ingredient	—	1,995	—	1,995
Subtotal NIAGEN Related	$11,720	$1,995	$—	$13,715

Other Ingredients	—	855	—	855
Reference Standards	—	—	686	686
Consulting and Other	—	—	31	31
Subtotal Other Goods and Services	$—	$855	$717	$1,572

Total Net Sales	$11,720	$2,850	$717	$15,287

Six Months Ended June 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN , Consumer Product	$27,833	$—	$—	$27,833
NIAGEN Ingredient	—	2,484	—	2,484
Subtotal NIAGEN Related	$27,833	$2,484	$—	$30,317

Other Ingredients	—	335	—	335
Reference Standards	—	—	1,495	1,495
Consulting and Other	—	—	235	235
Subtotal Other Goods and Services	$—	$335	$1,730	$2,065

Total Net Sales	$27,833	$2,819	$1,730	$32,382

Six Months Ended June 30, 2020	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN , Consumer Product	$22,864	$—	$—	$22,864
NIAGEN Ingredient	—	3,956	—	3,956
Subtotal NIAGEN Related	$22,864	$3,956	$—	$26,820

Other Ingredients	—	1,369	—	1,369
Reference Standards	—	—	1,359	1,359
Consulting and Other	—	—	84	84
Subtotal Other Goods and Services	$—	$1,369	$1,443	$2,812

Total Net Sales	$22,864	$5,325	$1,443	$29,632

Disclosure of Major Customers
Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2021	2020	2021	2020

A.S. Watson Group - Related Party	16.5%	*	13.8%	10.6%
Horizon Ventures - Related Party(1)	*	10.2%	*	*
* Represents less than 10%.
(1) During the second quarter of 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals.

Major accounts which had more than 10% of the Company’s total trade receivables were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At June 30, 2021	At December 31, 2020

A.S. Watson Group - Related Party	37.5%	31.9%
Walmart™ (1)	17.1%	*
Matakana Health	11.5%	11.1%
Life Extension	*	17.7%
Amazon Marketplaces	*	12.0%
* Represents less than 10%.
(1) The Company began retail distribution of Tru Niagen® in Walmart™ stores across the United States beginning in June 2021.

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
On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global 2019 coronavirus disease ("COVID-19" or "COVID") pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The court vacated the trial date on March 20, 2020. The court held a telephonic status conference on June 9, 2020, during which the court indicated that it will reschedule the jury trial as soon as conditions permit. On November 4, 2020, the parties submitted a joint status report indicating that they will propose a new trial date as soon as the court announces that it will resume jury trials. On November 18, 2020, the court set trial to begin on September 21, 2021.

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
All discovery closed on April 23, 2021. The Court vacated a previously scheduled joint pretrial order and trial date because of COVID-19, and the Court has informed the Parties that trial will be rescheduled for November or December 2021.

Both parties filed dispositive and Daubert motions on June 4, 2021. Opposition papers were filed by both parties on June 25, 2021, and reply papers were filed on July 9, 2021.
The Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceedings discussed herein. As of June 30, 2021, ChromaDex, Inc. did not accrue a potential loss for the California Action or the Elysium SDNY Complaint because ChromaDex, Inc. believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
(C) Delaware - Patent Infringement Action
On September 17, 2018, ChromaDex, Inc. and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. The complaint alleges that Elysium’s BASIS® dietary supplement infringes U.S. Patent Nos. 8,197,807 (“‘807 Patent”) and 8,383,086 (“‘086 Patent”) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to ChromaDex, Inc. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.
On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1)the inter partes review of the ‘807 Patent and the ‘086 Patent before the Patent Trial and Appeal Board (“PTAB”) and (2)the outcome of the litigation in the California Action. ChromaDex, Inc. filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex, Inc. argued that given claim 2 of the ‘086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex, Inc. argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ‘086 Patent, proving right ChromaDex, Inc.’s prediction, ChromaDex, Inc. informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.
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
2. Thorne Research, Inc.

(A) Inter Partes Review Proceedings

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

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (“PTAB”) issued a decision instituting an IPR on the ‘086 Patent.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. The PTAB’s institution decision is expected to be issued by August 18, 2021.

(B) Southern District of New York – Patent Infringement Action

On May 12, 2021, ChromaDex, Inc. and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the Southern District of New York. The complaint alleges that certain of Thorne’s dietary supplements containing isolated NR infringe the ‘807 and ‘086 Patents, which claim compositions containing isolated nicotinamide riboside and are held by Dartmouth and licensed exclusively to ChromaDex, Inc. On July 6, 2021, Thorne filed an answer and counterclaims to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief. The counterclaims seek declaratory judgment of patent invalidity for the ‘807 and ‘086 Patents. On July 8, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of the institution decision in the ‘807 Patent IPR. On July 9, 2021, the Court granted the stipulation and order to stay.
3. Other
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

(B) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (“Rejuvenation”), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties. As of June 30, 2021, the Company has recorded a return liability of approximately $0.5 million, which the Company offered to settle in good faith. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company’s response to the amended complaint is due August 20, 2021. The Company believes these claims are without merit and will aggressively defend itself. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.
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
Subsequent Event Commitments

Effective as of August 2, 2021, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement”), originally effective in January 2016, with W.R. Grace & Co. –Conn. Pursuant to the Seventh Amendment, the Company is obligated to purchase approximately $18.0 million of total inventory between January 1, 2022 and December 31, 2022 and $3.5 million of inventory from January 1, 2023 through June 30, 2023. The Grace Manufacturing Agreement will expire on June 30, 2023, subject to renewal periods to be negotiated by the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "expects," "anticipates," "intends," "estimates," "plans," "potential," "possible," "probable," "believes," "seeks," "may," "will," "should," "could," "predicts," "projects," "continue," "would" or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 12, 2021 (our “Annual Report”).
The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.
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
NAD+ levels are not constant, and in humans, NAD+ levels have been shown to decline by more than 50% from young adulthood to middle age. There are other causes of NAD+ depletion, such as poor diet, alcohol consumption and a number of disease states. NAD+ levels may also be increased, including through calorie restriction and moderate exercise. Healthy aging, mitochondrial health and NAD+ continue to be areas of focus in the research community. As of 2021, there were over 350 published human clinical studies related to NAD+ and its impact on health. The areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.
In 2013, ChromaDex commercialized NIAGEN® nicotinamide riboside (“NR”), a novel form of vitamin B3. Data from numerous preclinical studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD+ precursor that significantly raises blood and tissue NAD+ levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under the U.S. Food and Drug Administration’s new dietary ingredient (“NDI”) notification program, has been successfully notified to the U.S. Food and Drug Administration (the “FDA”) as generally recognized as safe (“GRAS”), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. NIAGEN® is the trade name for our proprietary ingredient NR, and is protected by patents to which we are the exclusive licensee.
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

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD+ and inventor of nicotinamide riboside, Dr. Rudy Tanzi, the co-chair of the department of neurology at Harvard Medical School and one of the world’s leading experts in food and nutrition, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus, and Dr. David Katz, the Founder and former director of Yale University’s Yale-Griffin Prevention Research Center; President and Founder of the non-profit True Health Initiative; and Founder and Chief Executive Officer of Diet ID, Inc.
Impact of COVID-19
The worldwide outbreak of the 2019 coronavirus disease ("COVID-19") continues to drive global uncertainty and disruption, which has created headwinds for our business. Despite this, our e-commerce business continues to perform relatively well in this challenging environment.
Our international retail business, including sales to A.S. Watson group and other partners in international markets, has been impacted by the effects of COVID-19, due to store closures and reduced operating hours; however, we are seeing signs of recovery. Our United States ("U.S.") retail operations are not a significant portion of our business today; however, we began distributing Tru Niagen® in 3,800+ U.S. Walmart™ stores beginning in June 2021. In general, the U.S. retail industry has recovered fairly well as the COVID-19 vaccine has been widely accessible and businesses continue to reopen and remain open.
Global supply chains continue to be impacted by COVID-19, including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation.  In the first quarter of 2021, we experienced delays due to global packaging shortages for our consumer products across our supply chain.  These have been addressed in the second quarter and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands. Overall, we believe the supply chain disruptions due to the COVID-19 pandemic will not have a material impact to our business operations.
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees by closing our offices or enhancing safety protocols in place to ensure the well-being of our employees. We adapted to the new environment and have been able to successfully conduct business virtually.

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
In June 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (the “ATM Facility”). During the three months ended June 30, 2021, we sold an aggregate of 0.2 million shares of our common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs and commissions. The shares sold at an average price of $10.56 per share. As of June 30, 2021, approximately $47.8 million remains available under the ATM Facility.

As of June 30, 2021, the Company had approximately $38.8 million of cash and cash equivalents on hand. We anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.
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
Our net sales and net loss for the three and six months ended on June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Net sales	$17,699	$15,287	$32,382	$29,632
Net loss	(5,566)	(3,711)	(12,947)	(9,613)

Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.20)	$(0.16)
Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Net sales:
Consumer Products	$15,396	$11,720	31%	$27,833	$22,864	22%
Ingredients	1,504	2,850	(47)	2,819	5,325	(47)
Analytical reference standards and services	799	717	11	1,730	1,443	20
Total net sales	$17,699	$15,287	16%	$32,382	$29,632	9%

Total net sales increased by approximately 16% and 9% for the three and six months ended June 30, 2021, compared to the same period in 2020, respectively. Changes in sales for the periods indicated were primarily driven by the following:
•TRU NIAGEN® sales for the consumer products segment continues to increase after the Company's strategic shift towards consumer products in 2017. Our e-commerce sales for TRU NIAGEN® increased approximately $2.5 million, or 31% for the three months ended June 30, 2021 compared to same period in 2020 and $3.9 million, or 24% for the six months ended June 30, 2021 compared to the same period in 2020. Additionally, we began distributing TRU NIAGEN® at Walmart™ stores across the United States beginning in June 2021.
•Our ingredients segment has seen decreased sales in the first half of 2021 compared to the first half of 2020. In 2021, the Company did not ship NIAGEN® to Thorne Research Inc., a former customer who filed a petition on December 1, 2020 for IPR of the ‘086 Patent which ChromaDex Inc. exclusively licenses from Dartmouth College. For more information, see Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•The analytical reference standards and services segment experienced increased demand from existing customers in the first half of 2021 driving the increase in sales. Due to the effects of COVID-19, the Company saw lower demand for analytical reference standards during 2020.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cost of sales:
Consumer Products	$5,547	$4,339	36%	37%	$9,750	$8,641	35%	38%
Ingredients	675	1,135	45	40	1,238	2,191	44	41
Analytical reference standards and services	667	725	83	101	1,350	1,401	78	97
Total cost of sales	$6,889	$6,199	39%	41%	$12,338	$12,233	38%	41%
Cost of sales, as a percentage of net sales, decreased by 2% and 3% for the three and six months ended June 30, 2021, compared to the same period in 2020, respectively. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for the consumer products segment decreased by 1% and 3% for the three and six months ended June 30, 2021, respectively, compared to the same period in 2020. The decreases were driven by our product mix, cost savings initiatives and overall efficiencies of our supply chain.
•Cost of sales, as a percentage of net sales, for the ingredients segment increased by 5% and 3% for the three and six months ended June 30, 2021, compared to the comparable period in 2020. Costs were lower in the prior year due to a rebate from a supplier for efficiency initiatives, which was recorded in the second quarter of 2020.
•Cost of sales, as a percentage of net sales for the analytical reference standards and services segment, decreased 18% and 19% for the three and six months ended June 30, 2021, compared to the comparable period in 2020. The increase in sales of analytical reference standards led to a higher labor and overhead utilization rate, which resulted in our cost of sales decreasing as a percentage of net sales.

Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Gross profit:
Consumer Products	$9,849	$7,381	33%	$18,083	$14,223	27%
Ingredients	829	1,715	(52)	1,581	3,134	(50)
Analytical reference standards and services	132	(8)	1,750	380	42	805
Total gross profit	$10,810	$9,088	19%	$20,044	$17,399	15%
•The consumer products segment posted gross profit of $9.8 million and $18.1 million for the three and six months ended June 30, 2021, an increase of 33% and 27%, respectively, compared to the comparable periods in 2020. The increased gross profit was due to higher sales, product mix, cost savings initiatives and efficiencies within our supply chain operations.
•The ingredients segment posted gross profit of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, a decrease of 52% and 50%, respectively, compared to the comparable period in 2020. The decreased gross profit for the ingredients segment was largely due to lower sales in 2021 compared to 2020, paired with lower expenses in 2020 due to a supplier rebate recorded during the second quarter of 2020.
•The increased gross profit for the analytical reference standards and services segment was primarily driven by increased sales paired with fixed supply chain labor and overhead costs which did not increase in proportion to sales, yielding higher profit margin. These fixed labor and overhead costs make up a substantial portion of the costs of sales.
Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing expenses:
Consumer Products	$6,190	$4,743	31%	$12,301	$9,152	34%
Ingredients	1	76	(99)	11	(8)	238
Analytical reference standards and services	41	140	(71)	178	262	(32)
Total sales and marketing expenses	$6,232	$4,959	26%	$12,490	$9,406	33%
•For the consumer products segment, the increase during the three and six months ended June 30, 2021 is largely due to direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs, as well as increased staffing.
•For the ingredients segment, selling and marketing expenses were approximately $1k and $11k during the three and six months ended June 30, 2021. The credit to expense for the six months ended June 30, 2020 relates to a reversal of approximately $114,000 of certain accrued commission expense during the first quarter of 2020, as we were no longer obligated to pay the commission. During the first half of 2021, we continued to decrease our sales and marketing efforts within our ingredients segment to continue our strategic focus on our consumer products segment.
•For the analytical reference standards and services segment, the selling and marketing expenses decreased by 71% and 32% during the three and six months ended June 30, 2021. During the first half of 2021, we continued to decrease our sales and marketing efforts within our analytical reference standards and services segment to continue our strategic focus on our consumer products segment.

Operating Expenses-Research and Development
Research and development expenses consist primarily of clinical trials, regulatory approvals, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Research and development expenses:
Consumer Products	$926	$765	21%	$1,644	$1,453	13%
Ingredients	78	130	(40)	147	251	(41)
Total research and development expenses	$1,004	$895	12%	$1,791	$1,704	5%
We allocate the research and development expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, our research and development expenses remained substantially similar for the three and six months ended June 30, 2021 compared to the comparable periods in 2020.

Operating Expenses-General and Administrative
General and administrative expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expenses for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change

General and administrative	9,128	6,921	32%	18,679	15,866	18%
•The increase in general and administrative expenses for the three and six months ended June 30, 2021, compared to the comparable period in 2020 was largely due to an increase in legal expenses. Our legal expenses increased to approximately $4.2 million and $9.2 million in the three and six months ended June 30, 2021, compared to approximately $1.8 million and $4.2 million in the comparable periods in 2020 due to increased activity in our ongoing litigations. For additional details see Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•For the three and six months ended June 30, 2021, we did not incur significant severance and restructuring expenses while we incurred approximately $0.3 million and $1.2 million in the comparable periods in 2020. These expenses relate to realignment of the business operations to reduce redundancies and improve efficiencies as we scale the business.

Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2021 and June 30, 2020, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and six months ended June 30, 2021, and June 30, 2020, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization
Depreciation expense was approximately $0.4 million for both of the six months ended June 30, 2021 and June 30, 2020. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $0.1 million for both of the six months ended June 30, 2021 and June 30, 2020. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the six months ended June 30, 2021 was approximately $0.3 million as compared to $0.2 million for the six months ended June 30, 2020.
Liquidity and Capital Resources
From inception through June 30, 2021, we have incurred aggregate losses of approximately $154.8 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.
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
Pursuant to the Financing on February 23, 2021, we received proceeds of $24.9 million, net of offering costs. Additionally, in June 2021, under the ATM facility, we received proceeds of $1.9 million, net of offering costs and commissions.
While we anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months, we may seek additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. In June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, of which approximately $47.8 million remains available, pursuant to the ATM Facility.
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

Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2021 was approximately $13.3 million as compared to approximately $6.8 million for the six months ended June 30, 2020. Along with the net loss, increases in our trade receivables and inventories and a decrease in our accrued expenses were the largest uses of cash during the six months ended June 30, 2021, partially offset by an increase in accounts payable and noncash share-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2020 largely reflects the net loss, a decrease in allowance for doubtful trade receivables and an increase in inventories, partially offset by a decrease in trade receivables, increase in accrued expenses and noncash share-based compensation expense.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.
Net cash used in investing activities
Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2021, compared to approximately $0.1 million for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 and 2020 mainly consisted of purchases of leasehold improvements and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was approximately $35.7 million for the six months ended June 30, 2021, compared to approximately $7.0 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 primarily consisted of proceeds from the issuance of common stock pursuant to the Financing, ATM Facility transaction and the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from the issuance of common stock and the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended June 30, 2021, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, we had no material off-balance sheet arrangements.
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
During 2020, we identified a material weakness in our internal control over financial reporting. The material weakness resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in the consolidated financial statements under ASC 450 - Contingencies. Specifically, the Company failed to disclose in its Quarterly Report on Form 10-Q for the period ended September 30, 2020 that the Company received a letter in September 2020 from a customer requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties, and failed to record a liability in its financial statements for such quarter.
The Company is still in the process of analyzing and addressing the material weakness. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2021. As such, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed above.
Our Chief Executive Officer and Chief Financial Officer believe that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than addressing the material weakness as discussed above, there were no changes in internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Risks Related to our Company and our Business
*The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to, our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
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
Among the potential effects of COVID-19 include, but are not limited to, the following:
•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders.
•Reduced demand for our products due to store closures and reduced operating hours of our customers.
•Disruptions in supply chain, leading to inadequate levels of inventory that may lower our sales.
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
We have recorded a net loss of approximately $12.9 million for the six months ended June 30, 2021 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $19.9 million and $32.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of June 30, 2021, our accumulated deficit was approximately $154.8 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of June 30, 2021, our cash and cash equivalents totaled approximately $38.8 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (the “ATM Facility”), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
Our capital requirements will depend on many factors.
Our capital requirements will depend on many factors, including:
•the revenues generated by sales of our products;
•the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;
•the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and
•unanticipated general and administrative expenses, including expenses involved with our ongoing litigation with Elysium.
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
The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a patent infringement complaint filed by the Company and Trustees of Dartmouth College. For further details on this litigation, please refer to Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
A.S. Watson Group accounted for approximately 14% of our sales during the six months ended June 30, 2021. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
•our ability to maintain our products at prices that are competitive with those of our competitors;
•our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;
•our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;
•our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;
•our ability to provide timely, responsive and accurate customer support to our customers; and
•the ability of our customers to effectively deliver, market and increase sales of their own products based on ours.
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
In November 2020, we received a warning letter (the “Letter”) from the FDA and Federal Trade Commission (“FTC”) and in April 2021 we received an additional warning letter from only the FTC. For more information, see Note 12, Commitments and Contingencies, Contingencies in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, if we are not successful in developing our consumer product business, our sales may decrease and our costs may increase

The success of our consumer product and ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.
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
Our consumer products business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:
•create greater awareness of our brand;
•identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•effectively manage marketing costs (including creative and media) to maintain acceptable customer acquisition costs;
•acquire cost-effective television advertising;
•select the most effective markets, media and specific media vehicles in which to market and advertise; and
•convert consumer inquiries into actual orders.
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
We depend greatly on the collective services of Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr and Fadi Karam, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
We are subject to the following factors, among others, that may negatively affect our operating results:
•the announcement or introduction of new products by our competitors;
•our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•the decision by significant customers to reduce purchases;
•disputes and litigation with competitors;
•our ability to attract and retain key personnel in a timely and cost-effective manner;
•technical difficulties;
•the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
•regulation by federal, state or local governments; and
•general economic conditions as well as economic conditions specific to the healthcare industry.
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
We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:
•we may not be able to obtain regulatory approvals for our products, or the approved indication may be narrower than we seek;
•our products may not prove to be safe and effective in clinical trials;
•we may experience delays in our development program;
•any products that are approved may not be accepted in the marketplace;
•we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;
•we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;
•rapid technological change may make our products obsolete;
•we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and
•we may be unable to obtain or defend patent rights for our products.
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

Our business could be negatively impacted by cyber security threats , including without limitation a material interruption to our operations including our clinical trials, harm to our reputation, significant fines, penalties and liabilities, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of customers or sales.

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We face various cyber security threats, which are prevalent and continue to increase, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Due to COVID-19, there may be additional cyber security threats as most of our employees work from home, utilizing network connections outside of the Company premises. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state and state-sponsored actors.

Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future contractors, consultants, collaborators and third-party service providers, are vulnerable to damage or interruption from a variety of sources, including computer viruses, or worms, software bugs, employee theft or misuse, other unauthorized access, software or hardware failures, server malfunctions, accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent all cyber security incidents. The result of these incidents could include disrupted operations, including suspension of our clinical trial activities, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable or sensitive information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

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
Compliance with stringent and changing global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure or perceived failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, information we collect about patients in connection with clinical trials, and sensitive third-party information, necessary to operate our business, for legal and marketing purposes. Accordingly, we are, or may become, subject to numerous federal, state, local, and international data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf. The legal framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.

For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the U.S. The GDPR imposes fines for breaches of data protection requirements and provides other remedies for parties who suffer harm as a result of a data breach. Furthermore, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. As of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Similarly, European data protection laws also generally prohibit the transfer of personal data from Europe, to countries outside the European Economic Area ("EEA"), such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations.

In addition, Swiss and English law contain similar data transfer restrictions as the GDPR, and the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield may also be inadequate for transfers of data from Switzerland to the United States. As for the United Kingdom, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. Inability to import personal information from Europe or elsewhere to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with Contract Research Organizations, service providers, contractors and other companies subject to European and other data protection laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.

Additionally, the California Consumer Privacy Act (the “CCPA”), creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for penalties for violations, as well as other remedies for parties who suffer harm as a result of a data breach, which may increase data breach litigation. Moreover, effective starting on January 1, 2023, the California Privacy Rights Act (“CPRA”) will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how they are interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both effective 2023. Collectively, these laws may increase our compliance costs and potential liability. Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws, we may at times fail to do so or may be perceived to have failed to do so. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our data privacy and security obligations, including, without limitation, in class action litigation. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such suits, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other material adverse effects. Additionally, we expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

*Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Our management previously identified a material weakness in our internal control over financial reporting and concluded that the material weakness has not been remediated and our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in our consolidated financial statements under ASC 450 - Contingencies. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
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
The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:
•our ability to integrate operations, technology, products and services;
•our ability to execute our business plan;
•our operating results are below expectations;
•our issuance of additional securities, including debt or equity or a combination thereof;
•announcements of technological innovations or new products by us or our competitors;
•acceptance of and demand for our products by consumers;
•media coverage regarding our industry or us;
•litigation;
•disputes with or our inability to collect from significant customers;
•loss of any strategic relationship;
•industry developments, including, without limitation, changes in healthcare policies or practices;
•economic and other external factors, including effects of the COVID-19 pandemic;
•reductions in purchases from our large customers;
•period-to-period fluctuations in our financial results; and
•whether an active trading market in our common stock develops and is maintained.
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
Our federal net operating losses (“NOL”s) generated in taxable years beginning on or prior to December 31, 2017 could expire unused. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

*We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.
As of June 30, 2021, we had outstanding options for an aggregate of approximately 10.5 million shares of common stock at a weighted average exercise price of $4.52 per share and unvested restricted stock units of approximately 0.1 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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
This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition
General Risks
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information

Effective as of August 2, 2021, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement”), originally effective in January 2016, with W.R. Grace & Co. –Conn. Pursuant to the Seventh Amendment, the Company is obligated to purchase approximately $18.0 million of total inventory between January 1, 2022 and December 31, 2022 and $3.5 million of inventory from January 1, 2023 through June 30, 2023. The Grace Manufacturing Agreement will expire on June 30, 2023, subject to renewal periods to be negotiated by the parties.

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

10.1	Fifth Amendment to Lease, dated May 21, 2021, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. ❖
10.2	License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University ** ❖

Exhibit No.	Description of Exhibits
10.3	Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. ❖ **
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
**    Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: August 3, 2021	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)