Form 10-Q
period 2021-09-30
ChromaDex Corp.
filed 2021-11-03
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021 there were 68,291,456 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. Chromadex Corporation makes such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as "expects," "anticipates," "intends," "estimates," "plans," "potential," "possible," "probable," "believes," "seeks," "may," "will," "should," "could," "predicts," "projects," "continue," "would" or the negative of such terms or other similar expressions. These forward-looking statements include, but are not limited to, statements relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook.
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

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	Sep 30, 2021	Dec 31, 2020
(In thousands except par values, unless otherwise indicated)
Assets
Current assets
Cash, including restricted cash of $0.2 million for both periods	$33,102	$16,697
Trade receivables, net of allowances of $37 and $189, respectively; Including receivables from Related Party of: $2.3 million and $0.9 million, respectively.	5,295	2,694
Inventories	12,676	11,683
Prepaid expenses and other assets	1,762	1,145
Total current assets	52,835	32,219

Leasehold improvements and equipment, net	3,084	3,206
Intangible assets, net	908	1,082
Right-of-use assets	3,049	1,226
Other long-term assets	576	625
Total assets	$60,452	$38,358
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,804	$9,445
Accrued expenses	6,331	6,133
Current maturities of operating lease obligations	447	589
Current maturities of finance lease obligations	13	31
Customer deposits	175	278
Total current liabilities	17,770	16,476
Deferred revenue	4,346	4,441
Operating lease obligations, less current maturities	2,876	997
Finance lease obligations, less current maturities	11	20
Total liabilities	25,003	21,934

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,094 shares and 61,881 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	68	62
Additional paid-in capital	199,011	158,190
Accumulated deficit	(163,628)	(141,825)
Cumulative translation adjustments	(2)	(3)
Total stockholders' equity	35,449	16,424
Total liabilities and stockholders' equity	$60,452	$38,358
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share data)
Sales, net	$17,308	$14,180	$49,690	$43,812
Cost of sales	6,730	5,726	19,068	17,959
Gross profit	10,578	8,454	30,622	25,853

Operating expenses:
Sales and marketing	7,221	5,223	19,711	14,629
Research and development	996	841	2,787	2,545
General and administrative	11,202	6,586	29,881	22,452
Total operating expenses	19,419	12,650	52,379	39,626
Operating loss	(8,841)	(4,196)	(21,757)	(13,773)

Interest expense, net	(15)	(19)	(46)	(55)
Net loss	$(8,856)	$(4,215)	$(21,803)	$(13,828)

Basic and diluted loss per common share	$(0.13)	$(0.07)	$(0.33)	$(0.23)

Basic and diluted weighted average common shares outstanding	68,236	61,695	66,811	60,797
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
(In thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142
Exercise of stock options	85	—	341	—	—	341
Share-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	(8,856)	—	(8,856)
Balance, September 30, 2021	68,094	$68	$199,011	$(163,628)	$(2)	$35,449

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.4 million	4,059	4	26,736	—	—	26,740
Exercise of stock options	2,154	2	9,363	—	—	9,365
Share-based compensation	—	—	4,722	—	—	4,722
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(21,803)	—	(21,803)
Balance, September 30, 2021	68,094	$68	$199,011	$(163,628)	$(2)	$35,449

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity - (continued)
(In thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2020	61,421	$61	$153,036	$(131,513)	$(3)	$21,581
Exercise of stock options	166	1	546	—	—	547
Share-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	(4,215)		(4,215)
Balance, September 30, 2020	61,587	$62	$155,156	$(135,728)	$(3)	$19,487

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2020	59,562	$60	$142,285	$(121,900)	$—	$20,445
Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855			4,856
Exercise of stock options	800	1	2,858	—	—	2,859
Share-based compensation	—	—	5,158	—	—	5,158
Translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(13,828)		(13,828)
Balance, September 30, 2020	61,587	$62	$155,156	$(135,728)	$(3)	$19,487
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(21,803)	$(13,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	679	652
Amortization of intangibles	174	182
Amortization of right of use assets	385	284
Share-based compensation expense	4,722	5,158
Change in allowance for doubtful trade receivables	(152)	(2,737)
Non-cash financing costs	87	75
Changes in operating assets and liabilities:
Trade receivables	(2,448)	1,698
Inventories	(992)	504
Implementation costs for cloud computing arrangement	(150)	—
Prepaid expenses and other assets	(608)	(185)
Accounts payable	1,359	(2,745)
Accrued expenses	198	757
Deferred revenue	(95)	(53)
Customer deposits and other	(103)	56
Principal payments on operating leases	(472)	(440)
Net cash used in operating activities	(19,219)	(10,622)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(407)	(147)
Purchases of intangible assets	—	(18)
Investment in other long-term assets	—	(16)
Net cash used in investing activities	(407)	(181)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	26,740	4,856
Proceeds from exercise of stock options	9,365	2,859
Payment of debt issuance costs	(47)	(30)
Principal payments on finance leases	(27)	(216)
Net cash provided by financing activities	36,031	7,469

Net increase in cash	16,405	(3,334)
Cash, including restricted cash of $0.2 million for both 2021 and 2020 - beginning of period	16,697	18,812
Cash, including restricted cash of $0.2 million for both 2021 and 2020 - end of period	$33,102	$15,478

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$11

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$2,209	$716

Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$—	$47
See accompanying notes to consolidated financial statements.

Note 1. Interim Financial Statements
The accompanying financial statements of ChromaDex Corporation and its wholly-owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited and ChromaDex Europa B.V. (collectively referred to herein as “ChromaDex” or the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that, in the opinion of the management of the Company, are necessary for a fair presentation of the Company’s financial position as of September 30, 2021 and results of operations and cash flows for the three and nine months ended September 30, 2021 and September 30, 2020. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission) on March 12, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.
Note 2. Nature of Business
ChromaDex is a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), levels of which decline with age. ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient NIAGEN®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. ChromaDex delivers NIAGEN® as the sole active ingredient in its consumer product TRU NIAGEN®. The Company also has an analytical reference standards and services segment, which focuses on natural product fine chemicals, known as phytochemicals, and related chemistry services.

Note 3. Liquidity
The Company's net cash outflow from operating activities was approximately $19.2 million for the nine months ended September 30, 2021. As of September 30, 2021, cash and cash equivalents totaled approximately $33.1 million, which includes restricted cash of approximately $0.2 million.
The Company anticipates that its current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of these financial statements. The Company’s line of credit currently expires on November 12, 2021. The Company is actively working with Western Alliance Bank to extend this line of credit prior to its expiration. The line of credit is an additional source of liquidity available to the Company, however any inability to access any portion of the amount available under this line will not have an adverse effect on the Company’s ability to satisfy its obligations or support operations. The Company does not believe any delays in or inability to obtain an extension of this line of credit will impact its ability to meet its operating objectives. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). During the second quarter of 2021, the Company sold an aggregate of 0.2 million shares of its common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs of $0.3 million. The shares sold at an average price of $10.56 per share. As of September 30, 2021, approximately $47.8 million remains available under the ATM Facility.

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
Reclassifications: Certain prior period results have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

Note 5. Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020

Net loss	$(8,856)	$(4,215)	$(21,803)	$(13,828)

Basic and diluted loss per common share	$(0.13)	$(0.07)	$(0.33)	$(0.23)

Basic and diluted weighted average common shares outstanding (1):	68,236	61,695	66,811	60,797

Potentially dilutive securities (2):
Stock options	10,540	11,466	10,540	11,466
Restricted stock units	116	—	116	—
(1) Includes approximately 0.2 million nonvested shares of restricted stock for the three and nine months ended September 30, 2021 and September 30, 2020 which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 6. Related Party Transactions
The sale of consumer products to related parties during the periods indicated are as follows:

	Net Sales								Trade Receivable as of
	Three Months Ended September 30,				Nine Months Ended September 30,				September 30,		December 31,
	2021		2020		2021		2020		2021		2020
A.S. Watson Group*	$2.6	million	$2.5	million	$7.1	million	$5.6	million	$2.3	million	$0.9	million
Horizon Ventures*(1)	—		—		—		$1.6	million	—		—
Total	$2.6	million	$2.5	million	$7.1	million	$7.2	million	$2.3	million	$0.9	million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.
(1) During the nine months ended September 30, 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals. Horizon Ventures had insignificant sales during the nine months ended September 30, 2021.

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of September 30, 2021 and December 31, 2020 are as follows:

(In thousands)	Sep 30, 2021	Dec 31, 2020
Consumer Products - Finished Goods	$5,998	$2,358
Consumer Products - Work in Process	4,323	5,718
Bulk ingredients	1,861	3,065
Reference standards	494	542
	$12,676	$11,683

Note 8. Stock Issuance
On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund (the Financing) pursuant to which the Company agreed to sell and issue approximately 3.8 million shares of common stock at a price of $6.50 per share. On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs of $0.1 million .
During June 2021, the Company sold an aggregate of 0.2 million shares of common stock under the ATM Facility and received proceeds of $1.9 million, net of offering costs and commissions of $0.3 million, at an average price of $10.56 per share. For additional information related to the ATM facility transaction see Note 3, Liquidity.

Note 9. Leases
Operating Leases
During the second quarter of 2021, the Company amended its existing lease in Los Angeles, California. In accordance with Accounting Standards Codification (ASC) 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the agreement were remeasured based on the change in the lease conditions such as rent payment and lease terms. The fair value of the increase in related lease liability and ROU asset is estimated to be approximately $2.2 million. The amended lease now extends through March 31, 2027 and provides one option to extend for an additional five years.
As of September 30, 2021, the Company had ROU assets and corresponding operating lease liabilities of approximately $3.0 million and $3.3 million, respectively. For the three and nine months ended September 30, 2021 and 2020, the components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Operating leases
Operating lease expense	$152	$120	$458	$359
Variable lease expense	51	5	145	139
Operating lease expense	203	125	603	498
Short-term lease rent expense	63	63	188	191
Total expense	$266	$188	$791	$689

At Sep 30, 2021
Weighted-average remaining lease term (years) operating leases	4.8
Weighted-average discount rate operating leases	6.4%

Future minimum lease payments under operating leases as of September 30, 2021 are as follows:

Year	(In thousands)
2021 (Remainder)	$110
2022	669
2023	817
2024	836
2025	808
2026	564
Thereafter	144
Total	3,948
Less present value discount	(625)
Present value of total operating lease liabilities	3,323
Less current portion	(447)
Long-term obligations under operating leases	$2,876

Note 10. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the 2017 Plan), which was approved by stockholders and the Board of Directors. The 2017 Plan provided for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2021, there were approximately 5.0 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
General Vesting Conditions
The Company’s stock options and restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3 of the shares vest with the remaining shares vesting ratably over a two-year period subject to the passage of time. Additionally, certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee.
Stock Options
The fair value of the Company’s stock options that are not market based are estimated at the grant date using the Black-Scholes option pricing model. The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2021:

Weighted Average:	Nine Months Ended September 30, 2021
Expected term	5.8 years
Expected volatility	74.4%
Risk-free rate	1.0%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2021:

		Weighted Average
(In thousands except per-share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,833	$3.96	6.8
Options Granted	1,527	9.08
Options Exercised	(2,114)	4.35		$13,236
Options Forfeited	(747)	4.49
Outstanding at September 30, 2021	9,499	$4.66	6.7	$19,690	*

Exercisable at September 30, 2021	6,372	$3.71	5.5	$16,367	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $6.27, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2021.

Performance Based Stock Options
The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes performance based stock options activity during the nine months ended September 30, 2021:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	81	$4.34	3.1
Options Granted	—	—
Options Exercised	(40)	4.34		$401
Options Forfeited	—	—
Outstanding at September 30, 2021	41	$4.34	2.3	$79	*

Exercisable at September 30, 2021	41	$4.34	2.3	$79	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $6.27, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2021.

Restricted Stock Units
The following table summarizes activity of restricted stock units during the nine months ended September 30, 2021:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2020	—	$—
Granted	123	10.94
Vested	—	—
Forfeited	(7)	11.83
Unvested shares at September 30, 2021	116	$10.90

Expected to vest at September 30, 2021	116	$10.90
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Share-based compensation expense
Cost of sales	$58	$42	$156	$117
Sales and marketing	456	336	1,298	810
Research and development	275	133	633	405
General and administrative	1,033	1,063	2,635	3,826
Total	$1,822	$1,574	$4,722	$5,158
In future periods, the Company expects to recognize approximately $10.7 million and $1.1 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of September 30, 2021. Future share-based compensation expense will be recognized over 2.1 and 2.6 weighted average years for unvested options and restricted stock units, respectively.

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
The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment. Additionally, there are no intersegment sales that require elimination. The Company’s three reportable segments are significant operating segments that offer differentiated services. This structure reflects its current operational and financial management and provides the best structure to maximize the Company's objectives and investment strategy, while maintaining financial discipline. The Company's Chief Executive Officer, who is its chief operating decision maker (CODM), reviews financial information for each operating segment to evaluate performance and allocate resources. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The Company's CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below.
The following tables set forth financial information for the segments:

Three months ended September 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,772	$1,789	$747	$—	$17,308
Cost of sales	5,253	732	745	—	6,730
Gross profit	9,519	1,057	2	—	10,578
Operating expenses:
Sales and marketing	7,067	10	144	—	7,221
Research and development	895	101	—	—	996
General and administrative	—	—	—	11,202	11,202
Operating expenses	7,962	111	144	11,202	19,419

Operating income (loss)	$1,557	$946	$(142)	$(11,202)	$(8,841)

Three months ended September 30, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$11,904	$1,510	$766	$—	$14,180
Cost of sales	4,404	599	723	—	5,726
Gross profit	7,500	911	43	—	8,454
Operating expenses:
Sales and marketing	5,018	47	158	—	5,223
Research and development	783	58	—	—	841
General and administrative	—	—	—	6,586	6,586
Operating expenses	5,801	105	158	6,586	12,650

Operating income (loss)	$1,699	$806	$(115)	$(6,586)	$(4,196)

Nine Months Ended September 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$42,605	$4,608	$2,477	$—	$49,690
Cost of sales	15,003	1,970	2,095	—	19,068
Gross profit	27,602	2,638	382	—	30,622
Operating expenses:
Sales and marketing	19,368	21	322	—	19,711
Research and development	2,539	248	—	—	2,787
General and administrative	—	—	—	29,881	29,881
Operating expenses	21,907	269	322	29,881	52,379

Operating income (loss)	$5,695	$2,369	$60	$(29,881)	$(21,757)

Nine Months Ended September 30, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$34,768	$6,835	$2,209	$—	$43,812
Cost of sales	13,045	2,790	2,124	—	17,959
Gross profit	21,723	4,045	85	—	25,853
Operating expenses:
Sales and marketing	14,170	39	420	—	14,629
Research and development	2,236	309	—	—	2,545
General and administrative	—	—	—	22,452	22,452
Operating expenses	16,406	348	420	22,452	39,626

Operating income (loss)	$5,317	$3,697	$(335)	$(22,452)	$(13,773)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details in the tables below.

Three Months Ended September 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$14,772	$—	$—	$14,772
NIAGEN® Ingredient	—	1,665	—	1,665
Subtotal NIAGEN® Related	$14,772	$1,665	$—	$16,437

Other Ingredients	—	124	—	124
Reference Standards	—	—	735	735
Consulting and Other	—	—	12	12
Subtotal Other Goods and Services	$—	$124	$747	$871

Total Net Sales	$14,772	$1,789	$747	$17,308

Three Months Ended September 30, 2020	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$11,904	$—	$—	$11,904
NIAGEN® Ingredient	—	879	—	879
Subtotal NIAGEN® Related	$11,904	$879	$—	$12,783

Other Ingredients	—	631	—	631
Reference Standards	—	—	695	695
Consulting and Other	—	—	71	71
Subtotal Other Goods and Services	$—	$631	$766	$1,397

Total Net Sales	$11,904	$1,510	$766	$14,180

Nine Months Ended September 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$42,605	$—	$—	$42,605
NIAGEN® Ingredient	—	4,149	—	4,149
Subtotal NIAGEN® Related	$42,605	$4,149	$—	$46,754

Other Ingredients	—	459	—	459
Reference Standards	—	—	2,230	2,230
Consulting and Other	—	—	247	247
Subtotal Other Goods and Services	$—	$459	$2,477	$2,936

Total Net Sales	$42,605	$4,608	$2,477	$49,690

Nine Months Ended September 30, 2020	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$34,768	$—	$—	$34,768
NIAGEN® Ingredient	—	4,835	—	4,835
Subtotal NIAGEN® Related	$34,768	$4,835	$—	$39,603

Other Ingredients	—	2,000	—	2,000
Reference Standards	—	—	2,054	2,054
Consulting and Other	—	—	155	155
Subtotal Other Goods and Services	$—	$2,000	$2,209	$4,209

Total Net Sales	$34,768	$6,835	$2,209	$43,812

Disclosure of Major Customers
Major customers are defined as customers whose sales or accounts receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of revenues from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2021	2020	2021	2020

A.S. Watson Group - Related Party	15.2%	17.7%	14.3%	12.9%

The percentage of the amounts due from major customers to total accounts receivable, net for the periods indicated were as follows:

Major Customers	At Sep 30, 2021	At Dec 31, 2020

A.S. Watson Group - Related Party	43.6%	31.9%
Matakana Health	13.1%	11.1%
Life Extension	11.0%	17.7%
Amazon Marketplaces	12.5%	12.0%

Note 12. Commitments and Contingencies
Legal proceedings
1. Elysium Health, LLC
(A) California Action
On December 29, 2016, ChromaDex filed a complaint in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant (Complaint). On January 25, 2017, Elysium filed an answer and counterclaims in response to the Complaint (together with the Complaint, the “California Action”). Over the course of the California Action, the parties have each filed amended pleadings several times and have each engaged in several rounds of motions to dismiss and one round of motion for judgment on the pleadings with respect to various claims. Most recently, on November 27, 2018, ChromaDex filed a fifth amended complaint that added an individual, Mark Morris, as a defendant. Elysium and Morris (Defendants) moved to dismiss on December 21, 2018. The court denied Defendants’ motion on February 4, 2019. Defendants filed their answer to ChromaDex’s fifth amended complaint on February 19, 2019. ChromaDex filed an answer to Elysium’s restated counterclaims on March 5, 2019. Discovery closed on August 9, 2019.

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment. Elysium filed its opening supplemental brief on October 30, 2019, ChromaDex filed its opening supplemental brief on November 18, 2019, and Elysium filed a reply brief on November 27, 2019, and the court heard argument on January 13, 2020. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part. On ChromaDex’s motion, the court granted summary judgment in favor of ChromaDex on Elysium’s counterclaims for (i) breach of contract related to manufacturing NIAGEN® according to the defined standard, selling NIAGEN and ingredients that are substantially similar to pterostilbene to other customers, distributing the NIAGEN® product specifications, and failing to provide information concerning the quality and identity of NIAGEN®, and (ii) breach of the implied covenant of good faith and fair dealing. The court denied summary judgment on Elysium’s counterclaims for (i) fraudulent inducement of the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex and Elysium (License Agreement), (ii) patent misuse, and (iii) unjust enrichment. On Elysium’s motion, the court granted summary judgment in favor of Elysium on ChromaDex’s claim for damages related to $110,000 in avoided costs arising from documents that Elysium used in violation of the Supply Agreement, dated February 3, 2014, by and between ChromaDex and Elysium, as amended (NIAGEN® Supply Agreement). The court denied summary judgment on Elysium’s counterclaim for breach of contract related to certain refunds or credits to Elysium. The court also denied summary judgment on ChromaDex’s breach of contract claim against Morris and claims for disgorgement of $8.3 million in Elysium’s resale profits, $600,000 for a price discount received by Elysium, and $684,781 in Morris’s compensation.

Following the court’s January 16, 2020 order, ChromaDex’s claims asserted in the California Action, among other allegations, were that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex and Elysium (pTeroPure® Supply Agreement), by failing to make payments to ChromaDex for purchases of pTeroPure® and by improper disclosure of confidential ChromaDex information pursuant to the pTeroPure® Supply Agreement, (ii) Elysium breached the NIAGEN® Supply Agreement, by failing to make payments to ChromaDex for purchases of NIAGEN®, (iii) Defendants willfully and maliciously misappropriated ChromaDex trade secrets concerning its ingredient sales business under both the California Uniform Trade Secrets Act and the Federal Defend Trade Secrets Act, (iv) Morris breached two confidentiality agreements he signed by improperly stealing confidential ChromaDex documents and information, (v) Morris breached his fiduciary duty to ChromaDex by lying to and competing with ChromaDex while still employed there, and (vi) Elysium aided and abetted Morris’s breach of fiduciary duty. ChromaDex sought damages and interest for Elysium’s alleged breaches of the NIAGEN® Supply Agreement and pTeroPure® Supply Agreement and Morris’s alleged breaches of his confidentiality agreements, compensatory damages and interest, punitive damages, injunctive relief, and attorney’s fees for Defendants’ alleged willful and malicious misappropriation of ChromaDex’s trade secrets, and compensatory damages and interest, disgorgement of all benefits received, and punitive damages for Morris’s alleged breach of his fiduciary duty and Elysium’s aiding and abetting of that alleged breach.
Elysium’s claims alleged in the California Action were that (i) ChromaDex breached the NIAGEN® Supply Agreement by not issuing certain refunds or credits to Elysium, (ii) ChromaDex fraudulently induced Elysium into entering into the License Agreement, (iv) ChromaDex’s conduct constitutes misuse of its patent rights, and (v) ChromaDex was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium sought damages for ChromaDex’s alleged breaches of the NIAGEN® Supply Agreement, and compensatory damages, punitive damages, and/or rescission of the License Agreement and restitution of any royalty payments conveyed by Elysium pursuant to the License Agreement, and a declaratory judgment that ChromaDex has engaged in patent misuse.
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
On December 11, 2020, Elysium filed a “Notice of Correction of Depositions” related to the depositions of its chief executive officer, Eric Marcotulli, and chief operating officer, Daniel Alminana, both taken in March 2019. On March 8, 2021, based in part on information that Elysium submitted under seal with that notice, ChromaDex filed a motion for sanctions or, in the alternative, reconsideration of the court’s January 16, 2020 order regarding summary judgment, in which ChromaDex moved to dismiss Elysium’s third, fourth, and fifth counterclaims. Elysium’s opposition brief was filed on March 22, 2021. ChromaDex filed its reply brief on March 29, 2021. On April 27, 2021, the court denied ChromaDex, Inc’s motion for terminating sanctions, but concluded that the evidence at issue in the motion will be admissible at trial.
The jury trial portion of the case commenced on September 21, 2021. The jury returned a verdict on September 27, 2021. The verdict found (i) Elysium liable for breaches of the NIAGEN® and pTeroPure® Supply Agreements for failing to pay for purchases of the ingredients totaling approximately $3.0 million, (ii) Mark Morris liable for breach of a confidentiality agreement, requiring him to disgorge approximately $17,307, (iii) ChromaDex liable for breaching the NIAGEN® Supply Agreement for not issuing certain refunds or credits to Elysium in the amount of $625,000, and (iv) ChromaDex liable for fraudulent inducement of the Licensing Agreement in the amount of $250,000, along with $1,025,000 in punitive damages arising from the same counterclaim. On October 25, 2021, ChromaDex informed the court that it would request prejudgment interest on the approximately $3.0 million in damages awarded by the jury for Elysium’s breaches of the NIAGEN® and pTeroPure® Supply Agreements. As a result of the outcome of this litigation, the Company may be subject to a contingent payment to counsel. The Company is currently evaluating the potential payment amount.

(B) Southern District of New York Action
On September 27, 2017, Elysium Health Inc. (Elysium Health) filed a complaint in the United States District Court for the Southern District of New York, against ChromaDex (Elysium SDNY Complaint). Elysium Health alleged in the Elysium SDNY Complaint that ChromaDex made false and misleading statements in a citizen petition to the Food and Drug Administration it filed on or about August 18, 2017. Among other allegations, Elysium Health averred that the citizen petition made Elysium Health’s product appear dangerous, while casting ChromaDex’s own product as safe. The Elysium SDNY Complaint asserted four claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. § 1125(a); (ii) trade libel; (iii) deceptive business practices under New York General Business Law § 349; and (iv) tortious interference with prospective economic relations. On October 26, 2017, ChromaDex moved to dismiss the Elysium SDNY Complaint on the grounds that, inter alia, its statements in the citizen petition are immune from liability under the Noerr-Pennington Doctrine, the litigation privilege, and New York’s Anti-SLAPP statute, and that the Elysium SDNY Complaint failed to state a claim. Elysium Health opposed the motion on November 2, 2017. ChromaDex filed its reply on November 9, 2017.
On October 26, 2017, ChromaDex filed a complaint in the United States District Court for the Southern District of New York against Elysium Health (ChromaDex SDNY Complaint). ChromaDex alleges that Elysium Health made material false and misleading statements to consumers in the promotion, marketing, and sale of its health supplement product, Basis, and asserts five claims for relief: (i) false advertising under the Lanham Act, 15 U.S.C. §1125(a); (ii) unfair competition under 15 U.S.C. § 1125(a); (iii) deceptive practices under New York General Business Law § 349; (iv) deceptive practices under New York General Business Law § 350; and (v) tortious interference with prospective economic advantage. On November 16, 2017, Elysium Health moved to dismiss for failure to state a claim. ChromaDex opposed the motion on November 30, 2017 and Elysium Health filed a reply on December 7, 2017.
On November 3, 2017, the Court consolidated the Elysium SDNY Complaint and the ChromaDex SDNY Complaint actions under the caption In re Elysium Health-ChromaDex Litigation, 17-cv-7394, and stayed discovery in the consolidated action pending a Court-ordered mediation. The mediation was unsuccessful. On September 27, 2018, the Court issued a combined ruling on both parties’ motions to dismiss. For ChromaDex’s motion to dismiss, the Court converted the part of the motion on the issue of whether the citizen petition is immune under the Noerr-Pennington Doctrine into a motion for summary judgment, and requested supplemental evidence from both parties, which were submitted on October 29, 2018. The Court otherwise denied the motion to dismiss. On January 3, 2019, the Court granted ChromaDex’s motion for summary judgment under the Noerr-Pennington Doctrine and dismissed all claims in the Elysium SDNY Complaint. Elysium moved for reconsideration on January 17, 2019. The Court denied Elysium’s motion for reconsideration on February 6, 2019, and issued an amended final order granting ChromaDex’s motion for summary judgment on February 7, 2019.
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
ChromaDex filed an amended complaint on March 27, 2019, adding new claims against Elysium Health for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On April 10, 2019, Elysium Health answered the amended complaint and filed amended counterclaims, also adding new claims against ChromaDex for false advertising and unfair competition under the Lanham Act, 15 U.S.C. § 1125(a). On July 1, 2019, Elysium Health filed further amended counterclaims, adding new claims under the Copyright Act §§ 106 & 501. On February 9, 2020, ChromaDex filed a motion for leave to amend its complaint to add additional claims against Elysium Health for false advertising and unfair competition. On February 10, 2020, Elysium Health filed a motion for leave to amend its counterclaims to identify allegedly false and misleading statements in ChromaDex’s advertising. Those motions were both granted after respective stipulations. On March 12, 2020, Elysium Health answered the second amended complaint. On March 13, 2020, ChromaDex filed an answer and objection to Elysium Health’s third amended counterclaims.

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
All discovery closed on April 23, 2021. The Court vacated a previously scheduled joint pretrial order and trial date because of COVID-19, and the Court has informed the Parties that trial date will be rescheduled in November or December 2021.

Both parties filed dispositive and Daubert motions on June 4, 2021. Opposition papers were filed by both parties on June 25, 2021, and reply papers were filed on July 9, 2021.
The Company is unable to predict the outcome of the Elysium SDNY Complaint and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of September 30, 2021, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
(C) Delaware - Patent Infringement Action
On September 17, 2018, ChromaDex and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. The complaint alleges that Elysium’s BASIS® dietary supplement infringes U.S. Patent Nos. 8,197,807 (‘807 Patent) and 8,383,086 (‘086 Patent) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to ChromaDex On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.
On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ‘807 Patent and the ‘086 Patent before the Patent Trial and Appeal Board (PTAB) and (2) the outcome of the litigation in the California Action. ChromaDex filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, ChromaDex argued that given claim 2 of the ‘086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, ChromaDex argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ‘086 Patent, proving right ChromaDex’s prediction, ChromaDex informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.
On November 1, 2019, ChromaDex filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting ChromaDex’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, ChromaDex served infringement contentions. Elysium filed a Second Amended Answer on July 10, 2020.
On April 24, 2020, ChromaDex moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to ChromaDex’s motion for leave to amend and moved to dismiss ChromaDex for alleged lack of standing. ChromaDex filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. The Court held a hearing on the motion for leave to amend the complaint and Elysium’s motion to dismiss on September 16, 2020. On December 15, 2020, the Court entered orders (i) granting in part and denying in part Elysium’s motion to dismiss ChromaDex for alleged lack of standing; and (ii) denying ChromaDex’s motion for leave to amend. ChromaDex filed a motion for reargument on December 29, 2020. Elysium filed a response to the motion for reargument on January 28, 2021. ChromaDex filed a motion for leave to file a reply on February 8, 2021. Elysium filed a response to the motion for leave to file a reply on February 12, 2021. ChromaDex filed a reply to the motion for leave to file a reply on February 19, 2021. The Court granted the motion for leave to file the reply on April 26, 2021, and denied the motion for reargument on April 27, 2021.

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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. If the appeal is unsuccessful or if on remand the Court dismisses ChromaDexs’ claims for some other reason, that could reduce or eliminate any competitive advantage the Company may otherwise have had.
2. Thorne Research, Inc.

(A) Inter Partes Review Proceedings

On or around September 28, 2020, Thorne Research, Inc. (Thorne) provided notice to ChromaDex that it intended to terminate its March 25, 2019 Supply Agreement and subsequent amendments with ChromaDex, effective as of December 31, 2020. A discussion between ChromaDex and Thorne followed, and Thorne asserted that it could challenge the ‘086 Patent in an inter partes review (IPR) proceeding on the basis of prior art, but would be willing to enter into a mutual existence agreement that would permit Thorne to source NR from a third party. Thorne did not offer substantive information supporting a prior art claim or about the nature of the threatened IPR.

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘086 Patent. On September 21, 2021, Dartmouth filed its Patent Owner Response.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. Dartmouth’s Patent Owner Response is presently due on November 9, 2021.

(B) Southern District of New York – Patent Infringement Action

On May 12, 2021, ChromaDex and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the Southern District of New York. The complaint alleges that certain of Thorne’s dietary supplements containing isolated NR infringe the ‘807 and ‘086 Patents, which claim compositions containing isolated nicotinamide riboside and are held by Dartmouth and licensed exclusively to ChromaDex On July 6, 2021, Thorne filed an answer and counterclaims to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief. The counterclaims seek declaratory judgment of patent invalidity for the ‘807 and ‘086 Patents. On July 8, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of the institution decision in the ‘807 Patent IPR. On July 9, 2021, the Court granted the stipulation and order to stay. On August 19, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of final written decisions in the IPRs. On August 20, 2021, the Court granted the stipulation and order to stay.
3. Erica Martinez
(A) California Action

On October 1, 2021, Erica Martinez, a former employee of ChromaDex, filed a complaint in the Orange County Superior Court alleging claims against ChromaDex for: (1) disability discrimination, (2) failure to accommodate a disability, (3) failure to engage in the interactive process, (4) retaliation for taking California Family Rights Act leave, and (5) failure to prevent discrimination and harassment. Martinez’s allegations are based primarily upon Martinez’s claim that her son was allegedly diagnosed with Autism Spectrum Disorder in or around July 17, 2019, and ChromaDex allegedly retaliated against, and ultimately terminated, her for taking time off to care for her son and attend his doctors’ appointments. ChromaDex has not been served with the Summons and Complaint. ChromaDex is attempting to engage in informal settlement discussions with Martinez before service is effectuated and a responsive pleading is due. The Company believes these claims are without merit and will aggressively defend itself if a reasonable settlement cannot be reached. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.

4. Other

(A) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (Rejuvenation), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties. As of September 30, 2021, the Company has recorded a return liability of approximately $0.5 million, which the Company offered to settle in good faith. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company filed a demurrer on September 3, 2021, which is set for hearing on February 1, 2022. Rejuvenation’s current counsel, Matthew V. Herron, filed a motion to be relieved as counsel, which is scheduled for hearing on November 9, 2021, however, Mr. Herron has moved to withdraw that motion because Rejuvenation has substituted in new counsel. The Company believes these claims are without merit and will aggressively defend itself if a reasonable settlement cannot be reached. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.
5. Contingencies
(A) In September 2019, the Company received a letter from a licensor stating that the Company owed the licensor $1.6 million plus interest for sublicense fees as a result of the Company entering into a supply agreement with a customer. After reviewing the relevant facts and circumstances, the Company believes that the Company does not owe any sublicense fees to the licensor and has corresponded with the licensor to resolve the matter. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.
(B) On November 17, 2020, the Company received a warning letter (the Letter) from the United States Food and Drug Administration (FDA) and Federal Trade Commission (FTC). The Letter references statements issued by the Company relating to preclinical and clinical research results involving nicotinamide riboside and COVID-19. The statements were included in press releases and referenced in social media posts.
On November 18, 2020, the Company provided a response to the Letter stating that the Company disagrees with the assertion in the Letter that the Company’s products are intended to mitigate, prevent, treat, diagnose or cure COVID-19 in violation of certain sections of the Federal Food, Drug, and Cosmetic Act or that they were unsubstantiated under the FTC Act, but rather accurately reflected the  state of the science and the results of scientific research. Nonetheless, the Company also responded that it had deleted social media references to the studies and removed related press releases from its website.
On April 30, 2021, the Company received an additional warning letter (the Second Letter) from only the FTC.  The Second Letter references the original Letter, and cites additional statements issued by the Company and certain officers and advisors of the Company relating to nicotinamide riboside and scientific studies related to COVID-19.  The Second Letter asserts that such statements contain coronavirus-related prevention or treatment claims and are deceptive in violation of the Federal Trade Commission Act.
On May 4, 2021, the Company provided a response to the Second Letter stating that it had removed the social posts from its accounts identified in the Second Letter and requested that third parties remove the post from their accounts that were identified in the Second Letter. The Company stated that the press release identified in the Second Letter is appropriate and not a deceptive act or practice under applicable law. The Company affirmed its belief in the need to accurately report on the scientific results of its studies to its investors and welcomed the opportunity to discuss its research and development program with the FTC and receive guidance on future releases.
The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

Commitments
Effective as of August 2, 2021, the Company entered into a Seventh Amendment (Seventh Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the manufacturing of the crystalline form of NR (Grace Patents). Pursuant to the Seventh Amendment, the Company is obligated to purchase approximately $18.0 million of total inventory between January 1, 2022 and December 31, 2022 and $3.5 million of inventory from January 1, 2023 through June 30, 2023. The Grace Manufacturing Agreement will expire on June 30, 2023, subject to further renewal of the Agreement to be negotiated by the parties.
Note 13. Subsequent Events

On October 19, 2021, Tony Lau notified the Company of his intention to resign from the board of directors of the Company (the “Board”) and as a member of the Compensation Committee of the Board. His resignation will be effective November 2, 2021. Mr. Lau indicated that his resignation is not due to any disagreement with the Company on any matter relating to its operations, policies or practices.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (MD&A), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "expects," "anticipates," "intends," "estimates," "plans," "potential," "possible," "probable," "believes," "seeks," "may," "will," "should," "could," "predicts," "projects," "continue," "would" or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes set forth below in Part II, Item 1A, “Risk Factors” and included under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 12, 2021 (Annual Report).
The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.
Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), levels of which decline with age.
NAD+ is an essential coenzyme and a key regulator of cellular metabolism. Best known for its role in cellular energy production, NAD+ is now thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD+ and this represents an active area of research in the field of NAD+.
NAD+ levels are not constant, and in humans, NAD+ levels have been shown to decline by more than 50% from young adulthood to middle age. There are other factors linked to NAD+ depletion, including poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may also be increased, including through calorie restriction, moderate exercise and supplementation with NAD+ precursors, such as nicotinamide riboside (NR). Healthy aging, mitochondrial health and NAD+ continue to be areas of focus in the research community. To date, there are over 400 published human clinical studies related to NAD+ and its impact on health. Areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.

In 2013, we commercialized NIAGEN®, a proprietary form of NR, a novel form of vitamin B3. Data from numerous preclinical studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD+ precursor that significantly raises blood and tissue NAD+ levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. NIAGEN® is protected by patents to which we are the owner or have exclusive rights.
ChromaDex is among the world leaders in the emerging NAD+ space. We have amassed more than 225 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD+ and discoverer of NR as a NAD+ precursor, Dr. Rudy Tanzi, the co-chair of the department of neurology at Harvard Medical School, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus, and Dr. David Katz, the Founder and former director of Yale University’s Yale-Griffin Prevention Research Center; President and Founder of the non-profit True Health Initiative; and Founder and Chief Executive Officer of Diet ID, Inc.
Impact of COVID-19
The worldwide outbreak of the 2019 coronavirus disease (COVID-19) continues to drive global uncertainty and disruption, which has created headwinds for our business. Our e-commerce business continues to perform relatively well in this challenging environment.
Our international retail business, including sales to A.S. Watson group and other partners in international markets, has been impacted by the effects of COVID-19, including the delta variant. While certain countries continue to be impacted by strict government lockdowns, store closures and reduced operating hours, others are seeing signs of recovery. Our United States (U.S.) retail operations are not a significant portion of our business today; however, we began distributing Tru Niagen® in 3,800+ U.S. Walmart™ stores beginning in June 2021. In general, the U.S. retail industry has recovered fairly well as the COVID-19 vaccine has been widely accessible and businesses continue to reopen and remain open.
Global supply chains have increasingly been impacted by COVID-19, including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation.  In the first quarter of 2021, we experienced delays due to global components and packaging shortages for our consumer products across our supply chain. These challenges were addressed in the second quarter and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently have adequate inventory on hand to meet our current demands. Overall, we believe the supply chain disruptions due to the COVID-19 pandemic will not have a material impact to our business operations, however we cannot predict how the current economic environment may evolve over the coming months. We will continue to monitor the situation closely as conditions may become more challenging due to these ongoing economic factors.
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees by closing our offices or enhancing safety protocols in place to ensure the well-being of our employees. We have adapted to the new environment and been able to successfully conduct business virtually.

Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
On February 20, 2021, we entered into a Securities Purchase Agreement with EverFund pursuant to which we agreed to sell and issue approximately 3.8 million shares of common stock at a purchase price of $6.50 per share (the Financing). On February 23, 2021, we closed the Financing and received proceeds of $24.9 million, net of offering costs.
In June 2020, we entered into an At Market Issuance Sales Agreement (the Sales Agreement) with B. Riley FBR, Inc. (B. Riley FBR) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which ChromaDex may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (ATM Facility). During the second quarter of 2021, we sold an aggregate of 0.2 million shares of our common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs and commissions. The shares sold at an average price of $10.56 per share. As of September 30, 2021, approximately $47.8 million remains available under the ATM Facility.
As of September 30, 2021, our cash and cash equivalents on hand totaled approximately $33.1 million. We anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months. Our line of credit currently expires on November 12, 2021. We are actively working with Western Alliance Bank to extend this line of credit prior to its expiration. The line of credit is an additional source of liquidity available to us, however any inability to access any portion of the amount available under this line will not have an adverse effect on our ability to satisfy our obligations or support operations. We do not believe any delays in or inability to obtain an extension of this line of credit will impact our ability to meet our operating objectives. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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
Effective as of August 2, 2021, we entered into a Seventh Amendment (Seventh Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the manufacturing of the crystalline form of NR (Grace Patents). Pursuant to the Seventh Amendment, we are committed to purchase approximately $18.0 million of total inventory between January 1, 2022 and December 31, 2022 and $3.5 million of inventory from January 1, 2023 through June 30, 2023. The Grace Manufacturing Agreement will expire on June 30, 2023, subject to further renewal of the Agreement to be negotiated by the parties.

Our net sales and net loss for the three and nine months ended on September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net sales	$17,308	$14,180	$49,690	$43,812
Net loss	(8,856)	(4,215)	(21,803)	(13,828)

Basic and diluted loss per common share	$(0.13)	$(0.07)	$(0.33)	$(0.23)
Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Net sales:
Consumer Products	$14,772	$11,904	24%	$42,605	$34,768	23%
Ingredients	1,789	1,510	18	4,608	6,835	(33)
Analytical reference standards and services	747	766	(2)	2,477	2,209	12
Total net sales	$17,308	$14,180	22%	$49,690	$43,812	13%
Total net sales increased by approximately 22% and 13% for the three and nine months ended September 30, 2021, compared to the same period in 2020, respectively. Changes in sales for the periods indicated were primarily driven by the following:
•TRU NIAGEN® sales for the consumer products segment continues to increase after the Company's strategic shift towards consumer products in 2017. Our e-commerce sales for TRU NIAGEN® increased approximately $1.9 million, or 21%, for the three months ended September 30, 2021 compared to same period in 2020 and $5.7 million, or 23%, for the nine months ended September 30, 2021 compared to the same period in 2020. Additionally, we began distributing TRU NIAGEN® at Walmart™ stores across the United States beginning in June 2021.
•Our ingredients segment experienced decreased demand during the first half of 2021 compared to the same period in 2020. The increase during the third quarter in 2021 is primarily related to increased demand from existing customers. In 2021, the Company did not ship NIAGEN® to Thorne Research Inc., a former customer who filed a petition on December 1, 2020 for IPR of the ‘086 Patent which ChromaDex Inc. exclusively licenses from Dartmouth College. For more information, see Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•The analytical reference standards and services segment experienced lower demand during the nine months ended September 30, 2020 due to the effects of COVID-19. During the first half of 2021, demand from existing customers increased with a slight decline during the third quarter of 2021.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cost of sales:
Consumer Products	$5,253	$4,404	36%	37%	$15,003	$13,045	35%	38%
Ingredients	732	599	41	40	1,970	2,790	43	41
Analytical reference standards and services	745	723	100	94	2,095	2,124	85	96
Total cost of sales	$6,730	$5,726	39%	40%	$19,068	$17,959	38%	41%
Overall, cost of sales, as a percentage of net sales, remained relatively stable for the three and nine months ended September 30, 2021 compared to the same period in 2020. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for the consumer products segment decreased by 1% and 3% for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020. The decreases were driven by our product mix, continued cost saving initiatives and overall efficiencies of our supply chain.
•Cost of sales, as a percentage of net sales, for the ingredients segment increased by 1% and 2% for the three and nine months ended September 30, 2021, compared to the comparable period in 2020, respectively. Cost of sales, as a percentage of net sales, were slightly lower for the nine months ended September 30, 2020 due to a rebate from a supplier for efficiency initiatives, which was recorded in the second quarter of 2020.
•Cost of sales, as a percentage of net sales, for the analytical reference standards and services segment increased 6% for the three months ended September 30, 2021 and decreased 11% for the nine months ended September 30, 2021, compared to the comparable period in 2020. The fluctuation in cost of sales, as a percentage of net sales, is largely driven by our fixed supply chain labor and overhead costs which do not increase in proportion to sales. Accordingly, as sales decreased for the three months ended September 30, 2021, we experienced lower labor and overhead utilization rates resulting in increased cost of sales, as a percentage of net sales, compared to the same period in 2020. Conversely, as sales increased during the nine months ended September 30, 2021, we experienced increased utilization rates and decreased cost of sales, as a percentage of net sales compared to the same period in 2020.

Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Gross profit:
Consumer Products	$9,519	$7,500	27%	$27,602	$21,723	27%
Ingredients	1,057	911	16	2,638	4,045	(35)
Analytical reference standards and services	2	43	(95)	382	85	349
Total gross profit	$10,578	$8,454	25%	$30,622	$25,853	18%
For details supporting the changes in gross margin, refer to the discussions above regarding changes in our net sales and cost of sales for each segment.
•The consumer products segment posted gross profit of $9.5 million and $27.6 million for the three and nine months ended September 30, 2021, respectively, an increase of 27% for both periods compared to the comparable periods in 2020.
•The ingredients segment posted gross profit of $1.1 million for the three months ended September 30, 2021, an increase of 16% compared to the same period in 2020 and a gross profit of $2.6 million for the nine months ended September 30, 2021, a decrease of 35% compared to the same period in 2020.
•The analytical reference standards and services segment saw a 95% decrease in gross profit for the three months ended September 30, 2021, compared to the same period in 2020 and 349% increase in gross profit for the nine months ended September 30, 2021, compared to the same period in 2020.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing expenses:
Consumer Products	$7,067	$5,018	41%	$19,368	$14,170	37%
Ingredients	10	47	(79)	21	39	(46)
Analytical reference standards and services	144	158	(9)	322	420	(23)
Total sales and marketing expenses	$7,221	$5,223	38%	$19,711	$14,629	35%
•For the consumer products segment, the increase during the three and nine months ended September 30, 2021 is largely due to direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs, as well as increased staffing.
•For the ingredients segment, selling and marketing expenses were approximately $10,000 and $21,000 during the three and nine months ended September 30, 2021. Throughout 2021, we continued to decrease our sales and marketing efforts within our ingredients segment to continue our strategic focus on our consumer products segment. The decreased expense for the nine months ended September 30, 2020 compared to the three months ended for September 30, 2020 relates to a reversal of approximately $114k of certain accrued commission expense during the first quarter of 2020, as we were no longer obligated to pay the commission.
•For the analytical reference standards and services segment, the selling and marketing expenses decreased by 9% and 23% during the three and nine months ended September 30, 2021, respectively. During 2021, we continued to decrease our sales and marketing efforts within our analytical reference standards and services segment to continue our strategic focus on our consumer products segment.

Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of clinical trials, regulatory approvals, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
R&D expenses:
Consumer Products	$895	$783	14%	$2,539	$2,236	14%
Ingredients	101	58	74	248	309	(20)
Total R&D expenses	$996	$841	18%	$2,787	$2,545	10%
We allocate R&D expenses related to our NIAGEN® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, our R&D expenses remained substantially similar with a slight increase for the three and nine months ended September 30, 2021 compared to the comparable periods in 2020 due to increased investments and acceleration of our R&D pipeline and timing of projects.

Operating Expenses-General and Administrative
General and administrative expenses consist of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expenses for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change

General and administrative	11,202	6,586	70%	29,881	22,452	33%
•The increase in general and administrative expenses for the three and nine months ended September 30, 2021, compared to the comparable periods in 2020 was largely due to an increase in legal expenses. Our legal expenses increased to approximately $5.6 million and $14.8 million in the three and nine months ended September 30, 2021, respectively, compared to approximately $1.9 million and $6.1 million in the comparable periods in 2020 due to increased activity in our ongoing litigation. For additional details see Note 12, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•For both the three and nine months ended September 30, 2021, we incurred approximately $0.3 million in severance and restructuring expenses compared to $0.3 million and $1.2 million, respectively, in the comparable periods in 2020. These expenses relate to realignment of the business operations to reduce redundancies and improve efficiencies as we scale the business.

Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2021 and September 30, 2020, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and nine months ended September 30, 2021, and September 30, 2020, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization
Depreciation expense was approximately $0.7 million for both of the nine months ended September 30, 2021 and September 30, 2020. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $0.2 million for both of the nine months ended September 30, 2021 and September 30, 2020. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the nine months ended September 30, 2021 was approximately $0.4 million as compared to $0.3 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources
From inception through September 30, 2021, we have incurred aggregate losses of approximately $163.6 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. These operations have been financed through capital contributions, the issuance of common stock and warrants through private placements, and the issuance of debt.
Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing selling and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our long-term business plan. There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.
Pursuant to the Financing on February 23, 2021, we received proceeds of $24.9 million, net of offering costs. Additionally, in June 2021, under the ATM facility, we received proceeds of $1.9 million, net of offering costs.
While we anticipate that our current cash, cash equivalents, and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans for at least the next twelve months, we may seek additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. Our line of credit currently expires on November 12, 2021. We are actively working with Western Alliance Bank to extend this line of credit prior to its expiration. The line of credit is an additional source of liquidity available to us, however any inability to access any portion of the amount available under this line will not have an adverse effect on our ability to satisfy our obligations or support operations. We do not believe any delays in or inability to obtain an extension of this line of credit will impact our ability to meet our operating objectives. Further, in June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, pursuant to the ATM Facility, of which approximately $47.8 million remains available.
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

Net cash used in operating activities
Cash used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $19.2 million as compared to approximately $10.6 million for the nine months ended September 30, 2020. Along with our net loss, increases in our trade receivables, inventories and prepaid and other assets were the largest uses of cash during the nine months ended September 30, 2021, partially offset by noncash share-based compensation expense and an increase in accounts payable. Net cash used in operating activities for the nine months ended September 30, 2020 largely reflects the net loss, a decrease in allowance for doubtful trade receivables and a decrease in accounts payable, partially offset by noncash share-based compensation expense, a decrease in trade receivables and an increase in accrued expenses.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.
Net cash used in investing activities
Net cash used in investing activities was approximately $0.4 million for the nine months ended September 30, 2021, compared to approximately $0.2 million for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 mainly consisted of purchases of leasehold improvements and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was approximately $36.0 million for the nine months ended September 30, 2021, compared to approximately $7.5 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 primarily consisted of proceeds from the issuance of common stock pursuant to the Financing, ATM Facility transaction and the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from the issuance of common stock and the exercise of stock options.

Contractual Obligations and Commitments
During the nine months ended September 30, 2021, there were no material changes outside of the ordinary course of business in the specified contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than as disclosed in “Item 1 Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2021, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
The Company is still in the process of analyzing and addressing the material weakness. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of year 2021. As such, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed above.
Our Chief Executive Officer and Chief Financial Officer believe that, notwithstanding the material weakness discussed above, the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
As previously disclosed, we face risks related to the ongoing COVID-19 pandemic, including the emergence of new variant strains and these variant strains impacts. COVID-19 has spread across the globe since 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets, and has caused an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, vaccine mandates and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed, which could negatively impact our sales volumes.
The potential effects of COVID-19 include, but are not limited to, the following:
•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending due to economic uncertainty, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders.
•Reduced demand for our products due to store closures and reduced operating hours of our customers.
•Disruptions in supply chain, leading to inadequate levels of inventory that may lower our sales.
For example, our retail business, including sales to A.S. Watson group and other partners in international markets, has been impacted by the effects of COVID-19, due to strict government lockdowns, store closures and reduced operating hours. Additionally, global supply chains have increasingly been impacted by COVID-19, including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation.
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
We have recorded a net loss of approximately $21.8 million for the nine months ended September 30, 2021 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $19.9 million and $32.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of September 30, 2021, our accumulated deficit was approximately $163.6 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of September 30, 2021, our cash and cash equivalents totaled approximately $33.1 million. While we anticipate that our current cash, cash equivalents, cash to be generated from operations and available line of credit up to $7.0 million from Western Alliance Bank will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements or from other sources. Our line of credit currently expires on November 12, 2021. We are actively working with Western Alliance Bank to extend this line of credit prior to its expiration. The line of credit is an additional source of liquidity available to us, however any inability to access any portion of the amount available under this line will not have an adverse effect on our ability to satisfy our obligations or support operations. We do not believe any delays in or inability to obtain an extension of this line of credit will impact our ability to meet our operating objectives for at least the next twelve months. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
Our capital requirements will depend on many factors.
Our capital requirements will depend on many factors, including:
•the revenues generated by sales of our products;
•the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;
•the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and
•unanticipated general and administrative expenses, including expenses involved with our ongoing litigation.
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
We rely on our patents, patent applications, licenses and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld nor can we be certain we will prevail in an appeal. If one or more of those patents, patent applications, licenses and other intellectual property rights are invalidated, rejected or found unenforceable and we are unable to reverse that finding through an appeal, that could reduce or eliminate any competitive advantage we might otherwise have had.
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
We have obtained licenses from third parties for patents and patent application rights related to ingredients and/or the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. If any third-party licensor is unable to successfully maintain, prosecute or enforce the licensed patents and/or patent application rights related to our products, we may become subject to infringement or misappropriate claims or lose our competitive advantage. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly.
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
A.S. Watson Group accounted for approximately 14% of our sales during the nine months ended September 30, 2021. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
In November 2020, we received a warning letter (the Letter) from the FDA and Federal Trade Commission (FTC) and in April 2021 we received an additional warning letter from only the FTC (the Second Letter). For more information, see Note 12, Commitments and Contingencies, Contingencies in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our TRU NIAGEN® products are not approved by the FDA or any foreign regulatory authority to mitigate, prevent, treat, diagnose or cure COVID-19 or any other disease or condition, and are not intended for such use, and may never be approved for such use by the FDA or any foreign regulatory authority.
We have completed and ongoing COVID-19 research on nicotinamide riboside (NR), including NR in combination with other ingredients. We cannot guarantee that these studies will be completed and, if so, that they will show a benefit of NR on COVID-19 patients. Furthermore, we cannot guarantee that the nutritional protocol including NR will be approved by the Ministry of Health in Turkey, or that these scientific studies will otherwise translate into future revenues for ChromaDex.
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
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as food ingredients, dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.
We utilize ingredients and components for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.
We utilize ingredients and components for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, health epidemics affecting the region of such suppliers, including COVID-19, nonconformity to specifications or laws and regulations, tariffs, trade disputes and foreign currency fluctuations. While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. There have in the past been quality and safety issues in our industry with certain items imported from overseas. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.
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
We depend greatly on the collective services of Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr, William Carter and Fadi Karam, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Senior Vice President of Business Affairs, and Chief Marketing Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.
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
Dietary supplement, nutraceutical, food and beverage, functional food, analytical laboratories, pharmaceutical and cosmetic customers are often subject to rigorous quality standards to obtain and maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to maintain, or, in some instances, upgrade our quality standards to meet our customers’ needs, could cause damage to our reputation and potentially result in substantial sales losses.

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
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to COVID-19, there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. For example, W.R. Grace & Co.-Conn. (Grace) is the exclusive manufacturer to us for the supply of NR. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.
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

Our business could be negatively impacted by cyber security threats, including without limitation a material interruption to our operations including our clinical trials, harm to our reputation, significant fines, penalties and liabilities, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of customers or sales.

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

Despite the implementation of preventative and detective security measures, our internal computer systems and those of our current and any future contractors, consultants, collaborators and third-party service providers, are vulnerable to damage or interruption from a variety of sources, including computer viruses, worms, software bugs, employee theft or misuse, other unauthorized access, software or hardware failures, server malfunctions, accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent all security incidents. These incidents could result in disrupted operations, including suspension of our clinical trial activities, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable or sensitive information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Moreover, security incidents can result in the diversion of funds and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

Any remedial costs or other liabilities related to security incidents may not be fully insured or indemnified by other means. Additionally, some of the federal, state and foreign government requirements include obligations for companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have relationships. Notifications and follow-up actions related to a security breach could impact our reputation or cause us to incur significant costs, including legal expenses and remediation costs.
Compliance with stringent and changing global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure or perceived failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, information we collect about patients in connection with clinical trials, and sensitive third-party information necessary to operate our business, for legal and marketing purposes. Accordingly, we are, or may become, subject to numerous federal, state, local, and foreign data privacy and security laws, regulations, guidance and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf. The legal framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and may remain unsettled for the foreseeable future.

For example, the European Union’s General Data Protection Regulation (GDPR) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes fines for breaches of data protection requirements and provides other remedies for parties who suffer harm as a result of a data breach. Furthermore, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. As of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Similarly, European data protection laws also generally prohibit the transfer of personal data from Europe to countries outside the European Economic Area (EEA), such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. On June 4, 2021, the European Commission adopted new standard contractual clauses (SCCs) under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. We have and may elect to continue to rely on the new SCCs, which have and may require us to expend significant resources to comply with such obligations, and where needed, to update our contractual arrangements.

In addition, Swiss and English law contain similar data transfer restrictions as the GDPR, and the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield may also be inadequate for transfers of data from Switzerland to the United States. As for the United Kingdom, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism,’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. Inability to import personal information from Europe or elsewhere to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with Contract Research Organizations, service providers, contractors and other companies subject to European and other data protection laws; or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.

Additionally, we are, or may become, subject to U.S. privacy laws. For example, the California Consumer Privacy Act (CCPA) creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for penalties for violations, as well as other remedies for parties who suffer harm as a result of a data breach, which may increase data breach litigation. Moreover, effective starting on January 1, 2023, the California Privacy Rights Act (CPRA) will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how they are interpreted. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both effective 2023.

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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Our management previously identified a material weakness in our internal control over financial reporting and concluded that the material weakness has not been remediated and our disclosure controls and procedures were not effective as of September 30, 2021. The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls and procedures which could have resulted in us not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in our consolidated financial statements under ASC 450 - Contingencies. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (Credit Agreement) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.
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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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
If regulatory clearance of a good that we propose to market and sell is granted, this clearance may be limited to those particular states and conditions for which the good is demonstrated to be safe and effective, which would limit our ability to generate revenue. We cannot ensure that any good that we develop will meet all of the applicable regulatory requirements needed to receive marketing clearance. Failure to obtain regulatory approval will prevent commercialization of our goods where such clearance is necessary. There can be no assurance that we will obtain regulatory approval of our proposed goods that may require it.

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
Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.
Our federal net operating losses (NOLs) generated in taxable years beginning on or prior to December 31, 2017 could expire unused. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

*We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.
As of September 30, 2021, we had outstanding options for an aggregate of approximately 10.5 million shares of common stock at a weighted average exercise price of $4.62 per share and unvested restricted stock units of approximately 0.1 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
Our bylaws, as amended (Bylaws) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information
On October 19, 2021, Tony Lau notified the Company of his intention to resign from the board of directors of the Company (the “Board”) and as a member of the Compensation Committee of the Board. His resignation will be effective November 2, 2021. Mr. Lau indicated that his resignation is not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

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

10.1	Exclusive License Agreement, dated September 8, 2011, by and between ChromaDex, Inc. and The Regents of the University of California ❖**
10.2	Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. ❖ **

Exhibit No.	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CHROMADEX CORPORATION

Date: November 3, 2021	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)