Form 10-K
period 2021-12-31
ChromaDex Corp.
filed 2022-03-14
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to            .
Commission file number 001-37752

CHROMADEX CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 600, Los Angeles, CA 90024
(Address of Principal Executive Offices and Zip Code)
Registrant’s telephone number, including area code (310) 388-6706
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CDXC	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark:
•if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.									☐	Yes	☑	No
•if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.									☐	Yes	☑	No
•whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
									☑	Yes	☐	No
•whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
									☑	Yes	☐	No
•whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging growth company	☐
•if an emerging growth company, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
•whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
•whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).									☐	Yes	☑	No

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $473.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2021.
Number of shares of common stock of the registrant outstanding as of March 9, 2022: 68,309,365.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

CHROMADEX CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. We may, in some cases, use words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “possible,” “probable,” “seeks,” “predicts,” “projects,” “should,” “will,” “continue,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements, include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, the impact of the COVID-19 pandemic on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business; our relationships with major customers; our ability to maintain our sales, marketing, and distribution capabilities; a decline in general economic conditions nationally and internationally; the market and size of the vitamin mineral and dietary supplement market; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; our reliance on of a limited number of third-party party suppliers for certain raw materials; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A - Risk Factors” in Part I of this Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission (SEC), before making an investment decision regarding our common stock.
•The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to, our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
•Global, market and economic conditions may negatively impact our business, financial condition and share price.
•We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
•Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
•Our future success largely depends on sales of our TRU NIAGEN® product.
•The success of our consumer product and ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.
•The future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to market and advertise.
•Many of our competitors are larger and have greater financial and other resources than we do.
•Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
•If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.
•Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
•Our business could be negatively impacted by cyber security threats, including without limitation a material interruption to our operations including our clinical trials, harm to our reputation, significant fines, penalties and liabilities, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of customers or sales.
•Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.
•We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
•We utilize ingredients and components for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.
•We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.
•Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
•Our patents and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.

•We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.
•We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business and financial results.
•Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could decrease the need for the services we provide.
•Compliance with stringent and changing global privacy and data security laws and regulations could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure or perceived failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition or results of operations.
•The market price of our common stock may be volatile and adversely affected by several factors.
•We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
•We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.
•We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references to the Company, ChromaDex, we, us and our refer to ChromaDex Corporation and its consolidated subsidiaries.
Company Background
On May 21, 2008, Cody Resources, Inc., a Nevada corporation and a public company, (Cody) entered into an Agreement and Plan of Merger (Merger Agreement), by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody (Acquisition Sub), and ChromaDex, Inc. (Merger). Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation. On June 20, 2008, Cody amended its articles of incorporation to change its name to ChromaDex Corporation. ChromaDex Corporation was traded on the over-the-counter market under the symbol “CDXC.” On April 25, 2016, ChromaDex Corporation became listed on the Nasdaq Capital Market under the symbol “CDXC.”
ChromaDex, Inc., a wholly owned subsidiary of ChromaDex Corporation, was originally formed as a California corporation on February 19, 2000.
On March 12, 2017, ChromaDex Corporation acquired Healthspan Research LLC, a consumer product company offering TRU NIAGEN® branded products. This marked the strategic shift to become a global bioscience company dedicated to healthy aging. On September 5, 2017, the Company completed the sale of its operating assets that were used with the Company’s quality verification program testing and analytical chemistry business for food and food related products to Covance Laboratories Inc. On January 15, 2021, Healthspan Research LLC was dissolved. Prior to its dissolution, Healthspan Research, LLC contributed its assets and liabilities to ChromaDex, Inc.
Company Overview
ChromaDex is a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research pertaining to nicotinamide adenine dinucleotide (NAD+) which is found in every cell of human bodies and levels of which decline with age.
NAD+ is an essential coenzyme, a key regulator of cellular metabolism and is required for mitochondria to function efficiently. Best known for its role in cellular energy production, NAD+ is now thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD+ and this represents an active area of research in the field of NAD+.
NAD+ levels are not constant, and in humans, NAD+ levels have been shown to decline by more than 50% from young adulthood to middle age. There are other factors linked to NAD+ depletion, including poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may also be increased, including through calorie restriction, moderate exercise and supplementation with NAD+ precursors, such as nicotinamide riboside (NR). Healthy aging, mitochondrial health and NAD+ continue to be areas of focus in the research community. To date, there are over 450 published human clinical studies related to NAD+ and its impact on health. Areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.
In 2013, we commercialized NIAGEN®, a proprietary form of NR, a novel form of vitamin B3. Data from numerous preclinical studies, and confirmed in human clinical trials, show that NR is a highly efficient NAD+ precursor that significantly raises blood and tissue NAD+ levels. NIAGEN® is safe for human consumption. NIAGEN® has twice been successfully reviewed under the United States (U.S.) Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of NIAGEN® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased cellular energy production. NIAGEN® is protected by patents to which we are the owner or have exclusive rights.
ChromaDex is among the world leaders in the emerging NAD+ space. We have amassed more than 245 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor, Dr. Charles Brenner, one of the world’s recognized experts in NAD+ and discoverer of NR as a NAD+ precursor and chair of the Department of Diabetes & Cancer Metabolism at the City of Hope National Medical Center, Dr. Rudy Tanzi, the co-chair of the department of neurology at Harvard Medical School, Sir John Walker, Nobel Laureate and Emeritus Director, MRC Mitochondrial Biology Unit in the University of Cambridge, England, Dr. Bruce German, Chairman of food, nutrition and health at the University of California, Davis, Dr. Brunie Felding, Associate Professor, Department of Molecular Medicine at Scripps Research Institute, California Campus, and Dr. David Katz, the Founder and former director of Yale University’s Yale-Griffin Prevention Research Center; President and Founder of the non-profit True Health Initiative; and Founder and Chief Executive Officer of Diet ID, Inc.
STRATEGIC SHIFT TO GLOBAL CONSUMER PRODUCT COMPANY
In 2017, ChromaDex made the strategic decision to commercialize TRU NIAGEN® as a consumer brand for the product containing NIAGEN® ingredient. This marked our strategic shift from an ingredient testing company to a global bioscience company dedicated to healthy aging.

We began the international expansion of our TRU NIAGEN® brand with the launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group, in 2017, followed by the launch in Singapore in 2018. In 2018, we also launched TRU NIAGEN® in New Zealand with retail partner Matakana Superfoods as well as in Canada by making it available at www.truniagen.ca and to healthcare practitioners at Fullscript Canada after receiving regulatory approval for sale as a natural health product from Health Canada. In 2019, we received approval from the Australian Therapeutic Goods Association (TGA) for use in listed complementary medicines. With TGA approval we extended our partnership with our New Zealand partner, Matakana Superfoods, to also include Australia. In 2020, we received approval of NR as a novel food ingredient for use in food supplements from the European Commission, which followed a positive opinion from the European Food Safety Authority in 2019. We are currently selling on Amazon in Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Poland, Netherlands and Sweden and selling cross-border in China on Tmall, JD.com and Wechat. Additionally, in June 2021, we began distributing Tru Niagen® in 3,800+ U.S. Walmart stores. We continue to focus on expanding marketing and distribution of our TRU NIAGEN® brand in new strategic international markets, domestic channels, and secure regulatory approvals needed to accomplish the same.
INGREDIENTS AND ANALYTICAL REFERENCE STANDARDS AND SERVICES BUSINESS SEGMENTS
Through our ingredients business segment, we will continue to sell NIAGEN® in ingredient form to our strategic partners, including Nestec Ltd. (Nestlé), a global leader pioneering quality science-based nutritional health solutions. In 2018, we entered into a supply agreement with Nestlé, pursuant to which Nestlé is our exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, we received an upfront fee of $4.0 million. In 2020, we received an additional one-time fee of $1.0 million, following the launch of the products in the United States.
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
For the years ended December 31, 2021 and 2020, our net sales were approximately $67.4 million and $59.3 million, respectively. The following table summarizes total net sales for each of our business segments in the last two years. Please refer to Item 8 Financial Statements and Supplementary Data of this Form 10-K for additional financial information about each of our business segments.

	Year Ended December 31,
(In thousands)	2021	2020
Consumer Products Segment	$56,705	$47,090
Ingredients Segment	7,407	9,198
Analytical Reference Standards and Services Segment	3,337	2,969
Total net sales	$67,449	$59,257

Business Market
According to the data from Global Wellness Institute, the global wellness industry market was approximately $4.4 trillion in 2020 amidst the disruptions of COVID-19, which is down from $4.9 trillion in 2019. In 2020, the Personal care, beauty and anti-aging market was approximately $960 billion, healthy eating, nutrition and weight loss was approximately $950 billion and traditional and complementary medicine market was approximately $410 billion. The Global Wellness Institute projects the overall wellness economy to grow approximately 10% annually, or 60% in total, from 2020 to 2025, with most segments projected to exceed GDP growth.
According to the data from Grand View Research, the global dietary supplements market size was estimated at $140 billion in 2020, and is expected to grow at a compound annual growth rate of 8.6% to about $271 billion by 2028.
Business Model
CONSUMER PRODUCTS SEGMENT
Our principal objective is to sell and increase awareness of TRU NIAGEN® to consumers worldwide. As one of the world leaders in the emerging NAD+ space and the science of healthy aging, we continuously strive to evolve our TRU NIAGEN® products with the aim of potentially improving consumers health by safely raising NAD+ levels. Further, we seek to continue exploration, discovery and enhancement of patented technologies. The TRU NIAGEN® brand is built on scientific evidence, trust and the direct impact to our consumers of aging better.
We intend to expand to the worldwide NAD+-related healthy aging market by entering into new international markets. We maintain our focus of obtaining additional regulatory approvals required to expand marketing and distribution efforts of our TRU NIAGEN® products in new international markets. We will utilize our proprietary e-commerce platforms, and the e-commerce and brick and mortar platforms of strategic regional and local partners. Our U.S. based business will continue to support our global operations through the following:
•Corporate development and strategy
•Research and development activities
•Global premium brand management and brand guidelines
•Multi-platform global marketing campaigns and know-how
•Propriety e-commerce platform and data analytics
•Global manufacturing and supply chain operations management
We expect to continue to supply our international operations with finished products manufactured in the U.S, and to continue to provide all our marketing materials and know-how to our international strategic partners.
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
ANALYTICAL REFERENCE STANDARDS AND SERVICES SEGMENT
We have taken advantage of both supply chain needs and regulatory requirements to build our analytical reference standards and services segment. We believe we create value throughout the supply chain of the dietary supplements, functional foods, life science research, personal care markets and associated analytical testing laboratories. We intend to capitalize on additional opportunities in product development and commercialization of various kinds of intellectual property that we have largely discovered and acquired through the sales process associated with this segment.

Products and Services Overview
Current products and services provided are as follows:
CONSUMER PRODUCTS
•TRU NIAGEN® branded dietary supplements. We currently offer our NIAGEN® NR through our TRU NIAGEN® finished bottles and TRU NIAGEN® Stickpacks. We will continue to build TRU NIAGEN® as a global brand and offer TRU NIAGEN® to consumers worldwide.
INGREDIENTS
•Nicotinamide riboside NIAGEN®. We intend to continue to develop and sell NIAGEN® in ingredient form to strategic partners.
•Spirulina Extract Immulina®. IMMULINA® is a spirulina extract and the predominant active compounds are Braun-type lipoproteins which are useful for supporting human immune function. These lipoproteins are present at much greater levels than those found within commonly used immune enhancing botanicals such as Echinacea and ginseng.
ANALYTICAL REFERENCE STANDARDS AND SERVICES
•Supply of reference standards and fine chemicals. We supply a wide range of products necessary to conduct quality control of raw materials and consumer products. Reference standards are used for research and quality control in the dietary supplements, cosmetics, food and beverages, life science, and pharmaceutical industries. In addition, we provide research services for customers exploring the frontier of natural product research and development. We assist by providing unique and well-characterized natural products, in the format of botanical libraries or as requested on custom “Scope of Work” requests.
Major Customers
For the years ended December 31, 2021 and 2020, we had one major customer which accounted for more than 10% of our total net sales. A.S. Watson Group, a related party, accounted for approximately 13.8% and 13.0% of our net sales for the years ended December 31, 2021 and 2020, respectively.
Generally, we do not depend upon a single customer, or a few customers, and the loss of any one or more would not have a material adverse effect on the Company. However, due to the volume of consumer products and ingredients we are selling in relation to the overall Company’s sales, we do expect that at times one or more of our customers may account for more than 10% of the Company’s sales.
Impact of COVID-19
The worldwide outbreak of COVID-19 continues to drive global uncertainty and disruption, which has created headwinds for our business. Authorities have imposed, and businesses and individuals have implemented, numerous measures to try to contain the virus or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, store closures and reduced operating hours, and vaccine requirements. These measures have impacted and may further impact our workforce and operations and those of our respective suppliers and partners.
In particular, we have experienced, and could in the future experience, global supply chain delays including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation. In the first quarter of 2021, we experienced delays due to global components and packaging shortages for our consumer products across our supply chain. These challenges were addressed in the second quarter and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently believe we have adequate inventory on hand to meet current demands. We will continue to monitor the situation closely as conditions may become more challenging due to ongoing and uncertain economic factors. Additionally, our sales to partners in international markets have been impacted by the effects of COVID-19.
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees through office closures or implementing enhanced safety protocols to ensure the well-being of our employees. We have adapted to the new environment and been able to successfully conduct business virtually.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic; surges related to new variants; the actions taken to contain the virus or treat its impact; other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption; and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but a material effect on these parties could also materially adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.
Sales and Marketing Strategy
For our consumer products segment, we employ a variety of strategies to drive sales and consumer awareness of TRU NIAGEN®, including social media and internet advertising, managing affiliate marketing, influencers, paid spokespersons and talent, events and trade shows, e-mail, paid search, distribution of research publications and press releases. We also have a customer care department that handles day-to-day communications with our end customers addressing any needs or concerns related to our TRU NIAGEN® product.
For our ingredients segment and analytical reference standards and services segment, our strategy is based on a direct, technically-oriented model. We recruit and hire sales and marketing staff with appropriate commercial and scientific backgrounds.
United States of America:
For our consumer products segment, we distribute our TRU NIAGEN® products direct to consumers through our propriety e-commerce platform TRUNIAGEN.com, Amazon, Walmart.com and other established internet marketplaces. In June 2021, we began distributing Tru Niagen® in 3,800+ Walmart stores across the U.S. We also have specialty retailers and direct healthcare practitioners who are authorized resellers of TRU NIAGEN® in the United States.
For our ingredients segment and analytical reference standards and services segment, we use a direct marketing approach in the United States. to promote our products and services.
International:
For our consumer products segment, we utilize strategic partners on a regional or local country basis to expand our distribution of TRU NIAGEN® products. Our strategic partnerships include brick and mortar, e-commerce channels or a combination of both. With our strategic partners, we currently distribute TRU NIAGEN® products to the following international markets:

•Hong Kong (A.S. Watson Group);
•Macau (A.S. Watson Group);
•Singapore (A.S. Watson Group);
•New Zealand (Matakana Superfoods);
•Canada (Amazon, Fullscript Canada and www.truniagen.ca);
•Australia (Matakana Superfoods);
•China (Tmall, JD.com and Wechat);
•Japan (Amazon);
•United Kingdom (Amazon);
•Germany (Amazon);
•France (Amazon);
•Italy (Amazon);
•Spain (Amazon);
•Poland (Amazon);
•Netherlands (Amazon); and
•Sweden (Amazon).
We continue to focus on obtaining additional regulatory approvals required to expand marketing and distribution of our TRU NIAGEN® brand in new strategic international markets.

For our ingredients segment, currently our customers are primarily based in the United States and Europe.
For our analytical reference standards and services segment outside of the United States, we use international distributors to market and sell to several foreign countries or markets.
Sales and marketing expense for the years ended December 31, 2021 and 2020, were approximately $28.4 million and $20.9 million, respectively.
Research and Development
The ChromaDex External Research Program (CERP) is an essential component of our research and development platform. CERP was established to advance the science of nicotinamide riboside and other ChromaDex products. We value and encourage strong scientific rigor behind our products and have cultivated relationships with academic institutions in pursuit of this. Thus far, CERP has achieved over 245 research partnership agreements with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. Additional relationships are currently being developed.
To date, over 200 peer-reviewed studies have been published on the science behind NR, including its NAD+ boosting properties. CERP has produced more than 45% of all peer-reviewed NR-focused publications and 70% of the peer-reviewed clinical NR publications so far. To date, 20 peer-reviewed human clinical trials have been published on our proprietary ingredient NIAGEN® demonstrating its safety and/or efficacy through CERP. No adverse effects have been attributed to NIAGEN® in any of the published clinical trials. In both 2015 and 2018, NIAGEN® was successfully notified to the FDA as an NDI. NIAGEN® was also successfully notified to FDA as Generally Recognized as Safe in August 2016.
Through our research and development laboratory in Longmont, Colorado, we intend to develop and evaluate products that we plan to take to market as well as explore cost saving processes for existing products. Research and development costs for the years ended December 31, 2021 and 2020, were approximately $3.8 million and $3.4 million, respectively.
Working Capital
ChromaDex’s working capital as of December 31, 2021 and 2020 was approximately $8.4 million and $4.9 million, respectively. We measure working capital by adding trade receivables and inventories, and subtracting accounts payable. Our working capital is primarily comprised of assets and liabilities related to our consumer products segment and ingredients segment as the operations require a large amount of inventory on hand. As the consumer products segment and ingredients segment grow, more working capital will likely be needed to support the operations.
Government Regulation
Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including, but not limited to, the FDA, the Federal Trade Commission (FTC), the Department of Commerce, the Department of Transportation and the Department of Agriculture. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may materially increase our cost of doing business or may limit or expand our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in required changes to our operations and increased compliance costs.
U.S. FDA Regulation
In the U.S., dietary supplements and food are subject to FDA regulations under the Federal Food, Drug and Cosmetic Act (FDCA). Areas addressed in these regulations include:
•product safety;
•product testing;
•ingredient testing;
•documentation process, batch records, specifications;

•product labeling;
•manufacturing facility registration;
•product manufacturing and storage;
•product claims, advertising and promotion;
•product sales and distribution; and
•product post-market surveillance.
The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA established a new framework for governing the composition and labeling of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the U.S. before October 15, 1994, may be used in dietary supplements without notifying the FDA. However, an NDI (a dietary ingredient that was not marketed in the U.S. before October 15, 1994) is subject to an NDI notification that must be submitted to the FDA unless the ingredient has previously been “present in the food supply as an article used for food” without being “chemically altered.” An NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use of the dietary ingredient “will reasonably be expected to be safe.” An NDI notification must be submitted to the FDA at least 75 days before the initial marketing of the NDI. There can be no assurance that the FDA will accept the evidence of safety for any NDIs that we may want to commercialize, and the FDA’s objection to such evidence could render products containing such dietary ingredients to be adulterated. The FDA is in the process of finalizing guidance for the industry that will aim to clarify the agency’s interpretation of the NDI notification requirements, and this guidance may raise new and significant regulatory barriers for NDIs.
For any new ingredient developed by us to be used in conventional food or beverage products in the U.S., the product either must be approved by the FDA as a food additive pursuant to a food additive petition or be generally recognized as safe (GRAS). The FDA does not have to approve a company’s determination that an ingredient is GRAS. However, a company can voluntarily notify the FDA of its own self-determination. There can be no assurance that the FDA will approve any food additive petition for any ingredient that we may want to commercialize, or agree with our determination that an ingredient is GRAS, either of which could impact the marketing of such ingredient.
U.S. Advertising Regulations
In addition to FDA regulations, the FTC regulates the advertising of dietary supplements, foods, cosmetics, and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and over-the-counter drugs.
Additionally, state attorney's general and private plaintiff attorneys also regulate the advertising of dietary supplements, foods, cosmetics, and over-the-counter drugs through enforcement of state consumer protection laws. State attorney’s general and, to a larger extent, private lawyers specializing in consumer class action litigation have instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, for the use of false or misleading advertising claims, for underdosed products that don’t meet label claims and allegations related to product safety. These actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We are not aware of, or party to, any action by a state attorney general or consumer class action involving our products.
Further, The National Advertising Division of the Council of Better Business Bureaus reviews national advertising for truthfulness and accuracy. The National Advertising Division of the Council of Better Business Bureaus uses a form of alternative dispute resolution, working closely with in-house counsel, marketing executives, research and development departments and outside consultants to decide whether claims have been substantiated.

International Regulations
Our international sales for the consumer products segment and ingredients segment are subject to foreign government regulations, which vary substantially from country to country. Most countries, in particular major markets, have established regulations for (a) authorizing the introduction of novel ingredients to market in the food and/or dietary/food/health supplement sectors and (b) for allowing finished goods to be placed on the market for consumer access. Typically, novel ingredients must go through an extensive safety review process (similar to the NDI notification process in the U.S.) by a regulatory or scientific authoritative body. Finished products typically must either be notified or registered (a limited approval process) with the relevant authorities. In some cases, new products can be brought to market without notifying the authorities.
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
Competitive Business Conditions
For our consumer products segment, we are in direct competition with Elysium Health who offers a similar product to TRU NIAGEN® and other providers of NAD+ boosting supplements. There are also a few resellers of NIAGEN® as consumer products that are our customers. We believe these resellers are focused on specific channels that we feel are complementary to our business.
We also face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics to ingredients we offer. Below is a list of some of the competitors for our ingredients segment.
Ingredients Business Segment Indirect Competitors
•Royal DSM (the Netherlands)
•Glanbia plc (Ireland)
•BASF (Germany)
•Lonza Group Ltd (Switzerland)
•Sabinsa Corporation (India/U.S.)
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
Analytical Reference Standards and Services Segment Competitors
•MilliporeSigma (U.S.)
•LGC Standards Ltd. (U.K.)
•US Pharmacopoeia (U.S.)
•Extrasynthese (France)

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
The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
7,205,284	Potent immunostimulants from microalgae	7/10/2001	4/17/2007	3/9/2022	Licensed from University of Mississippi
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/24/2026	Licensed from Washington University
7,846,452	Potent immunostimulatory extracts from microalgae	7/28/2005	12/7/2010	7/28/2025	Licensed from University of Mississippi
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	9/20/2027	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	1/5/2026	Licensed from Dartmouth College
8,133,917	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	10/25/2010	3/13/2012	8/18/2025	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,197,807	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/20/2006	6/12/2012	11/19/2026	Licensed from Dartmouth College
8,252,845	Pterostilbene as an agonist for the peroxisome proliferator-activated receptor alpha isoform	2/1/2012	8/28/2012	8/18/2025	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,383,086	Nicotinamide Riboside Kinase compositions and Methods for using the same	4/12/2012	2/26/2013	4/20/2026	Licensed from Dartmouth College
8,809,400	Method to Ameliorate Oxidative Stress and Improve Working Memory Via Pterostilbene Administration	8/8/2011	8/19/2014	10/2/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
8,841,350	Method for treating non-melanoma skin cancer by inducing UDP-Glucuronosyltransferase activity using pterostilbene	5/8/2012	9/23/2014	5/8/2032	Co-owned by ChromaDex and University of California
8,889,126	Methods and compositions for treating neuropathies	5/28/2010	11/18/2014	6/3/2025	Licensed from Washington University
9,000,147	Nicotyl riboside compositions and methods of use	1/17/2012	4/7/2015	11/17/2026	Licensed from Cornell University
9,028,887	Method improve spatial memory via pterostilbene administration	5/22/2014	5/12/2015	6/10/2028	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,295,688	Methods and compositions for treating neuropathies	10/10/2014	3/29/2016	6/3/2025	Licensed from Washington University
9,321,797	Nicotyl riboside compositions and methods of use	11/17/2014	4/26/2016	11/17/2026	Licensed from Cornell University
9,439,875	Anxiolytic effect of pterostilbene	5/11/2011	9/13/2016	12/11/2031	Licensed from the University of Mississippi and U.S. Department of Agriculture
9,975,915	Crystalline forms of nicotinoyl ribosides, modified derivatives thereof, and phosphorylated analogs thereof, and methods of preparation thereof	11/10/2017	5/22/2018	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,000,519	Methods of Preparing Nicotinamide Riboside and Derivatives Thereof	7/24/2014	6/19/2018	7/24/2034	Licensed from The Queen’s University of Belfast
10,000,520	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	3/16/2017	6/19/2018	3/16/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
10,183,036	Use of nicotinic acid riboside or nicotinamide riboside derivatives, and reduced derivatives thereof, as NAD+ increasing precursors	4/20/2017	1/22/2019	4/20/2037	Owned by ChromaDex
10,280,190	Nicotinic acid riboside or nicotinamide riboside compositions, reduced derivatives thereof, and the use thereof to enhance skin permeation in treating skin conditions	3/16/2016	5/7/2019	5/31/2036	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,688,118	Nicotinamide riboside compositions for topical use in treating skin conditions	10/30/2014	6/23/2020	4/6/2035	Owned by ChromaDex
10,689,411	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	11/10/2017	6/23/2020	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,815,262	Methods of preparing nicotinamide riboside and derivatives thereof	2/27/2018	10/27/2020	7/24/2034	Licensed from The Queen’s University of Belfast
10,857,172	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/8/2020	4/14/2037	Owned by ChromaDex
10,934,322	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	5/11/2018	3/2/2021	3/16/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,033,568	Nicotinamide riboside compositions for topical use in treating skin conditions	6/3/2020	6/15/2021	10/30/2034	Owned by ChromaDex
11,071,747	Use of NAD precursors for breast enhancement	11/29/2017	7/27/2021	11/29/2037	Licensed from University of Iowa
11,214,589	Crystalline forms of nicotinoyl ribosides and derivatives thereof, and methods of preparation thereof	12/10/2019	1/4/2022	8/16/2040	Owned by ChromaDex
11,242,364
Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof
		5/18/2021	2/8/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex

Manufacturing
We currently utilize third-party manufacturers to produce NR, encapsulate and bottle NR sold as a dietary supplement and produce and supply other ingredients, products, and services. Following the receipt of products or product components from third-party manufacturers, we inspect and ensure conformance of each product and product component to our specifications. We will also consider manufacturing certain products or product components internally, if our capacity permits, when demand or quality requirements make it appropriate to do so.
We work with manufacturing companies that can meet the standards imposed by the FDA, the International Organization for Standardization and the quality standards that we require for our own internal policies and procedures. We monitor and manage supplier performance through a corrective action program developed by us. We believe these manufacturing relationships can minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of dietary supplements, phytochemicals and ingredients.
W.R. Grace & Co. -Conn. (Grace) is the Company’s exclusive manufacturer for the supply of NR. Effective as of August 2, 2021, we entered into a Seventh Amendment (Seventh Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement”), originally effective in January 2016 with Grace. In January 2019, Grace was issued patents related to the manufacturing of the crystalline form of NR. Pursuant to the Seventh Amendment, the Grace Manufacturing Agreement expires on June 30, 2023, subject to its further renewal to be negotiated by the parties.
Sources and Availability of Raw Materials
For all three business segments, and subject to the risks related to our Company and our business recited below, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals and reference materials that will provide products in compliance with our guidelines.
Environmental Compliance
We incur significant expense in complying with Good Manufacturing Practices and safe handling and disposal of materials used in our research and manufacturing activities. For the years ended December 31, 2021 and 2020, these expenses totaled approximately $1.7 million and $1.5 million, respectively. We do not anticipate incurring additional material expense to comply with federal, state and local environmental laws and regulations.
Backlog Orders
For our consumer products segment where we ship products internationally to distributors, we may have a backlog from time to time as the production of TRU NIAGEN® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 31, 2021 we did not have any significant backlog orders from the distributors that have not been shipped. For products that are directly shipped to consumers, we have minimal backlog orders as we carry inventory on hand to ship upon the receipt of order.
For our ingredients segment, we also have minimal backlog orders as we carry inventory on hand for most of the products we offer and we ship upon the receipt of customer’s order.
For our analytical reference standards and services segment, we normally have a small backlog of orders. These orders amount to approximately $20,000 or less. Because we list over 3,000 phytochemicals and 300 botanical reference materials in our catalog, we may not always have the items in stock at the time of customers’ orders. These backlog orders are normally fulfilled within two to four weeks.

Culture and Workforce
We’re a company of curious, talented, and passionate people who are devoted to health, well-being, and improving the way people age. We embrace collaboration and creativity and encourage the iteration of ideas to address complex challenges in all aspects of our business.

We believe our people are critical for our success. We are dedicated to providing an environment where ChromaDex employees can have fulfilling careers, and be happy, healthy and productive. We offer attractive wage and benefit packages to take care of the needs of our employees and their families. Our competitive compensation and dynamic culture help us to attract and retain top candidates. We continue to invest in recruiting and rewarding talented people.

ChromaDex and its employees are dedicated to diversity, inclusion, and fairness. We celebrate personal authenticity and expression as a catalyst to advance human health and innovation. We support healthy, open dialogue and we communicate information about the company through multiple internal channels to our employees. As of December 31, 2021, ChromaDex had 115 full-time employees.
Facilities
For information on our facilities, see “Properties” in Item 2 of this Form 10-K.
Available Information
Our website address is www.chromadex.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. This information is also available in print to any stockholder who requests it, with any such requests addressed to ChromaDex Corporation, 10900 Wilshire Blvd. Ste 600, Los Angeles, CA 90024. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available, free of charge, on our website our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K before making investment decisions with respect to our common stock. If any of the following risks occur, our business, financial condition, results of operations and our future growth prospects would likely be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.
Risks Related to our Company and our Business
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to, our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
As previously disclosed, we face risks related to the ongoing COVID-19 pandemic, including the emergence of new variant strains with varying degrees of resistance to vaccines, and these variant strains’ impacts. COVID-19 has spread across the globe since 2020 and is impacting economic activity worldwide. COVID-19 has caused supply chain and market disruptions and volatility in the global capital markets, and has caused an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, vaccine mandates and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed, in light of the recent surge in cases, which could negatively impact our sales volumes.
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
Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $27.1 million and $19.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our accumulated deficit was approximately $169.0 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of December 31, 2021, our cash and cash equivalents totaled approximately $28.2 million. While we anticipate that our current cash, cash equivalents and cash to be generated from net sales will be sufficient to meet our projected operating plans through at least the next twelve months and have an available line of credit up to $10.0 million from Western Alliance Bank, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
Our material cash requirements will depend on many factors.
Our material cash requirements will depend on many factors, including:
•the revenues generated by sales of our products;
•the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives and obtain required regulatory approvals and clearances;
•the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals; and
•unanticipated general and administrative expenses.

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
A.S. Watson Group accounted for approximately 14% of our sales during the year ended December 31, 2021. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, we may not be successful in developing our consumer product business for sales of TRU NIAGEN® products, and our sales may decrease despite us incurring increased costs related to marketing such products.
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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. As further described in Note 15, Commitments and Contingencies — Contingencies in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
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

Risks Related to our Operations
We depend on key personnel, the loss of any of which could negatively affect our business.
We depend greatly on the collective services of Frank L. Jaksch Jr., Robert N. Fried, Kevin M. Farr and William Carter, who are our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Senior Vice President of Business Affairs, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.
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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable and timely financial statements and disclosures. If we identify material weaknesses in our internal controls and/or fail to establish and maintain effective controls and procedures and internal control over financial reporting it could result in material misstatements in our financial statements and/or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank, as amended (Credit Agreement) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.
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
In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we relay may face various cyber security threats, which are prevalent and continue to increase, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Due to COVID-19, there may be additional cyber security threats as most of our employees work from home, utilizing network connections outside of the Company premises. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state and state-sponsored actors. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.
Despite the implementation of preventative and detective security measures designed to protect against security incidents, there can be no assurance that these measures will be effective and our internal computer systems and those of our current and any future contractors, consultants, collaborators and third-party service providers, are vulnerable to damage or interruption from a variety of sources, including malicious code (such as computer viruses and worms) software bugs, personnel misconduct or error, other unauthorized access, software or hardware failures, server malfunctions, accidental acts or omissions by those with authorized access, natural disasters, terrorism, war, telecommunication and electrical failure, and cybersecurity threats (including the deployment of harmful malware, ransomware, denial-of-service attacks (such as credential stuffing), supply chain attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).
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

An actual or perceived security incident suffered by us or by a third party upon whom we rely may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials); or orders to destroy or not use personal data. Further, individuals, clinical trial participants or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, adversely affect our reputation or otherwise adversely affect our business. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our network systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Moreover, security incidents can result in the diversion of funds and interruptions, delays, or outages in our operations and services, including due to ransomware attacks and denial-of-service attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.
Any remedial costs or other liabilities related to security incidents may not be fully insured or indemnified by other means. Additionally, some applicable federal, state and foreign laws may require companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have relationships. Notifications and follow-up actions related to a security breach are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences and could impact our reputation or cause us to incur significant costs, including legal expenses and remediation costs.
Risks Related to Our Products
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
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of ingredients classified as dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may, in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.
We utilize ingredients and components for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.
We utilize ingredients and components for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, health epidemics affecting the region of such suppliers, including COVID-19, nonconformity to specifications or laws and regulations, tariffs, trade and/or labor disputes and foreign currency fluctuations. While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. There have in the past been quality and safety issues in our industry with certain items imported from overseas. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.
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
In addition, we have a supply agreement with Nestec Ltd. pursuant to which it is our exclusive customer for NIAGEN® for human use in the medical nutritional and functional food and beverage categories in certain territories. We may never achieve technical feasibility under the supply agreement with Nestec Ltd., and therefore our sales and profit expectations resulting from this agreement may be reduced.

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

Risks Related to our Intellectual Property
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
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
The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a patent infringement complaint filed by the Company and Trustees of Dartmouth College. For further details on this litigation, please refer to Note 15, Commitments and Contingencies — Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K.
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
The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. At this time, it is unknown how the FDA will interpret and to what extent it will enforce Good Manufacturing Practices, and other regulations that will likely affect many of our customers. These uncertainties may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.
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
Compliance with stringent and changing global privacy and data security laws and regulations could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure or perceived failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition or results of operations.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s GDPR (UK GDPR) imposes strict obligations on the processing of personal data, including, without limitation, personal health data, and the free movement of such data. The GDPR imposes data protection obligations on processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities, and responding to data subject requests. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Additionally, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data

Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Collectively, these laws may increase our compliance costs and potential liability. Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our data privacy and security obligations, including, without limitation, in class action litigation. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such suits, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or have other material adverse effects. Additionally, we expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.
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
•our issuance of additional securities, including debt or equity or a combination thereof,;
•announcements of technological innovations or new products by us or our competitors;
•acceptance of and demand for our products by consumers;
•media coverage regarding our industry or us;
•litigation arbitration, or other adverse non-judicial proceedings;
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
Our federal net operating losses (NOLs) generated in taxable years beginning on or prior to December 31, 2017 could expire unused. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.
As of December 31, 2021, we had outstanding options for an aggregate of approximately 10.5 million shares of common stock at a weighted average exercise price of $4.61 per share and approximately 0.1 million of unvested restricted stock units. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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
This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the exclusive forum provision. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with six years remaining on the lease, (ii) approximately 15,000 square feet of office space in Irvine, California on a month to month basis, and (iii) approximately 20,000 square feet of space for research and development laboratory in Longmont, Colorado with four years remaining on the lease. In November 2021, we entered into a new lease agreement for approximately 8,000 square feet of office space in Tustin, California which will commence in July 2022 and replace our existing office space in Irvine, California. We do not own any real estate. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	Irvine, CA and Longmont, CO
For the year ended December 31, 2021, our total annual rent expense was approximately $1,069,000.
Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 15, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since April 25, 2016, our common stock has been traded on The Nasdaq Capital Market (NASDAQ) under the symbol “CDXC.” On March 9, 2022, the closing sale price was $2.60.
Holders of Our Common Stock
As of March 9, 2022, we had approximately 41 registered holders of record of our common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.
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
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. We encourage you to review the risks and uncertainties described in Part I. Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements.
Overview
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex”, the “Company” or, in the first person as “we” “us” and “our”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme which is found in every cell of human bodies and levels of which decline with age. ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient NIAGEN®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent portfolio. ChromaDex delivers NIAGEN® as the sole active ingredient in its consumer product, TRU NIAGEN®. The Company also has an analytical reference standards and services segment, which focuses on natural product fine chemicals (known as “phytochemicals”) and related chemistry services.
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

In June 2020, we entered into an At Market Issuance Sales Agreement (the Sales Agreement) with B. Riley FBR, Inc. (B. Riley FBR) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, Inc. the “Sales Agents”) under which ChromaDex may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (ATM Facility). During the second quarter of 2021, we sold an aggregate of 0.2 million shares of our common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs and commissions. The shares sold at an average price of $10.56 per share. As of December 31, 2021, approximately $47.8 million remains available under the ATM Facility.
On December 11, 2021, we amended our financing agreement with Western Alliance Bank. Pursuant to the amendment, the aggregate principal amount available to us under the line of credit increased from $7.0 million to $10.0 million, subject to the terms and conditions of the agreement, as amended, the maturity date was extended to November 12, 2023 and the applicable interest rate was reduced. For more information, see Note 9, Line of Credit, in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
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
As of December 31, 2021, our cash and cash equivalents totaled approximately $28.2 million. We anticipate that our current cash, cash equivalents and cash to be generated from net sales will be sufficient to meet our projected operating plans through at least the next twelve months from the issuance date of this report. Additionally, we have a line of credit up to $10.0 million available to us from Western Alliance Bank. We may, however, seek additional capital within the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives.
Additional capital may come from other public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain required regulatory clearances or approvals, achieve long term strategic objectives, capitalize on future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. Further, as a result of the 2019 coronavirus disease and its variants (COVID-19) pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
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

Impact of COVID-19
The worldwide outbreak of COVID-19 continues to drive global uncertainty and disruption, which has created headwinds for our business. Authorities have imposed, and businesses and individuals have implemented, numerous measures to try to contain the virus or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, store closures and reduced operating hours, and vaccine requirements. These measures have impacted and may further impact our workforce and operations and those of our respective suppliers and partners.
In particular, we have experienced, and could in the future experience, global supply chain delays including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation. In the first quarter of 2021, we experienced delays due to global components and packaging shortages for our consumer products across our supply chain. These challenges were addressed in the second quarter and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently believe we have adequate inventory on hand to meet current demands. We will continue to monitor the situation closely as conditions may become more challenging due to ongoing and uncertain economic factors. Additionally, our sales to partners in international markets have been impacted by the effects of COVID-19.
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees through office closures or implementing enhanced safety protocols to ensure the well-being of our employees. We have adapted to the new environment and been able to successfully conduct business virtually.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic; surges related to new variants; the actions taken to contain the virus or treat its impact; other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption; and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but a material effect on these parties could also materially adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

Results of Operations
Our results of operations for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Sales	$67,449	$59,257
Cost of sales	25,959	23,983
Gross profit	41,490	35,274
Operating expenses
Sales and marketing	28,352	20,948
Research and development	3,832	3,415
General and administrative	36,379	30,765
Nonoperating
Interest expense, net	(55)	(71)
Net loss	$(27,128)	$(19,925)
Our loss per share applicable to common stockholders for the years indicated is calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020
Net loss	$(27,128)	$(19,925)

Basic and diluted loss per common share	$(0.40)	$(0.33)

Basic and diluted weighted average common shares outstanding (1):	67,185	61,067

Potentially dilutive securities (2):
Stock options	10,536	11,914
Restricted stock units	115	—
(1) Includes approximately 0.2 million nonvested shares of restricted stock for the year ended December 31, 2021 and December 31, 2020 which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.
Net Sales. Net sales consist of gross sales less discounts and returns. Our total net sales grew from $21.2 million in 2017 to $67.4 million in 2021, representing a 26% compound annual growth rate.

Our total net sales by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	Change
Net sales:
Consumer Products	$56,705	$47,090	20%
Ingredients	7,407	9,198	(19)
Analytical reference standards and services	3,337	2,969	12
Total net sales	$67,449	$59,257	14%
In 2021, our total net sales increased by 14%, up $8.2 million, from 2020.
•In 2021, our e-commerce sales for TRU NIAGEN® increased approximately $7.3 million, or 21%, from 2020. Additionally, we began distributing TRU NIAGEN® at Walmart stores across the United States in June 2021.
•In 2021, our ingredients segment experienced a 19% decrease in overall net sales from 2020. The decrease was primarily driven by lower demand in our other ingredients category. Other ingredient sales decreased approximately $1.4 million while NIAGEN® ingredient sales decreased $0.4 million in 2021 compared to 2020. The decline in sales was partially attributable to terminated sales of NIAGEN® to Thorne Research Inc., a former customer who filed a petition on December 1, 2020 for inter partes review of the ‘086 Patent which ChromaDex Inc. exclusively licenses from Dartmouth College. For more information, see Note 15, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
•Net sales for our analytical reference standards and services segment increased during 2021 compared to 2020 primarily due to increased demand for reference standards in 2021.
Cost of Sales. Costs of sales include raw materials, labor, overhead and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Year Ended December 31,
	2021		2020		Change
(In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales
Cost of sales:
Consumer Products	$19,864	35%	$17,541	37%	(2)%
Ingredients	3,233	44	3,593	39	5
Analytical reference standards and services	2,862	86	2,849	96	(10)
Total cost of sales	$25,959	38%	$23,983	40%	(2)%
Total cost of sales, as a percentage of net sales, decreased 2% in 2021 compared to 2020 as scale, product mix and cost saving initiatives more than offset inflationary pressures across global supply chains.
During 2021, we continued to explore cost saving processes and opportunities and benefit from favorable product mix.
•Cost of sales, as a percentage of net sales, for the consumer products segment decreased 2% in 2021 compared to 2020. The decreases were driven by favorable product mix, continued cost saving initiatives and overall efficiencies of our supply chain.
•Cost of sales, as a percentage of net sales, for the ingredients segment increased by 5% in 2021 compared to 2020. The relative increase is primarily attributable to a rebate recorded in the second quarter of 2020 from a supplier for efficiency initiatives. No similar rebates were recorded in 2021.
•The fluctuation in cost of sales, as a percentage of net sales, for the analytical reference standards and services segment is largely driven by our fixed supply chain labor and overhead costs which do not increase in proportion to sales. Accordingly, as sales increased in 2021 we experienced increased utilization rates and a decrease in cost of sales, as a percentage of net sales, of 10% compared to 2020.

Gross Profit. Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. Our overall gross profit increased $6.2 million, or 18%, in 2021 compared to 2020 and overall gross margin percentage was up 200 basis points for the same period.
The following table sets forth our total gross profit by reportable segment:

	Year Ended December 31,
(In thousands)	2021	2020	Change
Gross profit:
Consumer Products	$36,841	$29,549	25%
Ingredients	4,174	5,605	(26)
Analytical reference standards and services	475	120	296
Total gross profit	$41,490	$35,274	18%
For details supporting year-over-year changes in gross profit refer to the discussions above regarding changes in our net sales and cost of sales for each segment.
Operating Expenses - Sales and Marketing. Sales and marketing expense consists of salaries, advertising, public relations and marketing expenses. Sales and marketing expense by reportable segment is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	Change
Sales and marketing expenses:
Consumer Products	$27,821	$20,323	37%
Ingredients	46	41	12
Analytical reference standards and services	485	584	(17)
Total sales and marketing expenses	$28,352	$20,948	35%
•We continue to focus our primary marketing efforts on our consumer products segment to increase consumer awareness of TRU NIAGEN®. In 2021, we increased sales and marketing expense by approximately $7.5 million compared to 2020 which is largely attributable to direct marketing expenses associated with social media, public relations and other customer awareness and acquisition programs, as well as increased staffing.
•For the ingredients segment, sales and marketing expenses were substantially similar totaling $46,000 in 2021 and $41,000 in 2020.
•For the analytical reference standards and services segment, sales and marketing expenses decreased by approximately $0.1 million in 2021 compared to 2020. The lower sales and marketing expense is related to our continued strategic focus on our consumer products segment.

Operating Expenses - Research and Development. Research and development expense consists primarily of clinical trials, product development and process development expenses.

	Year Ended December 31,
(In thousands)	2021	2020	Change
Research and development expenses:
Consumer Products	$3,427	$2,972	15%
Ingredients	405	443	(9)
Total research and development expenses	$3,832	$3,415	12%
•We allocate research and development expenses related to our NIAGEN® branded ingredient to our consumer products and ingredients segments based on net sales recorded. Overall, research and development expense slightly increased in 2021 compared to 2020 as we increased investments and acceleration of our research and development pipeline and timing of projects.
Operating Expenses - General and Administrative. General and administrative expense consists of general company administration, legal, royalties, information technology, accounting and executive management expenses. General and administrative expense is not allocated by segment and is instead classified under our Corporate and Other category. General and administrative expense is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	Change
General and administrative	$36,379	$30,765	18%
Increased general and administrative expense for 2021 was primarily attributable to increased legal expenditures. Our legal expense increased to approximately $16.4 million in 2021 from approximately $8.6 million in 2020 due to increased activity in our ongoing litigation. For additional details see Note 15, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Nonoperating - Interest Expense, net. Interest expense, net consists of interest earned from bank deposit accounts less interest expenses from the line of credit arrangement and finance leases. Interest expense, net totaled approximately $55,000 and $71,000 for the years ended December 31, 2021 and 2020, respectively.
Depreciation and Amortization. Depreciation expense was approximately $0.9 million for both of the years ended December 31, 2021 and 2020. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $0.2 million for both of the years ended December 31, 2021 and 2020. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized. Amortization expense of right-of-use assets for the year ended December 31, 2021 was approximately $0.5 million as compared to $0.4 million for the year ended December 31, 2020.
Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2021 and 2020, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for both of the years ended December 31, 2021 and 2020. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Net cash used in operating activities. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was approximately $24.2 million and $10.6 million in 2021 and 2020, respectively. The increase in cash used during the year ended December 31, 2021 compared to 2020 was primarily due to the increase in our net loss of $7.2 million as well as changes in working capital. Changes in working capital was driven by timing of trade receivable collections and increased inventory.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management, and the timing of our payments, among other factors.
Net cash used in investing activities. Investing cash flows consist primarily of capital expenditures and investment activities. Net cash used in investing activities was approximately $0.4 million and $0.2 million in 2021 and 2020, respectively. The increase in cash used during the year ended December 31, 2021 compared to 2020 was primarily due to increased purchases of leasehold improvements and equipment in 2021.
Net cash provided by financing activities. Financing cash flows consist primarily of proceeds from issuance of our common stock, exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Net cash provided by financing activities was approximately $36.1 million and $8.7 million in 2021 and 2020, respectively. The increase in cash provided during the year ended December 31, 2021 compared to 2020 was primarily due to increased proceeds from issuance of our common stock of $21.8 million and higher proceeds related to the exercise of employee stock options of $5.4 million.
Trade Receivables. As of December 31, 2021, we had approximately $5.2 million in trade receivables as compared to approximately $2.7 million as of December 31, 2020.
Inventories. As of December 31, 2021, we had approximately $13.6 million in inventory, compared to approximately $11.7 million as of December 31, 2020. As of December 31, 2021, our inventory consisted of approximately $11.0 million of consumer products, $2.1 million of bulk ingredients and $0.5 million of reference standards. Consumer products inventory consists of TRU NIAGEN® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms. These ingredients are used by our customers in the dietary supplement, food and beverage industries to manufacture their final products. Reference standards are small quantities of plant-based compounds typically used to research an array of potential attributes or for quality control purposes. The Company currently lists over 3,000 phytochemicals and 300 botanical reference materials in our catalog and holds a lot of these as inventory in small quantities, mostly in grams and milligrams.
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
We strive to optimize our supply chain as we constantly search for better and more reliable sources and suppliers. By doing so, we believe we can lower the costs of our inventory and yield higher gross profit. In addition, we are working with our suppliers and partners to develop more efficient manufacturing methods in an effort to lower the costs of our inventory.
Accounts Payable. As of December 31, 2021, we had $10.4 million in accounts payable compared to approximately $9.4 million as of December 31, 2020.

Liquidity and Capital Resources
For the year ended December 31, 2021, we incurred losses from operations of approximately $27.1 million. Net cash used in operating activities for the year ended December 31, 2021 was approximately $24.2 million. The losses and the uses of cash are primarily due to expenses associated with the development and expansion of our operations, as well as legal expenditures. These operations have been financed through capital contributions, primarily through the issuance of common stock in private placements. Additionally, as of December 31, 2021, we had purchase obligations of approximately $23.2 million related to inventory purchases which are to be placed over two years and approximately $5.5 million in future minimum lease obligations to be paid over seven years.
Our Board of Directors periodically reviews our material cash requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan. Additional financing may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Without adequate financing we may have to further delay or terminate product or service expansion plans. Any inability to raise additional financing would have a material adverse effect on us.
As of December 31, 2021, cash and cash equivalents totaled approximately $28.2 million and we had no borrowings outstanding under our line of credit with Western Alliance Bank. Additionally, as of December 31, 2021, we had purchase obligations of approximately $23.2 million related to inventory purchase commitments and approximately $5.5 million in future minimum lease obligations to be paid over two and seven years, respectively. As of December 31, 2021 and 2020, we had no material off-balance sheet arrangements. We anticipate that our current cash, cash equivalents and cash to be generated from net sales will be sufficient to meet our projected operating plans through at least the next twelve months from the issuance date of these financial statements. Additionally, we have a line of credit up to $10.0 million available to us from Western Alliance Bank. We may, however, seek additional capital within the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer term strategic objectives. In June 2020, we filed a $125 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). During the second quarter of 2021, we sold an aggregate of 0.2 million shares of our common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs of $0.3 million. The shares sold at an average price of $10.56 per share. As of December 31, 2021, approximately $47.8 million remains available under the ATM Facility.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2021:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$694	$949	$1,159	$1,141	$906	$677	$5,526
Finance leases	20	—	—	—	—	—	20
Purchase obligations	19,710	3,500	—	—	—	—	23,210
Total	$20,424	$4,449	$1,159	$1,141	$906	$677	$28,756
Operating leases. Under operating lease agreements, we lease a research facility in Colorado that expires in October 2025 and office spaces in Los Angeles, California and Orange County, California. Our Los Angeles office lease expires in March 2027. We are currently in the process of transitioning from one office to another office within Orange County. Our current office lease in Irvine, California is month-to-month and our new office lease in Tustin, California will begin in July 2022 and expire in June 2028. We make monthly payments on these leases.
Finance leases. We lease equipment under finance lease obligations with a term of typically two to four years. We make monthly installment payments for these leases.
Purchase obligations. From time to time, we enter into purchase obligations with various vendors for goods and service that we need for our operations. The purchase obligations for goods and services primarily consist of inventory.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to the valuation of share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a summary of our significant accounting policies, including the accounting policy discussed below see Note 3 of the Financial Statements, set forth in Item 8 of this Form 10-K.
Revenue recognition: Beginning in fiscal year 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue recognition policies under Topic 606 are described below.
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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2013.
New York, NY
March 14, 2022

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2021	2020
(In thousands except par values, unless otherwise indicated)
Assets
Current assets
Cash and cash equivalents, including restricted cash of $0.2 million for both periods presented	$28,219	$16,697
Trade receivables, net of allowances of $65 and $189, respectively; Including receivables from Related Party of $2.1 million and $0.9 million, respectively.	5,226	2,694
Inventories	13,601	11,683
Prepaid expenses and other assets	1,859	1,145
Total current assets	48,905	32,219

Leasehold improvements and equipment, net	3,003	3,206
Intangible assets, net	857	1,082
Right-of-use assets	4,352	1,226
Other long-term assets	723	625
Total assets	$57,840	$38,358
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,423	$9,445
Accrued expenses	6,481	6,133
Current maturities of operating lease obligations	528	589
Current maturities of finance lease obligations	20	31
Customer deposits	161	278
Total current liabilities	17,613	16,476
Deferred revenue	4,346	4,441
Operating lease obligations, less current maturities	4,154	997
Finance lease obligations, less current maturities	—	20
Total liabilities	26,113	21,934

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,126 shares and 61,881 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	68	62
Additional paid-in capital	200,614	158,190
Accumulated deficit	(168,953)	(141,825)
Cumulative translation adjustments	(2)	(3)
Total stockholders' equity	31,727	16,424
Total liabilities and stockholders' equity	$57,840	$38,358
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
(In thousands, except per share data)
Sales, net	$67,449	$59,257
Cost of sales	25,959	23,983
Gross profit	41,490	35,274

Operating expenses:
Sales and marketing	28,352	20,948
Research and development	3,832	3,415
General and administrative	36,379	30,765
Total operating expenses	68,563	55,128
Operating loss	(27,073)	(19,854)

Interest expense, net	(55)	(71)
Net loss	$(27,128)	$(19,925)

Basic and diluted loss per common share	$(0.40)	$(0.33)

Basic and diluted weighted average common shares outstanding	67,185	61,067

See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2020	59,562	$60	$142,285	$(121,900)	$—	$20,445
Issuance of common stock, net of offering costs of $0.1 million	1,225	1	4,855			4,856
Exercise of stock options	1,094	1	4,114	—	—	4,115
Share-based compensation	—	—	6,936	—	—	6,936
Translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(19,925)		(19,925)
Balance, December 31, 2020	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.4 million	4,059	4	26,736	—	—	26,740
Exercise of stock options	2,186	2	9,493	—	—	9,495
Share-based compensation	—	—	6,195	—	—	6,195
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(27,128)	—	(27,128)
Balance, December 31, 2021	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(27,128)	$(19,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	890	871
Amortization of intangibles	225	243
Amortization of right of use assets	511	399
Share-based compensation expense	6,195	6,936
Provision for doubtful trade receivables	46	36
Loss from investment in long-term assets	—	395
Loss from impairment of intangibles	—	4
Non-cash financing costs	108	94
Changes in operating assets and liabilities:
Trade receivables	(2,578)	(555)
Inventories	(1,918)	(148)
Implementation costs for cloud computing arrangement	(278)	(142)
Prepaid expenses and other assets	(810)	(427)
Accounts payable	978	(181)
Accrued expenses	348	1,717
Deferred revenue	(95)	568
Customer deposits and other	(116)	106
Principal payments on operating leases	(541)	(591)
Net cash used in operating activities	(24,163)	(10,600)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(409)	(124)
Purchases of intangible assets	—	(18)
Investment in other long-term assets	—	(23)
Net cash used in investing activities	(409)	(165)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	26,740	4,856
Proceeds from exercise of stock options	9,495	4,115
Payment of debt issuance costs	(110)	(49)
Principal payments on finance leases	(31)	(272)
Net cash provided by financing activities	36,094	8,650

Net increase (decrease) in cash and cash equivalents	11,522	(2,115)
Cash and cash equivalents, including restricted cash of $0.2 million for both 2021 and 2020 - beginning of period	16,697	18,812
Cash and cash equivalents, including restricted cash of $0.2 million for both 2021 and 2020 - end of period	$28,219	$16,697

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$13
Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$3,637	$734
Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for purchase of computer equipment and software	$—	$47
Retirement of fully depreciated equipment - cost	$—	$5
Retirement of fully depreciated equipment - accumulated depreciation	$—	$5
See accompanying notes to consolidated financial statements.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex”, the “Company”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme which is found in every cell of human bodies and levels of which decline with age. ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient NIAGEN®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. ChromaDex delivers NIAGEN® as the sole active ingredient in its consumer product TRU NIAGEN®. The Company also has an analytical reference standards and services segment, which focuses on natural product fine chemicals, known as phytochemicals, and related chemistry services.
On January 15, 2021, Healthspan Research, LLC was dissolved. Prior to its dissolution, Healthspan Research, LLC contributed its assets and liabilities to ChromaDex Inc.
Note 2. Liquidity
The Company incurred a net loss of approximately $27.1 million for the year ended December 31, 2021. As of December 31, 2021, cash and cash equivalents totaled approximately $28.2 million which includes restricted cash of approximately $0.2 million.
On December 11, 2021, the Company amended its financing agreement with Western Alliance Bank increasing the aggregate principal amount available under the line of credit from $7.0 million to $10.0 million, subject to the terms and conditions of the agreement, and extended the maturity date to November 12, 2023, among other amendments. For more information, see Note 9, Line of Credit.
The Company anticipates that its current cash, cash equivalents and cash to be generated from net sales will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of these financial statements. Additionally, the Company has an available line of credit up to $10.0 million from Western Alliance Bank. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives. Additionally, in June 2020, the Company filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time up to $50.0 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). During the second quarter of 2021, the Company sold an aggregate of 0.2 million shares of its common stock under the ATM Facility resulting in proceeds of $1.9 million, net of offering costs of $0.3 million. The shares sold at an average price of $10.56 per share. As of December 31, 2021, approximately $47.8 million remains available under the ATM Facility.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The Company accounts for shipping and handling activities performed as cost of sales under a fulfillment cost and any fee received for shipping and handling as part of the transaction price and recognize revenue when control of the good transfers.
Shipping and handling fees billed to customers included in net sales for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Shipping and handling fees billed	$336	$278
Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the statement of operations.
Restricted cash: The Company classifies cash as restricted if the withdrawal or its usage is restricted for more than three months. In connection with the lease agreement for office space located in Los Angeles, California, the Company delivered a letter of credit issued by a bank to the landlord in the amount of $0.2 million. The issuing bank required collateral for the letter of credit and the Company made a deposit covering the letter of credit amount with the issuing bank. The letter of credit was renewed on October 18, 2021 and currently expires on October 18, 2022. The Los Angeles, California office lease currently expires in March 2027.
Trade receivables, net: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on monthly and quarterly reviews of all outstanding amounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.
Credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash and cash equivalents, consist of bank deposits or highly liquid investment-grade debt instruments with an original maturity of three months of less when purchased pursuant to the Company’s investment policy. U.S. bank accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2021, the Company had approximately $26.0 million in uninsured cash deposits in U.S. bank accounts. The Company, however, believes it has very little credit risk exposure for its cash and cash equivalents. All uninsured U.S. bank deposits are held at high quality credit institutions. The Company’s trade receivables are derived from sales to its customers. The Company assess credit risk of its customers through quantitative and qualitative analysis. From this analysis, the Company establishes credit limits and manages the risk exposure. The Company, however, incurs credit losses due to bankruptcy or other failure of the customer to pay.
Inventories: Inventories are comprised of work in process and finished goods. They are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The inventory on the balance sheet is recorded net of valuation allowances. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The Company’s normal operating cycle for reference standards is currently longer than one year. The Company regularly reviews inventories on hand and reduces the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The reduction of the carrying value for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Leasehold improvements and equipment, net: Leasehold improvements and equipment are comprised of leasehold improvements, laboratory equipment, furniture and fixtures, computer equipment, construction in progress and implementations costs for cloud computing arrangement. Leasehold improvements and equipment are carried at cost and depreciated on the straight-line method over the lesser of the estimated useful life of each asset or lease term. Implementation costs related to a cloud computing arrangement are deferred or expensed as incurred, in accordance with the Accounting Standards Update (ASU) 2018-15. Depreciation on equipment under finance lease is included with depreciation on owned assets. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.
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
The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2018 to 2021, which statutes expire in 2022 to 2025, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2021, the Company has no liability for unrecognized tax benefits.
Research and development costs: Research and development costs consist of direct and indirect costs associated with clinical trials, product development and process development expenses. These costs are expensed as incurred.
Advertising: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2021 and 2020 were approximately $12.5 million and $7.4 million, respectively.
Share-based compensation: The Company has a 2017 Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and non-employees. The accounting treatment for share-based payments to employees and non-employees is substantially equivalent.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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
Fair Value Measurement: The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Fair value measurements are based on a three-tier hierarchy that prioritizes the use of observable inputs and minimizes the use on unobservable inputs. These tiers include:
Level 1:Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3:Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of cash and cash equivalents of $28.2 million and $16.7 million as of December 31, 2021 and 2020, respectively, is derived using Level 1 inputs.
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
Accounting Standards Recently Issued but Not Yet Adopted by the Company: In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the periods indicated.

	Year Ended December 31,
(In thousands, except per share data)	2021	2020

Net loss	$(27,128)	$(19,925)

Basic and diluted loss per common share	$(0.40)	$(0.33)

Basic and diluted weighted average common shares outstanding (1):	67,185	61,067

Potentially dilutive securities (2):
Stock options	10,536	11,914
Restricted stock units	115	—
(1) Includes approximately 0.2 million nonvested shares of restricted stock for the years ended December 31, 2021 and 2020 which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.
Note 5. Inventories
The Company's major classes of inventory and corresponding balances for the periods indicated are as follows:

	December 31,
(In thousands)	2021	2020
Consumer Products - Finished Goods	$6,823	$2,358
Consumer Products - Work in Process	4,131	5,718
Bulk ingredients	2,131	3,065
Reference standards	516	542
Inventories	$13,601	$11,683

Note 6. Intangible Assets, Net
Intangible assets for the periods indicated consisted of the following:

		December 31,
(In thousands, except years)	Weighted Average Life (Years)	2021	2020

Healthspan Research LLC Acquisition	10	$1,346	$1,346
License agreements and other	9	1,643	1,643
Less: Accumulated amortization		(2,132)	(1,907)
Intangible assets, net		$857	$1,082
For the years ended December 31, 2021 and 2020, amortization expense was approximately $225,000 and $243,000, respectively.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Estimated amortization expense for each of the years ending December 31 is as follows:

(In thousands)
Year	Amount
2022	$186
2023	158
2024	154
2025	151
2026	151
Thereafter	57
$857

Note 7. Leasehold Improvements and Equipment, Net
Leasehold improvements and equipment for the periods indicated consisted of the following:

	December 31,
(In thousands)	2021	2020
Laboratory equipment	$3,281	$2,967
Leasehold improvements	2,387	2,357
Computer equipment	814	751
Implementation costs - cloud computing arrangements	771	582
Furniture and fixtures	203	201
Construction in progress	91	2
	7,547	6,860
Less: Accumulated depreciation	(4,544)	(3,654)
Leasehold improvements and equipment, net	$3,003	$3,206
Depreciation expense on leasehold improvements and equipment for the years ended December 31, 2021 and 2020 was approximately $890,000 and $871,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to ten years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Note 8. Leases
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
During the fourth quarter of 2021, the Company entered into a new lease agreement to lease office space in Tustin, California. The Tustin office space will replace the Company’s current office space located in Irvine, California. The lease extends through June 30, 2028, providing one option to extend for an additional five years. The fair value of the increase in related lease liability and ROU asset is estimated to be approximately $1.4 million.
As of December 31, 2021 and 2020, the Company had ROU assets of $4.4 million and $1.2 million, respectively, and corresponding operating lease liabilities of $4.7 million and $1.6 million, respectively.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The components of operating lease expense for the periods indicated are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Operating leases
Operating lease expense	$625	$501
Variable lease expense	195	182
Operating lease expense	820	683
Short-term lease rent expense	249	253
Total expense	$1,069	$936
As of December 31, 2021, the weighted average remaining lease term for operating leases is 5.2 years and the weighted average discount rate used to determine the operating lease liabilities is 5.9%.
Future minimum lease payments under operating leases as of December 31, 2021 are as follows:

(In thousands)
Year	Amount
2022	$694
2023	949
2024	1,159
2025	1,141
2026	906
Thereafter	677
Total	5,526
Less: Present value discount	(844)
Present value of total operating lease liabilities	4,682
Less: Current portion	(528)
Long-term obligations under operating leases	$4,154

Note 9. Line of Credit
On November 12, 2019, the Company entered into a business financing agreement with Western Alliance Bank (Credit Agreement), to establish a formula based revolving credit line. On December 11, 2021, the Company amended the Credit Agreement to increase the aggregate principal amount available to the Company from $7.0 million to $10.0 million subject to the terms and conditions of the agreement, as amended, and extended the maturity date to November 12, 2023. The amendment also reduced the interest rate to be calculated at a floating rate per month equal to (a) the greater of 3.25% per year (previously 4.75% per year) or (ii) the Prime Rate published by The Wall Street Journal, plus (b) 1.50 percentage points, plus an additional 5.00 percentage points during any period that an event of default has occurred and is continuing. As of December 31, 2021 the interest rate was 4.75% and the Company had no outstanding debt under this line of credit arrangement.
If the Company draws from the line of credit, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on the maturity date. The Credit Agreement includes quick ratio and minimum liquidity financial covenants. The Company is also subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants. The Company was in compliance with all covenants as of December 31, 2021.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Debt Issuance Costs
For the years ended December 31, 2021 and 2020, the Company incurred debt issuance costs of approximately $110,000 and $49,000, respectively, in connection with this line of credit arrangement and had an unamortized balance of approximately $59,000 as of December 31, 2021. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.
Note 10. Deferred Revenue
In December 2018, the Company entered into a supply agreement with Nestec Ltd. (Nestlé), pursuant to which Nestlé is the exclusive customer for NIAGEN® for human use in the (i) medical nutritional and (ii) functional food and beverage categories in certain territories. As consideration for the rights granted to Nestlé, the Company received an upfront fee of $4.0 million in January 2019. In December 2020, the Company also received $1.0 million for the launch of product in certain territory pursuant to the supply agreement. The Company determined that both the $4.0 million upfront fee and the $1.0 million product launch fee are treated as advance payments for future performance obligations, and utilized output method to recognize the allocated transaction price for this performance obligation as products are supplied over the duration of the exclusivity period. In utilizing output method, the Company estimated total delivery volume based on forecast inputs received from Nestlé on expected purchases of NIAGEN® over the course of the supply agreement.
Revenue recognized from deferred revenue and the corresponding deferred revenue balance for the periods indicated is as follows:

(In thousands)	Year Ended December 31,		At December 31,
	2021	2020	2021	2020
Revenue recognized from deferred revenue	$95	$432
Deferred revenue balance			$4,346	$4,441

Note 11. Income Taxes
A reconciliation of income taxes computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	Year Ended December 31,
	2021	2020
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(4.8)	(5.7)
Permanent differences	(1.8)	1.4
Change in state tax rate	(0.1)	(0.1)
Changes of state net operating losses	2.8	(0.3)
Change in stock options and restricted stock	(4.9)	0.3
Change in valuation allowance	29.8	25.2
Other	—	0.2
Effective tax rate	0.0%	0.0%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The Company's deferred tax assets and liabilities for the periods indicated are summarized below:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforward	$36,136	$28,496
Stock options and restricted stock	4,805	5,051
Interest expense	244	220
Inventory reserve	399	272
Allowance for doubtful accounts	17	50
Accrued expenses	1,073	1,190
Deferred revenue	880	5
Leasehold improvements and equipment	74	32
Intangibles	95	85
Operating leases	85	96
	43,808	35,497
Less: Valuation allowance	(43,363)	(35,244)
Total deferred tax assets	445	253
Deferred tax liabilities:
Prepaid expenses	(445)	(253)
Total deferred tax liabilities	(445)	(253)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2021 and 2020, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for both of the years ended December 31, 2021, and 2020. The Company increased its valuation allowance by approximately $8.1 million to $43.3 million as of December 31, 2021 from $35.2 million as of December 31, 2020. For fiscal year 2021, the Company identified no U.S. tax on global intangible low-taxed income (GILTI) due to a loss.
As of December 31, 2021, the Company’s net operating loss (NOL) carryforwards for federal and state income tax purposes are approximately $138.1 million and $106.6 million, respectively, portions of which begin to expire in the years ending December 31, 2023 and 2022, respectively. The Company’s federal NOL carryforward of $98.1 million generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, increases the limitation on the allowed business interest expense deduction from 30% to 50% of adjusted taxable income for tax years beginning January 1, 2019 and 2020 and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018 . Additionally, the CARES Act permits NOL carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act has not materially impacted the Company’s income tax provision.
Under the Internal Revenue Code of 1986, as amended (the Code), certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company determined that stock issued during fiscal year 2021 did not create a change in control under the Section 382 of the Code. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.
The Company is currently not under examination by the Internal Revenue Service or any other major income tax jurisdiction. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2021 or December 31, 2020.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 12. Related Party Transactions
The sale of consumer products to related parties and corresponding receivable balances for the periods indicated are as follows:

	Net Sales				Trade Receivable as of
	Year Ended December 31,				December 31,
	2021		2020		2021		2020
A.S. Watson Group*	$9.3	million	$7.7	million	$2.1	million	$0.9	million
Horizon Ventures*(1)	—		$1.6	million	—		—
Total	$9.3	million	$9.3	million	$2.1	million	$0.9	million

*A.S. Watson Group and Horizon Ventures are related parties through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company.
(1) During the year ended December 31, 2020, Horizon Ventures made purchases to donate to the healthcare workers in Hong Kong hospitals. Horizon Ventures had insignificant sales during the year ended December 31, 2021.
Note 13. Share-Based Compensation
Stock Option Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the 2017 Plan), which was approved by stockholders and the Board of Directors. The 2017 Plan provided for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of December 31, 2021, there were approximately 5.0 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
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
Stock Options
The fair value of the Company’s stock options that are not market or performance based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the periods indicated:

	Year Ended December 31,
Weighted Average:	2021	2020
Expected term (years)	5.8	5.8
Volatility	75%	67%
Risk-free rate	1%	1%
Dividend Yield	0%	0%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Service Period Based Stock Options
The majority of options granted by the Company are comprised of service based options. These options vest ratably over a defined period following grant date after a passage of a service period.
The following table summarizes activity of service period-based stock options during the periods indicated:

(In thousands except per-share data and remaining contractual term)	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2019	9,509	$3.86	6.9	$6,315
Options Granted	3,609	4.18
Options Exercised	(1,052)	3.84		1,271
Options Forfeited / Expired	(1,233)	3.98
Outstanding at December 31, 2020	10,833	$3.96	6.8	$10,472
Options Granted	1,724	8.67
Options Exercised	(2,146)	4.34		13,301
Options Forfeited / Expired	(916)	4.83
Outstanding at December 31, 2021	9,495	$4.65	6.5	$2,452	*

Exercisable at December 31, 2021	6,828	$3.77	5.5	$2,256	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.74, which is the closing price of the Company’s stock on the last day of business for the period ended December 31, 2021
Performance Based Stock Options
The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes activity of performance based stock options during the periods indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2019	42	$1.89	3.1	$101
Options Granted	164	4.34
Options Exercised	(42)	1.89		100
Options Forfeited	(83)	4.34
Outstanding at December 31, 2020	81	$4.34	3.1	$37
Options Granted	—	—
Options Exercised	(40)	4.34		401
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2021	41	$4.34	2.1	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.74, which is the closing price of the Company’s stock on the last day of business for the period ended December 31, 2021

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Market Based Stock Options
The Company also grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price.
The following table summarizes activity of market based stock options during the periods indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2019	1,000	$4.24	7.8	$70
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2020	1,000	$4.24	6.8	$560
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2021	1,000	$4.24	5.8	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.74, which is the closing price of the Company’s stock on the last day of business for the period ended December 31, 2021.
Restricted Stock Units
The following table summarizes activity of restricted stock units during the periods indicated:

(In thousands except per share fair value)	Number of Units	Weighted Average Fair Value
Unvested shares at December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2020	—	$—
Granted	135	10.29
Vested	—	—
Forfeited	(20)	10.77
Unvested shares at December 31, 2021	115	$10.21

Expected to vest as of December 31, 2021	115	$10.21

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the periods indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2019	183	$3.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2020	183	$3.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2021	183	$3.25

Expected to vest as of December 31, 2021	183	$3.25
Share-based Compensation
Share-based compensation expenses for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Share-based compensation expense
Cost of sales	$204	$142
Sales and marketing	1,689	1,282
Research and development	877	551
General and administrative	3,425	4,961
Total	$6,195	$6,936
In future periods, the Company expects to recognize approximately $9.4 million and $0.9 million in share-based compensation expense in future periods for unvested options and unvested restricted stock units, respectively, that were outstanding as of December 31, 2021. Future share-based compensation expense will be recognized over 2.0 and 2.3 weighted average years for unvested options and restricted stock units, respectively.

Note 14. Stock Issuance
On February 20, 2021, the Company entered into a Securities Purchase Agreement with EverFund (the Financing) pursuant to which the Company agreed to sell and issue approximately 3.8 million shares of common stock at a price of $6.50 per share. On February 23, 2021, the Company closed the Financing and received proceeds of $24.9 million, net of offering costs of $0.1 million .
During June 2021, the Company sold an aggregate of 0.2 million shares of common stock under the ATM Facility and received proceeds of $1.9 million, net of offering costs and commissions of $0.3 million, at an average price of $10.56 per share. For additional information related to the ATM facility and transaction see Note 2, Liquidity.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 15. Commitments and Contingencies
Purchase obligations
From time to time, the Company enters into purchase obligations with vendors for goods and services required in its operations. The Company’s purchase obligations for good and services primarily consist of inventory. Future minimum payments under purchase obligations as of December 31, 2021 are as follows:

(In thousands)
Year	Amount
2022	$19,710
2023	3,500
$23,210
Royalty
The Company has various licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for royalty payments based on contractual minimums and expire at various dates. In addition, the Company is required to pay a range of 1% to 5% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees for the years ended December 31, 2021 and 2020 were approximately $1.8 million and $1.9 million, respectively, under these agreements.
As of December 31, 2021, future minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands)
Year	Amount
2022	$418
2023	419
2024	430
2025	417
2026	369
$2,053
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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
On January 17, 2020, Elysium moved to substitute its counsel. The same day, the court ordered hearing on that motion for January 21, 2020, and granted Elysium’s motion at the hearing. On January 23, 2020, the court issued a scheduling order that, among other things, set trial on the remaining claims to begin on May 12, 2020. On March 19, 2020, in light of the global 2019 coronavirus disease (COVID-19) pandemic and ongoing private mediation efforts, the parties jointly stipulated to adjourn the trial date. The court vacated the trial date on March 20, 2020. The court held a telephonic status conference on June 9, 2020, during which the court indicated that it will reschedule the jury trial as soon as conditions permit. On November 4, 2020, the parties submitted a joint status report indicating that they will propose a new trial date as soon as the court announces that it will resume jury trials. On November 18, 2020, the court set trial to begin on September 21, 2021.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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

The jury trial portion of the case commenced on September 21, 2021. The jury returned a verdict on September 27, 2021. The verdict found (i) Elysium liable for breaches of the NIAGEN® and pTeroPure® Supply Agreements for failing to pay for purchases of the ingredients totaling approximately $3.0 million, (ii) Mark Morris liable for breach of a confidentiality agreement, requiring him to disgorge approximately $17,307, (iii) ChromaDex liable for breaching the NIAGEN® Supply Agreement for not issuing certain refunds or credits to Elysium in the amount of $625,000, and (iv) ChromaDex liable for fraudulent inducement of the Licensing Agreement in the amount of $250,000, along with $1,025,000 in punitive damages arising from the same counterclaim. On January 17, 2022, ChromaDex filed a motion for prejudgment interest on the approximately $3.0 million in damages awarded by the jury for Elysium’s breaches of the NIAGEN® and pTeroPure® Supply Agreements. Elysium’s opposition brief was filed on January 24, 2022, and ChromaDex, Inc.’s reply brief was filed on January 31, 2022. On February 10, 2022, the court denied ChromaDex Inc.’s motion for prejudgment interest. On February 18, 2022, ChromaDex, Inc. and Elysium jointly filed a notice informing the court that ChromaDex, Inc. had filed in the U.S. District Court for the Southern District of New York a motion to enforce a settlement agreement between ChromaDex, Inc. and Elysium that ChromaDex, Inc. asserts would materially affect the California Action.

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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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
On December 14, 2020, Elysium Health filed a motion to supplement and amend its counterclaims to add claims regarding alleged advertising related to COVID-19, to add an allegation about a change to the ChromaDex website, and to remove its copyright infringement claim under the Copyright Act. On January 19, 2021, the Court denied Elysium Health’s motion to add claims regarding alleged advertising related to COVID-19. The Court granted the unopposed requests to add an allegation about a change to ChromaDex’s website and to remove Elysium’s Copyright Act claim. Pursuant to the Court’s order, Elysium filed fourth amended counterclaims on April 21, 2021.
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

On January 10, 2022, both parties appeared for oral argument on the dispositive and Daubert motions.

On February 3, 2022, ChromaDex reached a settlement agreement with Elysium in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then attempted to renege on the Settlement Agreement. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022.
The Company is unable to predict the outcome of the Elysium SDNY Complaint and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of December 31, 2021, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief is due on March 14, 2022, absent extension. If the appeal is unsuccessful or if on remand the Court dismisses ChromaDex’s claims for some other reason, that could reduce or eliminate any competitive advantage the Company may otherwise have had.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘086 Patent. On September 21, 2021, Dartmouth filed its Patent Owner Response. On December 21, 2021, Thorne filed its reply.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply.

(B) Southern District of New York – Patent Infringement Action

On May 12, 2021, ChromaDex and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the Southern District of New York. The complaint alleges that certain of Thorne’s dietary supplements containing isolated NR infringe the ‘807 and ‘086 Patents, which claim compositions containing isolated nicotinamide riboside and are held by Dartmouth and licensed exclusively to ChromaDex. On July 6, 2021, Thorne filed an answer and counterclaims to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief. The counterclaims seek declaratory judgment of patent invalidity for the ‘807 and ‘086 Patents. On July 8, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of the institution decision in the ‘807 Patent IPR. On July 9, 2021, the Court granted the stipulation and order to stay. On August 19, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of final written decisions in the IPRs. On August 20, 2021, the Court granted the stipulation and order to stay.
3. Erica Martinez
(A) California Action

On October 1, 2021, Erica Martinez, a former employee of ChromaDex, filed a complaint in the Orange County Superior Court alleging claims against ChromaDex for: (1) disability discrimination, (2) failure to accommodate a disability, (3) failure to engage in the interactive process, (4) retaliation for taking California Family Rights Act leave, and (5) failure to prevent discrimination and harassment. Martinez’s allegations are based primarily upon Martinez’s claim that her son was allegedly diagnosed with Autism Spectrum Disorder in or around July 17, 2019, and ChromaDex allegedly retaliated against, and ultimately terminated, her for taking time off to care for her son and attend his doctors’ appointments. ChromaDex has not been served with the Summons and Complaint. The parties have settled this matter and the request for dismissal, with prejudice, of Martinez’s claims was entered on January 25, 2022.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
4. Other

(A) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (Rejuvenation), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of NIAGEN® it purchased, alleging breaches of the supply agreement between the parties. As of December 31, 2021, the Company has recorded a return liability of approximately $0.5 million, which the Company offered to settle in good faith. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company filed a demurrer on September 3, 2021. On February 1, 2022, the Court sustained ChromaDex’s demurrer in its entirety with leave to amend as to the claims for Concealment and Negligent Misrepresentation, and without leave to amend as to the claim for Declaratory Relief. On February 16, 2022, Rejuvenation filed a Second Amended Complaint, asserting causes of action for Fraud and Negligent Misrepresentation. The Company believes these claims are without merit and will aggressively defend itself if a reasonable settlement cannot be reached. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.
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
On May 4, 2021, the Company provided a response to the Second Letter stating that it had removed the social media posts from its accounts identified in the Second Letter and requested that third parties remove the post from their accounts that were identified in the Second Letter. The Company stated that the press release identified in the Second Letter is appropriate and not a deceptive act or practice under applicable law. The Company affirmed its belief in the need to accurately report on the scientific results of its studies to its investors and welcomed the opportunity to discuss its research and development program with the FTC and receive guidance on future releases.
The Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 16. Business Segments and Geographical Distribution
The Company has the following three reportable segments for the years ended December 31, 2021 and 2020:
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
The following tables set forth financial information by segment:

Year Ended December 31, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$56,705	$7,407	$3,337	$—	$67,449
Cost of sales	19,864	3,233	2,862	—	25,959
Gross profit	36,841	4,174	475	—	41,490
Operating expenses:
Sales and marketing	27,821	46	485	—	28,352
Research and development	3,427	405	—	—	3,832
General and administrative	—	—	—	36,379	36,379
Operating expenses	31,248	451	485	36,379	68,563

Operating income (loss)	$5,593	$3,723	$(10)	$(36,379)	$(27,073)

Year Ended December 31, 2020	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$47,090	$9,198	$2,969	$—	$59,257
Cost of sales	17,541	3,593	2,849	—	23,983
Gross profit	29,549	5,605	120	—	35,274
Operating expenses:
Sales and marketing	20,323	41	584	—	20,948
Research and development	2,972	443	—	—	3,415
General and administrative	—	—	—	30,765	30,765
Operating expenses	23,295	484	584	30,765	55,128

Operating income (loss)	$6,254	$5,121	$(464)	$(30,765)	$(19,854)

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Disaggregation of revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. See details in the tables below.

Year Ended December 31, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$56,705	$—	$—	$56,705
NIAGEN® Ingredient	—	6,700	—	6,700
Subtotal NIAGEN® Related	56,705	6,700	—	63,405

Other Ingredients	—	707	—	707
Reference Standards	—	—	3,061	3,061
Consulting and Other	—	—	276	276
Subtotal Other Goods and Services	—	707	3,337	4,044

Total Net Sales	$56,705	$7,407	$3,337	$67,449

Year Ended December 31, 2020	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
TRU NIAGEN®, Consumer Product	$47,090	$—	$—	$47,090
NIAGEN® Ingredient	—	7,070	—	7,070
Subtotal NIAGEN® Related	47,090	7,070	—	54,160

Other Ingredients	—	2,128	—	2,128
Reference Standards	—	—	2,925	2,925
Consulting and Other	—	—	44	44
Subtotal Other Goods and Services	—	2,128	2,969	5,097

Total Net Sales	$47,090	$9,198	$2,969	$59,257
Net sales from international sources*

	Year Ended December 31,
(In millions)	2021	2020
Consumer Products Segment	$18.0	$16.9
Ingredients Segment	0.7	$1.8
Analytical Reference Standards and Services Segment	1.1	$1.3
Total net sales from international sources	$19.8	$20.0
*International sources include Europe, North America, South America, Asia and Oceania.
Long-lived assets
The Company’s long-lived assets are located within the United States.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Disclosure of major customers
Major customers are defined as customers whose sales or accounts receivables individually consist of more than 10% of total sales or total trade receivables, respectively. Percentage of revenues from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Year Ended December 31,
Major Customers	2021	2020

A.S. Watson Group - Related Party	13.8%	13.0%

The percentage of the amounts due from major customers to total accounts receivable, net for the periods indicated were as follows:

	At December 31,
Major Customers	2021	2020

A.S. Watson Group - Related Party	39.6%	31.9%
Life Extension	22.1%	17.7%
Persona	10.3%	*
Amazon Marketplaces	*	12.0%
Matakana Health	*	11.1%
* Represents less than 10%
Disclosure of major vendor
The Company’s major vendor who accounted for more than 10% of the Company’s total accounts payable is as follows:

Major Vendor	At December 31,
	2021	2020

Vendor A	32.1%	39.7%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 a material weakness in our internal control over financial reporting which resulted from a deficiency in our disclosure controls and procedures which could have resulted in the Company not disclosing a material potential loss requiring a qualitative disclosure and recording a liability in consolidated financial statements under ASC 450 - Contingencies.

Remediation Efforts of Previously Disclosed Material Weaknesses

Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2020, management, with the oversight of the Audit Committee of the Board of Directors, continued the process of remediating the material weakness.

During the year ended December 31, 2021, we completed our plans to remediate the material weakness by implementing and enhancing controls in the financial reporting close process surrounding the identification and inclusion of all new litigation, asserted and unasserted claims, and assessments over a material threshold in a log provided to the Company’s disclosure committee for evaluation on a quarterly basis. Management completed testing and evaluation, and based on the result, determined that as of December 31, 2021, the control operated effectively for a sufficient period of time. Therefore management concluded that the material weakness previously identified has been remediated.
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
Item 9B. Other Information

Effective March 10, 2022, the Board of Directors (the “Board”) of ChromaDex Corporation (the “Company”) adopted and approved amended and restated bylaws of the Company to, among other things, provide that the Board may in its sole discretion determine to hold meeting of stockholders solely by remote communications, limit the power and authority of an executive committee appointed by the Board, provide for electronic transmission of stockholder consent to the extent permitted by applicable law, and to consolidate a previous amendment.

The foregoing summary of the amended and restated bylaws is qualified in its entirety by reference to the complete text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.3 with this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9C. Disclosures regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Proxy Statement as follows:

•The information relating to our executive officers is to be included in the section entitled “Executive Officers,”
•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance,”
•The information relating to our audit committee and audit committee financial expert is to be included in the section “Information Regarding the Board of Directors and Corporate Governance,” and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”

Such information will be included in the Proxy Statement and is incorporated herein by reference.
We have adopted a written Code of Business Conduct and Ethics (Code of Conduct) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.chromadex.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Item 11. Executive Compensation
Information required by this item will be contained in the Proxy Statement under the caption “Executive Officers and Management Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Marcum LLP, New York, NY, Audit Firm ID: 688.
The information required by this item is to be included in our Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of the Registrant
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

Exhibit No.	Description
4.9
Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020)

4.10
Registration Rights Agreement, dated as of February 20, 2021, by and among the Registrant and Everfund (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2022)

10.1
Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (incorporated by reference to, and filed as Appendix B to the Registrant’s Current Definitive Proxy Statement on Schedule 14A (File No. 000-53290) filed with the Commission on May 4, 2010)(1)+

10.2
Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.3
Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)(1)+

10.4
Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2010)(1)+

10.5
Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.6
License Agreement, dated March 25, 2010 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on May 18, 2010)*

10.7
First Amendment to License Agreement, made as of June 3, 2011 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 11, 2011)*

10.8
Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 13, 2015)*

10.9
First Amendment to the License Agreement, effective as of September 5, 2014 between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on November 6, 2014)*

10.10
Second Amendment to the License Agreement, effective as of December 31, 2015, between the Regents of the University of California and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.11
Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.12
Exclusive License Agreement, dated March 7, 2013 between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.13
Amendment #1 to Exclusive License Agreement, effective as of December 15, 2015, between Washington University and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.14
License Agreement, made as of August 1, 2013, between Green Molecular S.L., Inc. and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.15
Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-53290) filed with the Commission on August 12, 2014)*

10.16
First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)*

10.17
License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.40 to the Registrant’s Annual report on Form 10-K (File No. 000-53290) filed with the Commission on March 19, 2015)*

Exhibit No.	Description
10.18
First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.7 to the Registrant’s Quarterly report on Form 10-Q (File No. 001-37752) filed with the Commission on November 10, 2016)

10.19
Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc. (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 20, 2016)

10.20
First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC (62 1625-1751 S. Fordham LLC and 64-1625-1751 S. Fordham LLC are successors-in-interest to Lease Agreement, made as of April 14, 2016, by and between ChromaDex Analytics, Inc and Longmont Diagonal Investments LLC) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020)

10.21
Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers. (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on December 16, 2016)+

10.22
Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to, and filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on August 9, 2018)+

10.23
Membership Interest Purchase Agreement effective as of March 12, 2017, by and among Robert Fried, Charles Brenner, Jeffrey Allen and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)

10.24
Form of Restricted Stock Award Agreement for Robert Fried (incorporated by reference to, and filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the Commission on May 11, 2017)+

10.25
Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant (incorporated by reference to, and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 28, 2018)+

10.26
ChromaDex Corporation 2017 Equity Incentive Plan, as amended, and Form of Option Grant Notice, Form of Option Agreement, Form of Restricted Stock Award Grant Notice, Form of Restricted Stock Award Agreement, Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement thereunder (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on June 22, 2020)+

10.27
Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.28
First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.29
Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.30
Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to, and filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

10.31
Executive Employment Agreement, dated October 5, 2017, by and between Kevin M. Farr and the Registrant (incorporated by reference to and filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 10, 2017)+

10.32
Securities Purchase Agreement dated April 26, 2017, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 27, 2017)

10.33
Executive Employment Agreement, dated as of January 22, 2018, by and between Mark Friedman and the Registrant (incorporated by reference to and filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)+

10.34	Supply Agreement, dated December 19, 2018, by and between ChromaDex, Inc. and Nestec Ltd. * ❖
10.35
Note Purchase Agreement, dated May 9, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on May 10, 2019)

Exhibit No.	Description
10.36
Omnibus Amendment to Note Purchase Agreement and Convertible Promissory Notes, dated June 30, 2019, by and among ChromaDex Corporation and Winsave Resource Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on July 1, 2019)

10.37
Securities Purchase Agreement, dated August 13, 2019, by and among ChromaDex Corporation and the purchasers therein (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 14, 2019)

10.38
Securities Purchase Agreement, dated April 27, 2020, by and among ChromaDex Corporation and Winsave Resources Limited and Pioneer Step Holdings Limited (incorporated by reference to, and filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on April 29, 2020)

10.39
At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc. (incorporated by reference to, and filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-239144) filed with the Commission on June 12, 2020)

10.40
Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank (incorporated by reference to, and filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 10, 2020)

10.41
First Modification to Business Financing Agreement dated October 7, 2020, by and between ChromaDex Corporation and Western Alliance Bank (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 12, 2021)

10.42	Second Modification to Business Financing Agreement dated November 10, 2021, by and between ChromaDex Corporation and Western Alliance Bank ❖
10.43
Third Modification to Business Financing Agreement dated December 11, 2021 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the SEC on December 14, 2021)

10.44
Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.45
Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.46
Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.47
Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.48
Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.49
Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.50
Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 4, 2020) **

10.51
Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on August 3, 2021) **

10.52
Executive Employment Agreement, dated as of July 23, 2019, by and between Megan Jordan and the Registrant (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 12, 2021) +

10.53
Securities Purchase Agreement, dated February 20, 2021, by and between the Company and Everfund (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the SEC on February 22, 2021)

10.54
Consultant Agreement, dated March 15, 2021, by and between Mark Friedman and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on May 6, 2021)

Exhibit No.	Description
10.55
Consent to Business Financing Agreement, dated January 14, 2021, by and among Western Alliance Bank and ChromaDex Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on May 6, 2021)

10.56
Fifth Amendment to Lease, dated May 21, 2021, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on August 3, 2021)

10.57
License Agreement, dated July 5, 2011 between ChromaDex, Inc. and Cornell University (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on August 3, 2021) **

10.58
Exclusive License Agreement, dated September 8, 2011, by and between ChromaDex, Inc. and The Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37752) filed with the SEC on November 3, 2021)**

10.59	Lease, dated November 24, 2021, by and between Flight Phase I Owner, LLC and ChromaDex, Inc.❖
10.60
Executive Employment Agreement, dated November 13, 2021, by and between Lisa H. Harrington and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021)

21.1	Subsidiaries of ChromaDex Corporation ❖
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

❖	Filed herewith.
(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
(2)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMADEX CORPORATION

By:	/s/ ROBERT FRIED
Robert Fried Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Fried and Kevin Farr, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 14, 2022
Robert Fried	(Principal Executive Officer)

/s/ KEVIN FARR	Chief Financial Officer	March 14, 2022
Kevin Farr	(Principal Financial and Accounting Officer)

/s/ FRANK L. JAKSCH JR.	Executive Chairman of the Board and Director	March 14, 2022
Frank L. Jaksch Jr.

/s/ STEPHEN BLOCK	Director	March 14, 2022
Stephen Block

/s/ JEFF BAXTER	Director	March 14, 2022
Jeff Baxter

/s/ KURT GUSTAFSON	Director	March 14, 2022
Kurt Gustafson

/s/ STEVEN RUBIN	Director	March 14, 2022
Steven Rubin

/s/ WENDY YU	Director	March 14, 2022
Wendy Yu

/s/ CAROLINE LEVY	Director	March 14, 2022
Caroline Levy

/s/ GARY NG	Director	March 14, 2022
Gary Ng