Form 10-Q
period 2022-03-31
ChromaDex Corp.
filed 2022-05-12
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 10, 2022 there were 68,334,586 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	Mar 31, 2022	Dec 31, 2021

Assets
Current assets
Cash, including restricted cash of $0.2 million as of both dates	$20,993	$28,219
Trade receivables, net of allowances of $54 and $65, respectively; Including receivables from Related Party of: $2.3 million and $2.1 million, respectively.	6,310	5,226
Inventories	15,307	13,601
Prepaid expenses and other assets	1,913	1,859
Total current assets	44,523	48,905

Leasehold improvements and equipment, net	2,940	3,003
Intangible assets, net	808	857
Right-of-use assets	4,053	4,352
Other long-term assets	606	723
Total assets	$52,930	$57,840
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,780	$10,423
Accrued expenses	8,126	6,481
Current maturities of operating lease obligations	630	528
Current maturities of finance lease obligations	17	20
Customer deposits	141	161
Total current liabilities	18,694	17,613
Deferred revenue	4,346	4,346
Operating lease obligations, less current maturities	4,013	4,154
Total liabilities	27,053	26,113

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,149 shares and 68,126 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	68	68
Additional paid-in capital	202,502	200,614
Accumulated deficit	(176,693)	(168,953)
Cumulative translation adjustments	—	(2)
Total stockholders' equity	25,877	31,727
Total liabilities and stockholders' equity	$52,930	$57,840
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Sales, net	$17,259	$14,683
Cost of sales	6,727	5,449
Gross profit	10,532	9,234

Operating expenses:
Sales and marketing	8,237	6,258
Research and development	1,078	787
General and administrative	8,949	9,551
Total operating expenses	18,264	16,596
Operating loss	(7,732)	(7,362)

Interest expense, net	(8)	(19)
Net loss	$(7,740)	$(7,381)

Basic and diluted loss per common share	$(0.11)	$(0.12)

Basic and diluted weighted average common shares outstanding	68,314	64,164
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	23	—	—			—
Share-based compensation	—	—	1,888	—	—	1,888
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(7,740)	—	(7,740)
Balance, March 31, 2022	68,149	$68	$202,502	$(176,693)	$—	$25,877

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.1 million	3,846	4	24,867			24,871
Issuance of common stock resulting from the exercise of stock options	1,975	2	8,631	—	—	8,633
Share-based compensation	—	—	1,284	—	—	1,284
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(7,381)	—	(7,381)
Balance, March 31, 2021	67,702	$68	$192,972	$(149,206)	$(2)	$43,832

See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,740)	$(7,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	201	221
Amortization of intangibles	49	60
Amortization of right of use assets	299	126
Share-based compensation expense	1,888	1,284
Provision for doubtful trade receivables	10	14
Non-cash financing costs	18	28
Changes in operating assets and liabilities:
Trade receivables	(1,094)	(1,967)
Inventories	(1,706)	(1,079)
Implementation costs for cloud computing arrangement	(114)	(28)
Prepaid expenses and other assets	46	74
Accounts payable	(643)	2,248
Accrued expenses	1,645	1,196
Customer deposits and other	(18)	(47)
Operating lease liabilities	(39)	(154)
Net cash used in operating activities	(7,198)	(5,405)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(25)	(46)
Net cash used in investing activities	(25)	(46)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	24,871
Proceeds from exercise of stock options	—	8,633
Payment of debt issuance costs	—	(44)
Principal payments on finance leases	(3)	(15)
Net cash (used in) provided by financing activities	(3)	33,445

Net (decrease) increase in cash	(7,226)	27,994
Cash, including restricted cash of $0.2 million for both periods - beginning of period	28,219	16,697
Cash, including restricted cash of $0.2 million for both periods - end of period	$20,993	$44,691

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$—	$1
Cash payments for principal on operating lease liabilities	$58	$154
See accompanying notes to condensed consolidated financial statements.

Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex”, the “Company”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through supplementation with NAD+ precursors.
ChromaDex is the innovator behind NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient Niagen®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. The Company delivers Niagen® as the sole active ingredient in its consumer product Tru Niagen®. The Company further develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products. The Company also offers natural product fine chemicals, known as phytochemicals, and related research and development services.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.
Basis of Consolidation: The accompanying unaudited condensed financial statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.
Reclassifications: Certain prior period results have been reclassified to be consistent with the current period presentation.

Significant Accounting policies: There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022, that have had a material impact on the Company’s condensed financial statements and related notes.

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

Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these condensed consolidated financial statements for the three months ended March 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities and the continued impact of the COVID-19 pandemic. The Company incurred a net loss of $7.7 million and used net cash in operating activities of $7.2 million for the three months ended March 31, 2022.

Management evaluated these conditions and anticipates that its current cash and cash equivalents of $21.0 million, including restricted cash of approximately $0.2 million, and cash to be generated from net sales will be sufficient to meet its projected operating plans through at least the next twelve months from the issuance date of these financial statements. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives.
The Company has an available line of credit up to $10.0 million, subject to certain terms and conditions, from Western Alliance Bank which had no outstanding borrowings as of March 31, 2022. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of March 31, 2022, approximately $47.8 million remains available under the ATM Facility.

Note 4. Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net loss	$(7,740)	$(7,381)

Basic and diluted loss per common share	$(0.11)	$(0.12)

Basic and diluted weighted average common shares outstanding (1):	68,314	64,164

Potentially dilutive securities (2):
Stock options	11,954	11,466
Restricted stock units	356	—
(1) Includes approximately 0.2 million nonvested shares of restricted stock for the three months ended March 31, 2022 and 2021 which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Business Segments
The Company has the following three reportable segments:
•Consumer Products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers as well as to distributors;
•Ingredients segment: develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products; and,
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services.

The Company’s reportable segments are significant operating segments that offer differentiated services. This structure reflects the Company’s current operational and financial management and provides the best structure to maximize the Company's objectives and investment strategy, while maintaining financial discipline. The Company's Chief Executive Officer, who is its chief operating decision maker (CODM), reviews financial information for each operating segment to evaluate performance and allocate resources. The Company evaluates performance and allocates resources based on reviewing gross margin by reportable segment. The Company's CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment.

The following tables set forth financial information by segment:

Three months ended March 31, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,937	$1,427	$895	$—	$17,259
Cost of sales	5,252	722	753	—	6,727
Gross profit	9,685	705	142	—	10,532
Operating expenses:
Sales and marketing	8,074	24	139	—	8,237
Research and development	1,002	76	—	—	1,078
General and administrative	—	—	—	8,949	8,949
Operating expenses	9,076	100	139	8,949	18,264

Operating income (loss)	$609	$605	$3	$(8,949)	$(7,732)

Three months ended March 31, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$12,437	$1,315	$931	$—	$14,683
Cost of sales	4,203	563	683	—	5,449
Gross profit	8,234	752	248	—	9,234
Operating expenses:
Sales and marketing	6,111	10	137	—	6,258
Research and development	718	69	—	—	787
General and administrative	—	—	—	9,551	9,551
Operating expenses	6,829	79	137	9,551	16,596

Operating income (loss)	$1,405	$673	$111	$(9,551)	$(7,362)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended March 31, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,937	$—	$—	$14,937
Niagen® Ingredient	—	1,131	—	1,131
Subtotal Niagen® Related	$14,937	$1,131	$—	$16,068

Other Ingredients	—	296	—	296
Reference Standards	—	—	883	883
Consulting and Other	—	—	12	12
Subtotal Other Goods and Services	$—	$296	$895	$1,191

Total Net Sales	$14,937	$1,427	$895	$17,259

Three Months Ended March 31, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$12,437	$—	$—	$12,437
Niagen® Ingredient	—	1,203	—	1,203
Subtotal Niagen® Related	$12,437	$1,203	$—	$13,640

Other Ingredients	—	112	—	112
Reference Standards	—	—	800	800
Consulting and Other	—	—	131	131
Subtotal Other Goods and Services	$—	$112	$931	$1,043

Total Net Sales	$12,437	$1,315	$931	$14,683
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Three Months Ended March 31,
Major Customers	2022	2021

A.S. Watson Group - Related Party	14.8%	10.6%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At Mar 31, 2022	At Dec 31, 2021

A.S. Watson Group - Related Party	36.5%	39.6%
Persona	10.1%	10.3%
Life Extension	*	22.1%
Amazon Marketplaces	15.0%	*
* Represents less than 10%

Note 6. Related Party Transactions
The Company has two related parties, A.S. Watson Group and Horizon Ventures, through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Net Sales				Trade Receivable as of
	Three Months Ended March 31,				March 31,		December 31,
	2022		2021		2022		2021
A.S. Watson Group - Related Party	$2.6	million	$1.6	million	$2.3	million	$2.1	million
Total	$2.6	million	$1.6	million	$2.3	million	$2.1	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	Mar 31, 2022	Dec 31, 2021
Consumer Products - Finished Goods	$7,383	$6,823
Consumer Products - Work in Process	4,323	4,131
Bulk ingredients	3,071	2,131
Reference standards	530	516
Total Inventory	$15,307	$13,601

Note 8. Leases
The Company accounts for its leases in accordance with ASU No. 2016-02 (Topic 842) which requires that a lessee recognize the assets and liabilities that arise from operating leases. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases with varying expirations extending through fiscal year 2028. The lease agreements provide for renewal options and rent escalation over the lease term as well as require the Company to pay maintenance, insurance and property taxes. Lease expense is recognized on a straight-line basis over the term of the lease.
Operating Leases
As of March 31, 2022, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $4.1 million and $4.6 million, respectively. For the three months ended March 31, 2022 and 2021, the components of operating lease expense are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating leases
Operating lease expense	$256	$154
Variable lease expense	40	40
Operating lease expense	296	194
Short-term lease rent expense	64	62
Total expense	$360	$256

At March 31, 2022
Weighted-average remaining lease term (years), operating leases	5.0
Weighted-average discount rate, operating leases	5.8%

Future minimum lease payments under operating leases as of March 31, 2022 are as follows:

Year	(In thousands)
2022 (Remainder)	$620
2023	949
2024	1,159
2025	1,141
2026	906
2027	498
Thereafter	179
Total	5,452
Less present value discount	(809)
Present value of total operating lease liabilities	4,643
Less current portion	(630)
Long-term obligations under operating leases	$4,013

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the 2017 Plan), which was approved by stockholders and the Board of Directors. The 2017 Plan provided for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of March 31, 2022, there were approximately 3.1 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
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
Stock Options
The fair value of the Company’s stock options that are not market based are estimated at the grant date using the Black-Scholes option pricing model. The Company used the following weighted average assumptions for options granted during the three months ended March 31, 2022:

Weighted Average:	Three Months Ended March 31, 2022
Expected term	5.7 years
Expected volatility	76.5%
Risk-free rate	1.9%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the three months ended March 31, 2022:

		Weighted Average
(In thousands except per-share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,495	$4.65	6.5	$2,452
Options Granted	1,745	2.69
Options Exercised	—	—		—
Options Forfeited	(326)	4.83
Outstanding at March 31, 2022	10,914	$4.33	6.5	$95	*

Exercisable at March 31, 2022	7,261	$3.93	5.0	$95	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $2.46, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2022.
Restricted Stock Units
The following table summarizes activity of restricted stock units during the three months ended March 31, 2022:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2021	115	$10.21
Granted	272	2.66
Vested	(23)	11.83
Forfeited	(8)	11.83
Unvested shares at March 31, 2022	356	$4.28

Expected to vest at March 31, 2022	356	$4.28
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Share-based compensation expense
Cost of sales	$57	$40
Sales and marketing	321	388
Research and development	225	138
General and administrative	1,285	718
Total	$1,888	$1,284
In future periods, the Company expects to recognize approximately $10.1 million and $1.4 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of March 31, 2022. Future share-based compensation expense will be recognized over 2.1 and 2.5 weighted average years for unvested options and restricted stock units, respectively.

Note 10. Commitments and Contingencies
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

On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. The parties filed opposition briefs on August 28, 2019, and reply briefs on September 4, 2019. On October 9, 2019, among other things, the court vacated the previously scheduled trial date, ordered supplemental briefing with respect to certain issues related to summary judgment. Elysium filed its opening supplemental brief on October 30, 2019, ChromaDex filed its opening supplemental brief on November 18, 2019, and Elysium filed a reply brief on November 27, 2019, and the court heard argument on January 13, 2020. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part. On ChromaDex’s motion, the court granted summary judgment in favor of ChromaDex on Elysium’s counterclaims for (i) breach of contract related to manufacturing Niagen® according to the defined standard, selling Niagen® and ingredients that are substantially similar to pterostilbene to other customers, distributing the Niagen® product specifications, and failing to provide information concerning the quality and identity of Niagen®, and (ii) breach of the implied covenant of good faith and fair dealing. The court denied summary judgment on Elysium’s counterclaims for (i) fraudulent inducement of the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex and Elysium (License Agreement), (ii) patent misuse, and (iii) unjust enrichment. On Elysium’s motion, the court granted summary judgment in favor of Elysium on ChromaDex’s claim for damages related to $110,000 in avoided costs arising from documents that Elysium used in violation of the Supply Agreement, dated February 3, 2014, by and between ChromaDex and Elysium, as amended (Niagen® Supply Agreement). The court denied summary judgment on Elysium’s counterclaim for breach of contract related to certain refunds or credits to Elysium. The court also denied summary judgment on ChromaDex’s breach of contract claim against Morris and claims for disgorgement of $8.3 million in Elysium’s resale profits, $600,000 for a price discount received by Elysium, and $684,781 in Morris’s compensation.
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
On February 18, 2022, ChromaDex, Inc. and Elysium jointly filed a notice informing the court that ChromaDex, Inc. had filed in the U.S. District Court for the Southern District of New York (SDNY Court) a motion to enforce a settlement agreement between ChromaDex, Inc. and Elysium that ChromaDex, Inc. asserts would materially affect the California Action. On April 22, 2022, ChromaDex, Inc. and Elysium jointly filed a notice informing the court that the SDNY Court had granted ChromaDex, Inc.’s motion to enforce the settlement agreement. On April 29, 2022, ChromaDex, Inc. filed a notice informing the court that the SDNY Court had dismissed the SDNY action with prejudice pursuant to the settlement agreement.
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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice.
The Company is unable to predict the outcome of the Elysium SDNY Complaint or any possible appeals and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of March 31, 2022, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument has not yet been scheduled. If the appeal is unsuccessful or if on remand the Court dismisses ChromaDex’s claims for some other reason, that could reduce or eliminate any competitive advantage the Company may otherwise have had.
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

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘086 Patent. On September 21, 2021, Dartmouth filed its Patent Owner Response. On December 21, 2021, Thorne filed its reply. Oral argument was held on March 15, 2022. A final written decision has not yet been rendered.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument will be held on May 17, 2022.

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

4. Lynda Power
(A) Florida Action

On April 18, 2022, Lynda Power, a citizen of the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division alleging claims against ChromaDex for (1) product liability (2) personal injury (3) strict liability and (4) negligence. Power's allegations are based primarily upon Power's claim that she suffered an adverse event after consuming the Company’s products. As of May 12, 2022, the Company has not been served with the Summons and Complaint. The Company believes these claims are without merit, will aggressively defend itself, and does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.

5. Other

(A) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (Rejuvenation), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of Niagen® it purchased, alleging breaches of the supply agreement between the parties. As of March 31, 2022, the Company has recorded a return liability of approximately $0.5 million, which the Company offered to settle in good faith. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company filed a demurrer on September 3, 2021. On February 1, 2022, the Court sustained ChromaDex’s demurrer in its entirety with leave to amend as to the claims for Concealment and Negligent Misrepresentation, and without leave to amend as to the claim for Declaratory Relief. On February 16, 2022, Rejuvenation filed a Second Amended Complaint, asserting causes of action for Fraud and Negligent Misrepresentation. The Company believes these claims are without merit and will aggressively defend itself if a reasonable settlement cannot be reached. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.
6. Contingencies
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
Note 11. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our 2021 Annual Report on Form 10-K. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2022 compared with the three months ended March 31, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 14, 2022 (Annual Report).
Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by more than 50% from young adulthood to middle age. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased through supplementation with NAD+ precursors, such as nicotinamide riboside (NR), calorie restriction and moderate exercise.
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3. Data from numerous preclinical studies and human clinical trials show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Niagen® is confirmed safe for human consumption as a dietary supplement and food ingredient. Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Clinical studies of Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Niagen® is protected by patents to which we are the owner or have exclusive rights.
While best known for its role in cellular energy production, NAD+ is also thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD+ and this represents an active area of research in the field of NAD+. To date, there are over 450 published human clinical studies related to NAD+ and its impact on health. These areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP), we have amassed more than 250 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge and the Mayo Clinic. The results of the 250+ research agreements have allowed CERP to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.

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
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees through office closures or implementing enhanced safety protocols to ensure the well-being of our employees. We have adapted to the new environment and have been able to successfully conduct business virtually.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic; surges related to new variants; the actions taken to contain the virus or treat its impact; other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption; and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but a material effect on these parties could also materially adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in Part II, Item 1A Risk Factors and throughout this report.

Supply chain disruptions, inflation and changing prices

We have experienced, and could in the future experience, global supply chain delays including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation. In the first quarter of 2021, we experienced delays due to global components and packaging shortages for our consumer products across our supply chain. Supply chain delays, among other factors such as store closures, have impacted our sales to partners in international markets. These supply chain challenges were addressed in the second quarter of 2021 and we have otherwise not encountered any major disruptions in our supply chain. It is our intention to maintain adequate safety stocks to support our growth and we currently believe we have adequate inventory on hand to meet current demands. We have also recently experienced inflation in labor, raw materials and other costs. Inflation can also have a long-term impact as increasing costs may impact our ability to maintain satisfactory margins. We may be unsuccessful in passing these increases on to our customers or finding other mitigating solutions. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on customer spending. We will continue to monitor this situation closely as conditions may become more challenging due to ongoing and uncertain economic factors.

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

As of March 31, 2022, our cash and cash equivalents totaled approximately $21.0 million. We anticipate that our current cash, cash equivalents, and cash to be generated from net sales will be sufficient to meet our projected operating plans for at least the next twelve months. In addition, we have an available line of credit up to $10.0 million, subject to certain terms and conditions, from Western Alliance Bank. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
In June 2020, we entered into an At Market Issuance Sales Agreement (the Sales Agreement) with B. Riley FBR, Inc. (B. Riley FBR) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which ChromaDex may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (ATM Facility). As of March 31, 2022, approximately $47.8 million remains available under the ATM Facility.
Additional capital may come from other public and/or private stock or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. Further, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, achieve long term strategic objectives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition. Further, as a result of the COVID-19 pandemic and other macroeconomic factors such as rising interest rates, inflation and geopolitical uncertainties, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
We currently have three operating segments which offer differentiated services. First, through our Consumer Products segment we provide finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers and distributors. We deliver Niagen® as the sole active ingredient in our consumer product Tru Niagen® which is offered in both convenient capsules and stickpacks. Additionally, beginning in April 2022, we launched our new consumer product, Tru Niagen® Immune, a combination of immune-boosting nutrition with Niagen® in capsule form. Second, our ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw material to the manufacturers of consumer products. Finally, our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services. The results of these segments and our consolidated operations are detailed in the discussion that follows.

Our consolidated net sales and net loss for the three months ended on March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021

Net sales	$17,259	$14,683
Net loss	(7,740)	(7,381)

Basic and diluted loss per common share	$(0.11)	$(0.12)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Net sales:
Consumer Products	$14,937	$12,437	20%
Ingredients	1,427	1,315	9
Analytical reference standards and services	895	931	(4)
Total net sales	$17,259	$14,683	18%
Total net sales increased approximately 18% for the three months ended March 31, 2022, compared to the same period in 2021. Changes in sales for the periods indicated were driven by the following:
•Tru Niagen® sales for our Consumer Products segment increased $2.5 million, or 20%, compared to the same period in the prior year. The increase primarily related to higher e-commerce sales of approximately $1.3 million, and increased sales to A.S. Watson, a related party, of approximately $1.0 million for the three months ended March 31, 2022 compared to same period in 2021. The lower sales to A.S. Watson in the prior year were largely due to shipment delays we experienced in the first quarter of 2021 surrounding COVID-19 supply chain issues which were resolved in the second quarter of 2021.
•Total ingredient sales increased $0.1 million, or 9%, compared to the same period in the prior year driven by an increase in other ingredient sales of approximately $0.2 million which was partially offset by lower Niagen ingredient sales of $0.1 million due to competitive pricing measures for the three months ended March 31, 2022 compared to same period in 2021.
•Analytical reference standards and services segment experienced a lower demand for research and development services which was partially offset by increased demand for reference standards during the three months ended March 31, 2022 compared to same period in 2021 resulting in slightly lower total sales year over year.
Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended March 31,
	Amount		% of net sales
(In thousands)	2022	2021	2022	2021
Cost of sales:
Consumer Products	$5,252	$4,203	35%	34%
Ingredients	722	563	51	43
Analytical reference standards and services	753	683	84	73
Total cost of sales	$6,727	$5,449	39%	37%
Overall, cost of sales, as a percentage of net sales, slightly increased for the three months ended March 31, 2022 compared to the same period in 2021. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment remained substantially similar year over year.
•Cost of sales, as a percentage of net sales, for our ingredients segment increased 8% for the three months ended March 31, 2022, compared to the same period in 2021 primarily as a result of increasing our supply chain head count as we scale the business.
•Cost of sales, as a percentage of net sales, for the analytical reference standards and services segment increased 11% for the three months ended March 31, 2022 compared to the same period in 2021. Cost of sales for our analytical reference standards and services segment are largely driven by fixed supply chain labor costs which do not increase in proportion to sales. We increased our supply chain head count in order to scale the business. Accordingly, as sales decreased and our supply chain labor head count increased for the three months ended March 31, 2022, we experienced lower labor and overhead utilization rates resulting in increased cost of sales, as a percentage of net sales, compared to the same period in 2021.

Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Gross profit:
Consumer Products	$9,685	$8,234	18%
Ingredients	705	752	(6)
Analytical reference standards and services	142	248	(43)
Total gross profit	$10,532	$9,234	14%
For details supporting the changes in gross margin, refer to the discussions above regarding changes in our net sales and cost of sales for each segment.
•The consumer products segment posted gross profit of $9.7 million, an 18% increase for the three months ended March 31, 2022 compared to the same period in 2021.
•The ingredients segment posted gross profit of $0.7 million for the three months ended March 31, 2022, a decrease of 6% compared to the same period in 2021.
•The analytical reference standards and services segment saw a 43% decrease in gross profit for the three months ended March 31, 2022, compared to the same period in 2021.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Sales and marketing expenses:
Consumer Products	$8,074	$6,111	32%
Ingredients	24	10	140
Analytical reference standards and services	139	137	1
Total sales and marketing expenses	$8,237	$6,258	32%
•For the consumer products segment, we increased our direct marketing efforts through Amazon marketplaces, televised commercials, social media, public relations and other customer awareness and acquisition programs as well as increased staffing resulting in total increased marketing expenditures of approximately $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021.
•For the ingredients segment, selling and marketing expenses were approximately $24,000 during the three months ended March 31, 2022. This is a slight increase from the same period in the prior year due to higher commissionable sales for other ingredients.
•For the analytical reference standards and services segment, total selling and marketing expenses were substantially similar year over year.

Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
R&D expenses:
Consumer Products	$1,002	$718	40%
Ingredients	76	69	10
Total R&D expenses	$1,078	$787	37%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we had higher R&D expenses for the three months ended March 31, 2022 compared to the comparable period in 2021 due to increased staffing of research scientists and share-based compensation as well as timing of projects.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change

General and administrative	8,949	9,551	(6)%
The decrease in general and administrative expense for the three months ended March 31, 2022, compared to the comparable period in 2021 was primarily driven by lower legal expense of $2.7 million related to litigation which was largely offset by increased severance and restructuring expense as well as investments in technology and increased staffing in key functional areas to support growth. For additional details regarding our litigation see Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Severance and restructuring expenses relate to changes in our executive team.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2022 and March 31, 2021, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three months ended March 31, 2022, and 2021, respectively. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.

Depreciation and Amortization
Depreciation expense was approximately $0.2 million for both of the three months ended March 31, 2022 and 2021. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $49 thousand and $60 thousand for the three months ended March 31, 2022 and 2021, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the three months ended March 31, 2022 was approximately $0.3 million as compared to $0.1 million for the three months ended March 31, 2021.

Liquidity and Capital Resources
From inception through March 31, 2022, we have incurred aggregate losses of approximately $176.7 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, the issuance of common stock and warrants through private placements and the issuance of debt.
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
As of March 31, 2022, we had cash and cash equivalents totaling approximately $21.0 million, no material off-balance sheet arrangements, no outstanding borrowings under our line of credit up to $10.0 million with Western Alliance Bank, purchase obligations of $18.6 million related to inventory purchase commitments to be paid over approximately one year and future minimum lease obligations of $5.5 million to be paid over approximately six years. While we anticipate that our current cash, cash equivalents, and cash to be generated from net sales will be sufficient to meet our projected operating plans for at least the next twelve months and beyond, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources. Furthermore, in June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, pursuant to the ATM Facility, of which approximately $47.8 million remains available as of March 31, 2022.
As a result of the COVID-19 pandemic and other macroeconomic factors such as rising interest rates, inflation and geopolitical uncertainties, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
Net cash used in operating activities: Cash used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was approximately $7.2 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used for the three months ended March 31, 2022 compared to March 31, 2021 of $1.8 million was primarily due to increases in our net loss and inventories paired with a decrease in our accounts payable which were partially offset by an increase in accrued expenses.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $25 thousand and $46 thousand for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used during the three months ended March 31, 2022 compared to March 31, 2021 of $21 thousand is attributable to fewer purchases of leasehold improvements and equipment.
Net cash used in and provided by financing activities: Financing cash flows consist primarily of proceeds from issuance of our common stock, exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Cash used in financing activities was approximately $3 thousand for the three months ended March 31, 2022, compared to net cash provided by financing activities of approximately $33.4 million for the three months ended March 31, 2021. The difference in cash activities is largely attributable to proceeds from the issuance of common stock pursuant to the Securities Purchase Agreement with EverFund as well as the exercise of employee stock options, both of which occurred during the three months ended March 31, 2021 but not during the three months ended March 31, 2022.

Critical Account Estimates

There have been no changes to critical accounting estimates from those disclosed in our 2021 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Summary of Risk Factors
We are providing the following summary of the risk factors contained in our Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the risk factors contained in this Form 10-Q in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.
▪The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to, our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
▪Global, market and economic conditions may negatively impact our business, financial condition and share price.
▪We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
▪Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
▪Our future success largely depends on sales of our Tru Niagen® product.
▪The success of our consumer product and ingredient business is linked to the size and growth rate of the vitamin, mineral and dietary supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.
▪The future growth and profitability of our consumer product business will depend in large part upon the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to market and advertise.
▪Many of our competitors are larger and have greater financial and other resources than we do.
▪Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
▪If we are unable to maintain sales, marketing and distribution capabilities or maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.
▪Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
▪Our business could be negatively impacted by cyber security incidents or threats, including without limitation a material interruption to our operations including our clinical trials, harm to our reputation, significant fines, penalties and liabilities, regulatory investigations or actions, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of revenue, customers or sales.
▪Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.
▪We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
▪We utilize ingredients and components for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.
▪We rely on single or a limited number of third-party suppliers for the raw materials required to produce our products.
▪Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
▪Our patents and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.
▪We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.
▪We are currently engaged in substantial and complex litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the outcome of which could materially harm our business and financial results.
▪Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could decrease the need for the services we provide.

▪Compliance with stringent and changing global privacy and data security laws and regulations could result in additional costs and liabilities to us or inhibit our ability to collect and, if applicable, process data globally, and the failure or perceived failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition or results of operations.
▪The market price of our common stock may be volatile and adversely affected by several factors.
▪We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.
▪We have a significant number of outstanding options and unvested restricted stock units. Future sales of these shares could adversely affect the market price of our common stock.
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
•Disruptions in supply chain, leading to inadequate levels of inventory that may lower our sales and/or rising inflationary pressures that may increase our cost of goods.
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
We have recorded a net loss of approximately $7.7 million for the three months ended March 31, 2022 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $27.1 million and $19.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of March 31, 2022, our accumulated deficit was approximately $176.7 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of March 31, 2022, our cash and cash equivalents totaled approximately $21.0 million and we had no borrowings outstanding under our line of credit up to $10.0 million with Western Alliance Bank. While we anticipate that our current cash, cash equivalents and cash to be generated from net sales will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
A.S. Watson Group accounted for approximately 14.8% of our sales during the three months ended March 31, 2022. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. As further described in Note 10, Commitments and Contingencies, Contingencies in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
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
We depend greatly on the collective services of Frank L. Jaksch Jr., Robert N. Fried and Kevin M. Farr, who are our Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, respectively. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.
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
In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. We rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers information security practices is limited, and these third-parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services. Due to COVID-19, there may be additional cyber security threats as most of our employees work from home, utilizing network connections outside of the Company premises. These information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, data and related privacy breaches, terrorists and other external parties, including foreign private parties and state and state-sponsored actors. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

Despite the implementation of preventative and detective security measures designed to protect against security incidents, there can be no assurance that these measures will be effective and our internal computer systems and those of our current and any future contractors, consultants, collaborators and third-party service providers, may be vulnerable to damage or interruption from a variety of sources. We may be unable to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
The procedures and controls we use to monitor these vulnerabilities and threats and to mitigate our exposure may not be sufficient to prevent all security incidents. These incidents could result in disrupted operations, including suspension of our clinical trial activities, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable or sensitive information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
An actual or perceived security incident suffered by us or by a third party upon whom we rely may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials); or orders to destroy or not use personal data; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, individuals, clinical trial participants or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, adversely affect our reputation or otherwise adversely affect our business. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our network systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Moreover, security incidents can result in the diversion of funds and interruptions, delays, or outages in our operations and services, including due to ransomware attacks and denial-of-service attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.
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
Any remedial costs or other liabilities related to security incidents may not be fully insured or indemnified by other means. Our contracts may not contain limitations of liability; however, even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we maintain cyber insurance, we cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of ingredients classified as dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have, and may in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.
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
The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a patent infringement complaint filed by the Company and Trustees of Dartmouth College. For further details on this litigation, please refer to Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s GDPR (UK GDPR) imposes strict obligations on the processing of personal data, including, without limitation, and personal health data. The GDPR and UK GDPR set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); requiring the appointment of a data protection officer in certain circumstances; mandating the appointment of representatives in the United Kingdom and/or the EEA in certain circumstances; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, impose heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU and the UK by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive have recently been adopted on June 4, 2021 by the European Commission. We thus are still in the process of updating all our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business. While the President of the United States and the President of the European Commission announced on March 25, 2022 that they had reached an agreement in principle for a Trans-Atlantic Data Privacy Framework, which would allow personal data to flow freely and safely between the EU and participating U.S. companies, there are some uncertainties on whether such Trans-Atlantic Data Privacy Framework would be effectively adopted and if so, by when it would be applicable. The agreement in principle now needs to be translated into legally binding commitments, which include the adoption by the United States of a new set of rules and binding safeguards to limit access to data by U.S. intelligence authorities and procedures to ensure effective oversight of new privacy and civil liberties standards, as well as the implementation of a new two-tier redress system to investigate and resolve complaints by European citizens on access of data by U.S. Intelligence authorities. Subject to the effective implementation of such commitments by the United States, the European Commission would further launch the procedure to adopt an adequacy decision, which involves a proposal from the European Commission, an opinion of the European Data Protection Board, an approval from representatives of EU countries, and the adoption of the decision by the European Commission. Accordingly, the new Trans-Atlantic Data Privacy Framework may not be adopted in a near future and thus, the transfer of personal data from the EU to the United States still entail in-depth legal analysis and heavy paperwork requirements until then.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK also recently updated its transfer mechanism and we will need to update all of our contracts entailing the transfer of personal data outside of the United Kingdom with this new UK-specific transfer tools.

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

Additionally, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act and Utah passed the Utah Consumer Privacy Act all three of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
As of March 31, 2022, we had outstanding options for an aggregate of approximately 12.0 million shares of common stock at a weighted average exercise price of $4.32 per share and unvested restricted stock units of approximately 0.4 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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

2.1
Agreement and Plan of Merger, dated as of May 21, 2008, by and among Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc., as amended on June 10, 2008 (incorporated by reference to, and filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008) (1)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2022)

4.1
Form of Stock Certificate representing shares of the Registrant’s Common Stock (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-53290) filed with the Commission on April 3, 2009)

4.2
Investor’s Rights Agreement, effective as of December 31, 2005, by and between The University of Mississippi Research Foundation and the Registrant (incorporated by reference to, and filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.3
Tag-Along Agreement effective as of December 31, 2005, by and among the Registrant, Frank Louis Jaksch, Snr. & Maria Jaksch, Trustees of the Jaksch Family Trust, Margery Germain, Lauren Germain, Emily Germain, Lucie Germain, Frank Louis Jaksch, Jr., and the University of Mississippi Research Foundation (incorporated by reference to, and filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-140056) filed with the Commission on June 24, 2008)

4.4
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of January 1, 2016 (incorporated by reference to, and filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 17, 2016)

4.5
Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018 (incorporated by reference to, and filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 7, 2019)

4.6
Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2019)

4.7
Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2019)

4.8
Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020)

4.9
Registration Rights Agreement, dated February 20, 2021, by and among the Company and the Purchaser (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021)

10.1	Second Amendment to the Amended and Restated Exclusive License Agreement, effective as of January 1, 2022, between Dartmouth College and ChromaDex, Inc. **❖
10.2	First Amendment to the Amended and Restated Exclusive License Agreement, effective as of December 29, 2020, between Dartmouth College and ChromaDex, Inc. ❖
10.3	Side letter agreement to the Amended and Restated Exclusive License Agreement, effective as of March 13, 2019, between Dartmouth College and ChromaDex, Inc. **❖
10.4	Restated and Amended Exclusive License Agreement, effective as of March 13, 2017, between Dartmouth College and ChromaDex, Inc. **❖
10.5	First Amendment to the Joint Ownership Management Agreement, effective March 9, 2022, between Queen’s University of Belfast and ChromaDex, Inc.**❖
10.6	Joint Ownership Management Agreement, effective October 9, 2015, between Queen’s University of Belfast and ChromaDex, Inc.**❖

Exhibit No.	Description of Exhibits
10.7	Transition and Separation Agreement, effective July 8, 2021, between Lisa Harrington and ChromaDex, Inc. ❖ (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended❖
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)❖
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
❖    Filed herewith.
(1)    Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
(2)    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
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

CHROMADEX CORPORATION

Date: May 12, 2022	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)