Form 10-Q
period 2022-06-30
ChromaDex Corp.
filed 2022-08-10
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 8, 2022 there were 68,342,800 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	Jun 30, 2022	Dec 31, 2021
Assets
Current assets
Cash and cash equivalents, including restricted cash of $0.2 million as of both dates	$17,072	$28,219
Trade receivables, net of allowances of $54 and $65, respectively; Including receivables from Related Party of: $1.3 million and $2.1 million, respectively	4,228	5,226
Inventories	15,753	13,601
Prepaid expenses and other assets	1,455	1,859
Total current assets	38,508	48,905

Leasehold improvements and equipment, net	2,899	3,003
Intangible assets, net	758	857
Right-of-use assets	3,884	4,352
Other long-term assets	564	723
Total assets	$46,613	$57,840
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,197	$10,423
Accrued expenses	6,696	6,481
Current maturities of operating lease obligations	646	528
Current maturities of finance lease obligations	13	20
Customer deposits	173	161
Total current liabilities	17,725	17,613
Deferred revenue	4,228	4,346
Operating lease obligations, less current maturities	3,882	4,154
Total liabilities	25,835	26,113

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,155 shares and 68,126 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	68	68
Additional paid-in capital	203,798	200,614
Accumulated deficit	(183,090)	(168,953)
Cumulative translation adjustments	2	(2)
Total stockholders' equity	20,778	31,727
Total liabilities and stockholders' equity	$46,613	$57,840
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales, net	$16,732	$17,699	$33,991	$32,382
Cost of sales	6,690	6,889	13,417	12,338
Gross profit	10,042	10,810	20,574	20,044

Operating expenses:
Sales and marketing	8,021	6,232	16,258	12,490
Research and development	1,245	1,004	2,323	1,791
General and administrative	7,163	9,128	16,112	18,679
Total operating expenses	16,429	16,364	34,693	32,960
Operating loss	(6,387)	(5,554)	(14,119)	(12,916)

Interest expense, net	(10)	(12)	(18)	(31)
Net loss	$(6,397)	$(5,566)	$(14,137)	$(12,947)

Basic and diluted loss per common share	$(0.09)	$(0.08)	$(0.21)	$(0.20)

Basic and diluted weighted average common shares outstanding	68,336	67,986	68,325	66,086
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2022	68,149	$68	$202,502	$(176,693)	$—	$25,877
Issuance of restricted stock	6	—	—			—
Share-based compensation	—	—	1,296	—	—	1,296
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(6,397)	—	(6,397)
Balance, June 30, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	29	—	—			—
Share-based compensation	—	—	3,184	—	—	3,184
Translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(14,137)	—	(14,137)
Balance, June 30, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity - Continued
(In thousands, unless otherwise indicated)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2021	67,702	$68	$192,972	$(149,206)	$(2)	$43,832
Issuance of common stock, net of offering costs of $0.3 million	213	—	1,869			1,869
Issuance of common stock resulting from the exercise of stock options	94	—	391	—	—	391
Share-based compensation	—	—	1,616	—	—	1,616
Net loss	—	—	—	(5,566)	—	(5,566)
Balance, June 30, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.4 million	4,059	4	26,736			26,740
Issuance of common stock resulting from the exercise of stock options	2,069	2	9,022	—	—	9,024
Share-based compensation	—	—	2,900	—	—	2,900
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(12,947)		(12,947)
Balance, June 30, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142
See accompanying notes to condensed consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(14,137)	$(12,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	413	447
Amortization of intangibles	99	121
Amortization of right of use assets	468	254
Share-based compensation expense	3,184	2,900
Loss on disposal of leasehold improvements and equipment	5	—
Provision for doubtful trade receivables	22	26
Non-cash financing costs	34	57
Changes in operating assets and liabilities:
Trade receivables	976	(3,331)
Inventories	(2,152)	(500)
Implementation costs for cloud computing arrangement	(204)	(79)
Prepaid expenses and other assets	529	171
Accounts payable	(226)	525
Accrued expenses	215	(564)
Deferred revenue	(118)	—
Customer deposits and other	16	(68)
Operating lease liabilities	(154)	(312)
Net cash used in operating activities	(11,030)	(13,300)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(110)	(311)
Net cash used in investing activities	(110)	(311)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	26,740
Proceeds from exercise of stock options	—	9,024
Payment of debt issuance costs	—	(47)
Principal payments on finance leases	(7)	(25)
Net cash (used in) provided by financing activities	(7)	35,692

Net (decrease) increase in cash and cash equivalents	(11,147)	22,081
Cash and cash equivalents, including restricted cash of $0.2 million for both periods - beginning of period	28,219	16,697
Cash and cash equivalents, including restricted cash of $0.2 million for both periods - end of period	$17,072	$38,778

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$—	$1
Cash payments for principal on operating lease liabilities	$204	$312

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$—	$2,209
See accompanying notes to condensed consolidated financial statements.

Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex” or the “Company”) is a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through supplementation with NAD+ precursors.
ChromaDex is the innovator behind the NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient Niagen®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. The Company delivers Niagen® as the sole active ingredient in its consumer product Tru Niagen®. The Company further develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products. The Company also offers natural product fine chemicals, known as phytochemicals, and related research and development services.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.
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

Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these condensed consolidated financial statements for the six months ended June 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s second quarter of 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic and inflationary pressures. For the six months ended June 30, 2022, the Company incurred a net loss of $14.1 million and used net cash in operating activities of $11.0 million. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $16.9 million which consists of bank deposits or highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.

Management evaluated these conditions and anticipates that its current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet its financial obligations as they become due over at least the next twelve months from the issuance date of these financial statements. Management’s assessment additionally includes plans to minimize expenses and reduce the cash burn rate for the second half of fiscal year 2022. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives.
The Company has an available line of credit with Western Alliance Bank for up to $10.0 million, subject to certain terms and conditions which currently allow for $3.8 million of borrowing. There are no outstanding borrowings as of June 30, 2022. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of June 30, 2022, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

Note 4. Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net loss	$(6,397)	$(5,566)	$(14,137)	$(12,947)

Basic and diluted loss per common share	$(0.09)	$(0.08)	$(0.21)	$(0.20)

Basic and diluted weighted average common shares outstanding (1):	68,336	67,986	68,325	66,086

Potentially dilutive securities (2):
Stock options	11,907	10,535	11,907	10,535
Restricted stock units	593	92	593	92
(1) Includes approximately 0.2 million nonvested shares of restricted stock for the three and six months ended June 30, 2021 which are participating securities that feature voting and dividend rights.
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

The following tables set forth financial information by segment:

Three months ended June 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,520	$1,464	$748	$—	$16,732
Cost of sales	5,218	681	791	—	6,690
Gross profit (loss)	9,302	783	(43)	—	10,042
Operating expenses:
Sales and marketing	7,864	—	157	—	8,021
Research and development	1,113	132	—	—	1,245
General and administrative	—	—	—	7,163	7,163
Operating expenses	8,977	132	157	7,163	16,429

Operating income (loss)	$325	$651	$(200)	$(7,163)	$(6,387)

Six Months Ended June 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$29,457	$2,891	$1,643	$—	$33,991
Cost of sales	10,470	1,403	1,544	—	13,417
Gross profit	18,987	1,488	99	—	20,574
Operating expenses:
Sales and marketing	15,938	24	296	—	16,258
Research and development	2,115	208	—	—	2,323
General and administrative	—	—	—	16,112	16,112
Operating expenses	18,053	232	296	16,112	34,693

Operating income (loss)	$934	$1,256	$(197)	$(16,112)	$(14,119)

Three months ended June 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$15,396	$1,504	$799	$—	$17,699
Cost of sales	5,547	675	667	—	6,889
Gross profit	9,849	829	132	—	10,810
Operating expenses:
Sales and marketing	6,190	1	41	—	6,232
Research and development	926	78	—	—	1,004
General and administrative	—	—	—	9,128	9,128
Operating expenses	7,116	79	41	9,128	16,364

Operating income (loss)	$2,733	$750	$91	$(9,128)	$(5,554)

Six Months Ended June 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$27,833	$2,819	$1,730	$—	$32,382
Cost of sales	9,750	1,238	1,350	—	12,338
Gross profit	18,083	1,581	380	—	20,044
Operating expenses:
Sales and marketing	12,301	11	178	—	12,490
Research and development	1,644	147	—	—	1,791
General and administrative	—	—	—	18,679	18,679
Operating expenses	13,945	158	178	18,679	32,960

Operating income (loss)	$4,138	$1,423	$202	$(18,679)	$(12,916)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended June 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,520	$—	$—	$14,520
Niagen® Ingredient	—	1,454	—	1,454
Subtotal Niagen® Related	$14,520	$1,454	$—	$15,974

Other Ingredients	—	10	—	10
Reference Standards	—	—	704	704
Consulting and Other	—	—	44	44
Subtotal Other Goods and Services	$—	$10	$748	$758

Total Net Sales	$14,520	$1,464	$748	$16,732

Six Months Ended June 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$29,457	$—	$—	$29,457
Niagen® Ingredient	—	2,585	—	2,585
Subtotal Niagen® Related	$29,457	$2,585	$—	$32,042

Other Ingredients	—	306	—	306
Reference Standards	—	—	1,587	1,587
Consulting and Other	—	—	56	56
Subtotal Other Goods and Services	$—	$306	$1,643	$1,949

Total Net Sales	$29,457	$2,891	$1,643	$33,991

Three Months Ended June 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$15,396	$—	$—	$15,396
Niagen® Ingredient	—	1,281	—	1,281
Subtotal Niagen® Related	$15,396	$1,281	$—	$16,677

Other Ingredients	—	223	—	223
Reference Standards	—	—	695	695
Consulting and Other	—	—	104	104
Subtotal Other Goods and Services	$—	$223	$799	$1,022

Total Net Sales	$15,396	$1,504	$799	$17,699

Six Months Ended June 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$27,833	$—	$—	$27,833
Niagen® Ingredient	—	2,484	—	2,484
Subtotal Niagen® Related	$27,833	$2,484	$—	$30,317

Other Ingredients	—	335	—	335
Reference Standards	—	—	1,495	1,495
Consulting and Other	—	—	235	235
Subtotal Other Goods and Services	$—	$335	$1,730	$2,065

Total Net Sales	$27,833	$2,819	$1,730	$32,382

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2022	2021	2022	2021

A.S. Watson Group - Related Party	*	16.5%	12.0%	13.8%
* Represents less than 10%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At Jun 30, 2022	At Dec 31, 2021
A.S. Watson Group - Related Party	34.2%	39.6%
Life Extension	14.1%	22.1%
Amazon Marketplaces	13.7%	*
Matakana Health	11.5%	*
Persona	*	10.3%
* Represents less than 10%

Note 6. Related Party Transactions
The Company has two related parties, A.S. Watson Group and Horizon Ventures, through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Net Sales
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
A.S. Watson Group - Related Party	$1.5	million	$2.9	million	$4.1	million	$4.5	million
Total Related Party Net Sales	$1.5	million	$2.9	million	$4.1	million	$4.5	million

During all periods indicated, sales to Horizon Ventures were insignificant.

	Trade Receivable as of
	Jun 30, 2022		Dec 31, 2021
A.S. Watson Group - Related Party	$1.3	million	$2.1	million
Total Related Party Trade Receivables	$1.3	million	$2.1	million

For the periods indicated, trade receivables to Horizon Ventures were insignificant.

Joint Venture Agreement
On May 19, 2022, the Company entered into an agreement to form a joint venture (the “JV”) to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan (the “Territory”), subject to the terms and satisfaction of the conditions contained therein. The JV agreement is among Crystal Lake Developments Limited (Crystal Lake), Pioneer Idea Holdings Limited (Pioneer Idea), and Hong Kong (China) Taikuk Group Ltd (Taikuk). Crystal Lake is indirectly wholly-owned by Li Ka Shing, and Pioneer Idea is indirectly owned by Solina Chau, and each of Mr. Li and Ms. Chau own through affiliated entities more than 5% of the Company’s common stock. The business of the JV will be to market, sell and distribute Tru Niagen® and other products containing NR (the “Products”) developed by the Company in the Territory.
The JV agreement will have an initial term of 20 years, unless earlier terminated. Crystal Lake, Pioneer Idea and Taikuk have each agreed to contribute $1.8 million, $1.2 million and $1.0 million, respectively into the JV. In addition, the Company has agreed to pay $1.0 million to Taikuk, and Taikuk will receive an additional 5% non-voting equity interest in the JV for introducing the parties. Following the closing of the formation of the JV (the “Closing”), each of the parties will hold the following interest in the JV: the Company (71%), Crystal Lake (10.8%), Pioneer Idea (7.2%) and Taikuk (a 11% non-voting interest). The Company will have the right to elect three of the five directors in the JV, and Pioneer Idea will have the right to elect the other two directors, with each director having one vote. Certain material corporate actions will require unanimous approval of the board of the JV. The Closing is subject to certain customary closing conditions and is expected to occur by the end of the third quarter of 2022.
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the PRC State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Prior to the JV obtaining the Blue Hat Registration, we will supply the Products to the JV who will appoint a third party sub-distributor to sell the Products in the Territory. Once Blue Hat Registration is obtained, we will license to the JV certain intellectual property relating to the Products for the JV to manufacture and sell the Products in the Territory. If the Blue Hat Registration is not obtained within 24 months of Closing (which deadline for obtaining the Blue Hat Registration may be extended by an additional 12 months upon consent of the parties), the JV may repurchase the 11% non-voting interest owned by Taikuk for two dollars. As of the date of this report, the JV has not yet launched.

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	Jun 30, 2022	Dec 31, 2021
Consumer Products - Finished Goods	$7,605	$6,823
Consumer Products - Work in Process	4,966	4,131
Bulk ingredients	2,655	2,131
Reference standards	527	516
Total Inventory	$15,753	$13,601

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
Operating Leases
As of June 30, 2022, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $3.9 million and $4.5 million, respectively. For the three and six months ended June 30, 2022 and 2021, the components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating leases
Operating lease expense	$236	$152	$492	$305
Variable lease expense	45	54	85	94
Operating lease expense	281	206	577	399
Short-term lease rent expense	63	63	127	125
Total expense	$344	$269	$704	$524

At June 30, 2022
Weighted-average remaining lease term (years), operating leases	4.7
Weighted-average discount rate, operating leases	5.7%

Future minimum lease payments under operating leases as of June 30, 2022 are as follows:

Year	(In thousands)
2022 (Remainder)	$438
2023	949
2024	1,159
2025	1,141
2026	906
2027	498
Thereafter	179
Total	5,270
Less present value discount	(742)
Present value of total operating lease liabilities	4,528
Less current portion	(646)
Long-term obligations under operating leases	$3,882

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. The 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2022, there were approximately 2.8 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
General Vesting Conditions
The Company’s stock options and restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3rd of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the passage of time. Beginning in the second quarter of 2022, restricted stock units are generally subject to a three year vesting period with 1/3rd vesting per year on the anniversary of the grant date. Additionally, certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee.
Stock Options
The fair value of the Company’s stock options that are not market based are estimated at the grant date using the Black-Scholes option pricing model. The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2022:

Weighted Average:	Six Months Ended June 30, 2022
Expected term	5.7 years
Expected volatility	76.0%
Risk-free rate	2.0%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the six months ended June 30, 2022:

		Weighted Average
(In thousands except per-share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,495	$4.65	6.5	$2,452
Options Granted	2,056	2.57
Options Exercised	—	—		—
Options Forfeited	(685)	5.22
Outstanding at June 30, 2022	10,866	$4.22	6.2	$3	*

Exercisable at June 30, 2022	7,451	$4.11	4.7	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.67, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2022.

Restricted Stock Units
The following table summarizes activity of restricted stock units during the six months ended June 30, 2022:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2021	115	$10.21
Granted	518	2.34
Vested	(29)	11.83
Forfeited	(11)	11.02
Unvested shares at June 30, 2022	593	$3.24

Expected to vest at June 30, 2022	593	$3.24
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Share-based compensation expense
Cost of sales	$73	$58	$130	$98
Sales and marketing	399	454	720	842
Research and development	253	220	478	358
General and administrative	571	884	1,856	1,602
Total	$1,296	$1,616	$3,184	$2,900
In future periods, the Company expects to recognize approximately $8.7 million and $1.7 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of June 30, 2022. Future share-based compensation expense will be recognized over 1.9 and 2.2 weighted average years for unvested options and restricted stock units, respectively.

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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal.
The Company is unable to predict the outcome of the Elysium SDNY Complaint or any possible appeals and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of June 30, 2022, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument has not yet been scheduled. If the appeal is unsuccessful, or, if on remand the Court dismisses ChromaDex’s claims for some other reason, that could reduce or eliminate any competitive advantage the Company may otherwise have had.
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

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘086 Patent. On September 21, 2021, Dartmouth filed its Patent Owner Response. On December 21, 2021, Thorne filed its reply. Oral argument was held on March 15, 2022. On May 31, 2022, the PTAB issued a final written decision holding that the challenged claim was unpatentable.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. A final written decision had not yet been rendered.

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

4. Lynda Power
(A) Florida Action

On April 18, 2022, Lynda Power, a citizen of the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division alleging claims against the Company for (1) product liability (2) personal injury (3) strict liability and (4) negligence. Power's allegations are based primarily upon Power's claim that she suffered an adverse event after consuming the Company’s products. On April 26, 2022, the Court ordered Power to serve an amended complaint due to the failure to properly plead subject matter jurisdiction. On May 6, 2022, Power filed an amended complaint. On May 11, 2022, the Court issued another order that Power had not properly pleaded subject matter jurisdiction. On May 23, 2022, Power filed a second amended complaint. There has been no request for an issuance of a summons. As of August 10, 2022, the Company has not been served with the complaint. The Company believes these claims are without merit, will aggressively defend itself, and does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition, or cash flows.

5. Other

(A) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (Rejuvenation), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of Niagen® it purchased, alleging breaches of the supply agreement between the parties. As of June 30, 2022, the Company has recorded a return liability of approximately $0.5 million, which the Company offered to settle in good faith. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company filed a demurrer on September 3, 2021. On February 1, 2022, the Court sustained ChromaDex’s demurrer in its entirety with leave to amend as to the claims for Concealment and Negligent Misrepresentation, and without leave to amend as to the claim for Declaratory Relief. On February 16, 2022, Rejuvenation filed a Second Amended Complaint, asserting causes of action for Fraud and Negligent Misrepresentation. On May 16, 2022, ChromaDex filed a demurrer to the Second Amended Complaint. On June 23, 2022, Rejuvenation filed for a motion for leave to file a third amended complaint. Both the demurrer and motion for leave to amend are scheduled to be heard on September 27, 2022. The Company believes these claims are without merit and will aggressively defend itself if a reasonable settlement cannot be reached. The Company does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition or cash flows.
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
Note 11. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of June 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. On August 5, 2022, the Company filed a claim for a refund from the U.S. Treasury in the amount of approximately $2.5 million representing the anticipated Employee Retention Tax Credit (ERTC) available to it under the CARES Act. The ERTC is available to companies that retained employees on its payroll without receiving services due to fully, or partially, suspending operations during fiscal years 2020 and 2021 due to orders from an appropriate governmental authority, which limited commerce, travel, or group meetings due to COVID-19. The employee retention tax credits will be recorded as an offset to the related employee expenses within the appropriate financial statement line item. Beyond this, there were no further subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP), we have amassed more than 250 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 250+ research agreements have allowed CERP to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.
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
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our employees through office closures or implementing enhanced safety protocols to ensure the well-being of our employees. We have adapted and have been able to successfully conduct business virtually.

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

We have also recently experienced inflation in labor, raw materials, transportation and other costs. Inflation can also have a long-term impact as increasing costs may impact our ability to maintain satisfactory margins. We may be unsuccessful in passing these increases on to our customers or finding other mitigating solutions. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on customer spending. If customer sales diminish, we may be required to scale back production volumes which could negatively impact any economies of scale we have previously benefited from. We have also seen changing prices due to other macroeconomic factors including rising interest rates, fluctuations in currency exchange rates and geopolitical uncertainties such as those surrounding Russia’s invasion of Ukraine. We will continue to monitor changing prices and inflationary pressures closely as conditions may become more challenging due to ongoing and uncertain economic factors.

Recent Activities
Joint Venture Agreement with Related Parties
On May 19, 2022, we entered into an agreement to form a joint venture (the “JV”) to expand our market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan (the “Territory”), subject to the terms and satisfaction of the conditions contained therein. The JV agreement is among Crystal Lake Developments Limited (Crystal Lake), Pioneer Idea Holdings Limited (Pioneer Idea), and Hong Kong (China) Taikuk Group Ltd (Taikuk). Crystal Lake is indirectly wholly-owned by Li Ka Shing, and Pioneer Idea is indirectly owned by Solina Chau, and each of Mr. Li and Ms. Chau own through affiliated entities more than 5% of our common stock. The business of the JV will be to market, sell and distribute Tru Niagen® and other products containing NR (the “Products”) developed by us in the Territory.
The JV agreement will have an initial term of 20 years, unless earlier terminated. Crystal Lake, Pioneer Idea and Taikuk have each agreed to contribute $1.8 million, $1.2 million and $1.0 million, respectively into the JV. In addition, we have agreed to pay $1.0 million to Taikuk and Taikuk will receive an additional 5% non-voting equity interest in the JV for introducing the parties. Following the closing of the formation of the JV (the “Closing”), each of the parties will hold the following interest in the JV: us (71%), Crystal Lake (10.8%), Pioneer Idea (7.2%) and Taikuk (a 11% non-voting interest). We will have the right to elect three of the five directors in the JV, and Pioneer Idea will have the right to elect the other two directors, with each director having one vote. Certain material corporate actions will require unanimous approval of the board of the JV. The Closing is subject to certain customary closing conditions and is expected to occur by the end of the third quarter of 2022.
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the PRC State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Prior to the JV obtaining the Blue Hat Registration, we will supply the Products to the JV who will appoint a third party sub-distributor to sell the Products in the Territory. Once Blue Hat Registration is obtained, we will license to the JV certain intellectual property relating to the Products for the JV to manufacture and sell the Products in the Territory. If the Blue Hat Registration is not obtained within 24 months of Closing (which deadline for obtaining the Blue Hat Registration may be extended by an additional 12 months upon consent of the parties), the JV may repurchase the 11% non-voting interest owned by Taikuk for two dollars. As of the date of this report, the JV has not yet launched.
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
As of June 30, 2022, our cash and cash equivalents totaled approximately $17.1 million, of which $16.9 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. Additionally, we have begun implementing plans to minimize expenses and reduce our cash burn rate for the second half of fiscal year 2022. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
In June 2020, we entered into an At Market Issuance Sales Agreement (the Sales Agreement) with B. Riley FBR, Inc. (B. Riley FBR) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which ChromaDex may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (ATM Facility). As of June 30, 2022, approximately $47.8 million remains available under the ATM Facility. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

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

Our consolidated net sales and net loss for the three and six months ended on June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net sales	$16,732	$17,699	$33,991	$32,382
Net loss	(6,397)	(5,566)	(14,137)	(12,947)

Basic and diluted loss per common share	$(0.09)	$(0.08)	$(0.21)	$(0.20)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Net sales:
Consumer Products	$14,520	$15,396	(6)%	$29,457	$27,833	6%
Ingredients	1,464	1,504	(3)%	2,891	2,819	3%
Analytical reference standards and services	748	799	(6)%	1,643	1,730	(5)%
Total net sales	$16,732	$17,699	(5)%	$33,991	$32,382	5%

Total net sales decreased approximately 5% for the three months ended June 30, 2022 compared to the same period in 2021, while total net sales increased approximately 5% for the six months ended June 30, 2022 compared to the same period in 2021. Changes in sales for the periods indicated were driven by the following:
•Tru Niagen® sales for our Consumer Products segment decreased $0.9 million, or (6)%, for the three months ended June 30, 2022 compared to the same period in the prior year. The decrease is related to the initial shelf stocking in Wal-Mart to support our launch in the prior year quarter driving increased sales for the three months ended June 30, 2021, paired with a decline in sales to A.S. Watson, a related party, of $1.4 million for the three months ended June 30, 2022 compared to the prior year quarter to better align purchases with anticipated consumer demand during the key selling season in late 2022. These declines were largely offset by higher e-commerce sales of approximately $1.4 million for the three months ended June 30, 2022 compared to the same period in 2021. For the six months ended June 30, 2022 total consumer product sales increased $1.6 million, or 6%, compared to the same period in 2021. The higher sales were primarily related to increased e-commerce sales of $2.6 million, largely offset by lower sales to Wal-Mart, following the initial shelf stocking sales in 2021.
•Total ingredient sales remained relatively stable with a decrease of approximately $40 thousand, or (3)%, for the three months ended June 30, 2022 and an increase of $72 thousand, or 3%, for the six months ended June 30, 2022, each compared to the corresponding periods in 2021. For the three and six months ended June 30, 2022, Niagen® ingredient sales increased $173 thousand and $101 thousand, respectively, compared to the corresponding periods in 2021, while all other ingredient sales decreased $213 thousand and $29 thousand, respectively, during the same periods.
•Analytical reference standards and services segment sales decreased $51 thousand and $87 thousand for the three and six months ended June 30, 2022 compared to the same periods in 2021, respectively. The decreased sales are attributable to lower research and development sales throughout 2022 compared to 2021, primarily due to the timing of project requests from customers.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cost of sales:
Consumer Products	$5,218	$5,547	36%	36%	$10,470	$9,750	36%	35%
Ingredients	681	675	47	45	1,403	1,238	49	44
Analytical reference standards and services	791	667	106	83	1,544	1,350	94	78
Total cost of sales	$6,690	$6,889	40%	39%	$13,417	$12,338	39%	38%
Overall, cost of sales, as a percentage of net sales, slightly increased during the three and six months ended June 30, 2022 compared to the same periods in 2021. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment remained substantially similar for the three months ended June 30, 2022 and 2021 and increased approximately 1% for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily attributable to a shift in our business mix as we experienced higher business-to-business sales during the six months ended June 30, 2021 resulting in greater cost saving benefits from economies of scale on our overall supply chain overhead costs compared to the same period in the current year.
•Cost of sales, as a percentage of net sales, for our ingredients segment increased 2% and 5% for the three and six months ended June 30, 2022, compared to the comparable periods in 2021, respectively. The increase is primarily a result of higher supply chain overhead costs, as we increased headcount to scale the business, paired with higher costs of raw materials.
•Cost of sales, as a percentage of net sales, for the analytical reference standards and services segment increased 23% and 16% for the three and six months ended June 30, 2022 compared to the same periods in 2021, respectively. Cost of sales for our analytical reference standards and services segment are largely driven by fixed supply chain overhead costs which do not increase in proportion to sales. During the first six months of 2022, we increased our supply chain headcount in order to scale the business, increasing our overheads costs. Accordingly, as sales decreased and our supply chain labor head count increased during 2022, we experienced lower labor and overhead utilization rates resulting in increased cost of sales, as a percentage of net sales, compared to 2021.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Gross profit:
Consumer Products	$9,302	$9,849	(6)%	$18,987	$18,083	5%
Ingredients	783	829	(6)	1,488	1,581	(6)
Analytical reference standards and services	(43)	132	(133)	99	380	(74)
Total gross profit	$10,042	$10,810	(7)%	$20,574	$20,044	3%
For details supporting the changes in gross profit, refer to the discussions above regarding changes in both our net sales and cost of sales for each segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing expenses:
Consumer Products	$7,864	$6,190	27%	$15,938	$12,301	30%
Ingredients	—	1	(100)	24	11	118
Analytical reference standards and services	157	41	283	296	178	66
Total sales and marketing expenses	$8,021	$6,232	29%	$16,258	$12,490	30%
•During fiscal year 2022, for our consumer products segment, we launched a direct marketing campaign spanning multiple platforms including Amazon marketplaces, televised commercials, social media, public relations and other customer awareness and acquisition programs in addition to increasing our staffing. These focused marketing efforts drove increased sales and marketing expense of approximately $1.7 million and $3.6 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. We anticipate these expenses will decrease during the second half of 2022 as we shift our focus to efficient distribution channels and marketing campaigns, coupled with overall expense management.
•For the ingredients segment, selling and marketing expenses were nominal during the three months ended June 30, 2022 and 2021. Sales and marketing expense increased during the six months ended June 30, 2022 compared to the same period in the prior year largely due to higher commissionable sales for other ingredients.
•For the analytical reference standards and services segment, total selling and marketing expenses increased approximately $0.1 million for each of the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily driven by headcount increases.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
R&D expenses:
Consumer Products	$1,113	$926	20%	$2,115	$1,644	29%
Ingredients	132	78	69	208	147	41
Total R&D expenses	$1,245	$1,004	24%	$2,323	$1,791	30%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we had higher R&D expenses for the three and six months ended June 30, 2022 compared to the comparable period in 2021 due to increased staffing of research scientists, share-based compensation and timing of projects.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change

General and administrative	7,163	9,128	(22)%	16,112	18,679	(14)%
The decline in general and administrative expense for the three and six months ended June 30, 2022, compared to the comparable periods in 2021 was primarily driven by lower legal expense of $2.4 million and $5.1 million related to litigation which was partially offset by increased investments in technology and increased staffing in key functional areas to support growth. For additional details regarding our litigation see Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2022 and June 30, 2021, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and six months ended June 30, 2022 and 2021. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Depreciation and Amortization
Depreciation expense was approximately $0.4 million for both of the six months ended June 30, 2022 and 2021. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $99 thousand for the six months ended June 30, 2022 compared to $121 thousand for the six months ended June 30, 2021. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the six months ended June 30, 2022 was approximately $0.5 million as compared to $0.3 million for the six months ended June 30, 2021.
Liquidity and Capital Resources
From inception through June 30, 2022, we have incurred aggregate losses of approximately $183.1 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, the issuance of common stock and warrants through private placements and the issuance of debt.
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

As of June 30, 2022, we had cash and cash equivalents of $17.1 million, no material off-balance sheet arrangements, no outstanding borrowings under our line of credit with Western Alliance Bank, purchase obligations of $15.1 million related to inventory purchase commitments to be paid over approximately one year and future minimum lease obligations of $5.3 million to be paid over approximately six years. We anticipate that our current unrestricted cash and cash equivalents of $16.9 million and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. However, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources. Furthermore, in June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, pursuant to the ATM Facility, of which approximately $47.8 million remains available as of June 30, 2022. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.
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
Net cash used in operating activities: Cash used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was approximately $11.0 million and $13.3 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash used for the six months ended June 30, 2022 compared to June 30, 2021 of $2.3 million was primarily driven by the timing of collections for our trade receivables accounting for $4.3 million which was partially offset by increases in our inventories of $1.7 million.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $110 thousand for the six months ended June 30, 2022 compared to $311 thousand for the six months ended June 30, 2021. The decrease in cash used during the six months ended June 30, 2022 of $201 thousand compared to the same period in 2021 is attributable to fewer purchases of leasehold improvements and equipment.
Net cash used in and provided by financing activities: Financing cash flows consist primarily of proceeds from issuance of our common stock, exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Cash used in financing activities was approximately $7 thousand for the six months ended June 30, 2022, compared to net cash provided by financing activities of approximately $35.7 million for the six months ended June 30, 2021. The difference in cash activities is largely attributable to proceeds from the issuance of common stock pursuant to the Securities Purchase Agreement with EverFund, the ATM Facility transaction, as well as the exercise of employee stock options, all of which occurred during the six months ended June 30, 2021 with no similar activity during the six months ended June 30, 2022.

Critical Account Estimates

There have been no changes to critical accounting estimates from those disclosed in our 2021 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.
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
As previously disclosed, we face risks related to the ongoing COVID-19 pandemic, including the emergence of new variant strains with varying degrees of resistance to vaccines, and these variant strains’ impacts. COVID-19 has spread across the globe since 2020 and is impacting economic activity worldwide. COVID-19 has caused supply chain and market disruptions and volatility in the global capital markets, and has caused an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, vaccine mandates and recommendations to practice social distancing. The duration of these measures is unknown, may be extended and additional measures may be imposed, in light of the varied surge in cases, which could negatively impact our sales volumes.
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
•Reduced demand for our products due to store closures and reduced operating hours of our customers, leading to declines in our production volumes which may negatively impact any economies of scale we previously benefited from.
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
We have recorded a net loss of approximately $14.1 million for the six months ended June 30, 2022 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $27.1 million and $19.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of June 30, 2022, our accumulated deficit was approximately $183.1 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of June 30, 2022, our cash and cash equivalents totaled approximately $17.1 million, of which $16.9 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. We may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
A.S. Watson Group accounted for approximately 12.0% of our sales during the six months ended June 30, 2022. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
As a consumer-focused company, we expect to generate a significant percentage of our future revenue from sales of our Tru Niagen® product. As a result, the market acceptance of Tru Niagen® is critical to our continued success, and if we are unable to expand market acceptance and increase consumer awareness of Tru Niagen® our business, results of operations, financial condition, liquidity and growth prospects would be materially adversely affected.

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
We depend greatly on the services of Robert N. Fried, who is our Chief Executive Officer. We also depend greatly on other key employees, including key scientific and marketing personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products and provide our services. Only marketing personnel with specific experience and knowledge in health care are able to effectively market our products. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions are highly technical as well. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.
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

Additionally, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Connecticut Data Privacy Act and Utah passed the Utah Consumer Privacy Act all four of which differ from the CPRA and become effective in 2023. Each of these state laws adds potential compliance and risk for us with respect to data necessary to operate our business.

A United States federal privacy bill advanced to the U.S. House of Representatives on July 21, 2022. There remains considerable uncertainty regarding its path to become law. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
As of June 30, 2022, we had outstanding options for an aggregate of approximately 11.9 million shares of common stock at a weighted average exercise price of $4.22 per share and unvested restricted stock units of approximately 0.6 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

On May 19, 2022, the Company entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. The joint venture has not yet launched. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

We face additional risks in China due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in China. Unauthorized use of our technologies and intellectual property rights by partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products, or enforce our intellectual property rights in China or contractual restrictions relating to use of our intellectual property by Chinese companies, our revenue could be adversely affected.

Our joint venture will be subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to successfully launch our joint venture.
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
Environmental, social and governance matters may impact our business and reputation.
Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices may result in additional costs or risks. For example, standards and research regarding ESG practices could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. There can be no assurance that investors will not publicly advocate for us to not make corporate governance changes or engage in corporate actions and responding to challenges could be costly and time consuming.

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our investors’ or society’s ESG expectations. While our mission is to promote healthy aging, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2022)

10.1
Joint Venture Agreement, effective as of May 19, 2022, between the Named Parties and ChromaDex, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2022)

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

CHROMADEX CORPORATION

Date: August 10, 2022	/s/ KEVIN M. FARR
Kevin M. Farr
Chief Financial Officer

(principal financial and accounting officer and duly authorized on behalf of the registrant)