Form 10-Q
period 2022-09-30
ChromaDex Corp.
filed 2022-11-02
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022 there were 74,468,669 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	Sep 30, 2022	Dec 31, 2021
Assets
Current assets
Cash and cash equivalents, including restricted cash of $0.2 million as of both dates	$13,262	$28,219
Trade receivables, net of allowances of $51 and $65, respectively; Including receivables from Related Party of: $2.4 million and $2.1 million, respectively	4,744	5,226
Inventories	15,636	13,601
Prepaid expenses and other assets	4,259	1,859
Total current assets	37,901	48,905

Leasehold improvements and equipment, net	2,791	3,003
Intangible assets, net	714	857
Right-of-use assets	3,714	4,352
Other long-term assets	545	723
Total assets	$45,665	$57,840
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,119	$10,423
Accrued expenses	6,756	6,481
Current maturities of operating lease obligations	684	528
Current maturities of finance lease obligations	10	20
Customer deposits	158	161
Total current liabilities	16,727	17,613
Deferred revenue	4,228	4,346
Operating lease obligations, less current maturities	3,687	4,154
Total liabilities	24,642	26,113

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 68,169 shares and 68,126 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	68	68
Additional paid-in capital	205,027	200,614
Accumulated deficit	(184,075)	(168,953)
Cumulative translation adjustments	3	(2)
Total stockholders' equity	21,023	31,727
Total liabilities and stockholders' equity	$45,665	$57,840
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales, net	$17,063	$17,308	$51,054	$49,690
Cost of sales	6,856	6,730	20,273	19,068
Gross profit	10,207	10,578	30,781	30,622

Operating expenses:
Sales and marketing	5,868	7,221	22,126	19,711
Research and development	1,224	996	3,547	2,787
General and administrative	6,180	11,202	22,292	29,881
Total operating expenses	13,272	19,419	47,965	52,379
Operating loss	(3,065)	(8,841)	(17,184)	(21,757)

Other income, net - Employee Retention Tax Credit	2,085	—	2,085	—
Interest expense, net	(5)	(15)	(23)	(46)
Net loss	$(985)	$(8,856)	$(15,122)	$(21,803)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.01)	$(0.13)	$(0.22)	$(0.33)

Basic and diluted weighted average common shares outstanding	68,345	68,236	68,331	66,811
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778
Issuance of restricted stock	14	—	—	—	—	—
Share-based compensation	—	—	1,229	—	—	1,229
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(985)	—	(985)
Balance, September 30, 2022	68,169	$68	$205,027	$(184,075)	$3	$21,023

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	43	—	—	—	—	—
Share-based compensation	—	—	4,413	—	—	4,413
Translation adjustment	—	—	—	—	5	5
Net loss	—	—	—	(15,122)	—	(15,122)
Balance, September 30, 2022	68,169	$68	$205,027	$(184,075)	$3	$21,023
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity - Continued
(In thousands, unless otherwise indicated)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2021	68,009	$68	$196,848	$(154,772)	$(2)	$42,142
Issuance of common stock resulting from the exercise of stock options	85	—	341	—	—	341
Share-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	(8,856)	—	(8,856)
Balance, September 30, 2021	68,094	$68	$199,011	$(163,628)	$(2)	$35,449

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2021	61,881	$62	$158,190	$(141,825)	$(3)	$16,424
Issuance of common stock, net of offering costs of $0.4 million	4,059	4	26,736	—	—	26,740
Issuance of common stock resulting from the exercise of stock options	2,154	2	9,363	—	—	9,365
Share-based compensation	—	—	4,722	—	—	4,722
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(21,803)	—	(21,803)
Balance, September 30, 2021	68,094	$68	$199,011	$(163,628)	$(2)	$35,449
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(15,122)	$(21,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	648	679
Amortization of intangibles	143	174
Amortization of right of use assets	638	385
Share-based compensation expense	4,413	4,722
Loss on disposal of leasehold improvements and equipment	7	—
Provision for doubtful trade receivables	28	(152)
Non-cash financing costs	54	87
Changes in operating assets and liabilities:
Trade receivables	454	(2,448)
Inventories	(2,035)	(992)
Implementation costs for cloud computing arrangement	(281)	(150)
Prepaid expenses and other assets	(2,261)	(608)
Accounts payable	(1,304)	1,359
Accrued expenses	275	198
Deferred revenue	(118)	(95)
Customer deposits and other	2	(103)
Operating lease liabilities	(311)	(472)
Net cash used in operating activities	(14,770)	(19,219)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(162)	(407)
Net cash used in investing activities	(162)	(407)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	26,740
Proceeds from exercise of stock options	—	9,365
Payment of debt issuance costs	(15)	(47)
Principal payments on finance leases	(10)	(27)
Net cash (used in) provided by financing activities	(25)	36,031

Net (decrease) increase in cash and cash equivalents	(14,957)	16,405
Cash and cash equivalents, including restricted cash of $0.2 million for both periods - beginning of period	28,219	16,697
Cash and cash equivalents, including restricted cash of $0.2 million for both periods - end of period	$13,262	$33,102

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$—	$1
Cash payments for principal on operating lease liabilities	$372	$472

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$—	$2,209
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex” or the “Company”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through supplementation with NAD+ precursors.
ChromaDex is the innovator behind the NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient Niagen®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. The Company delivers Niagen® as the sole active ingredient in its consumer product Tru Niagen®. The Company further develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of consumer products. Additionally, the Company offers natural product fine chemicals, known as phytochemicals, and related research and development services.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Unaudited Condensed Consolidated Financial Statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.
Basis of Consolidation: The accompanying Unaudited Condensed Financial Statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.

Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022, that have had a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related notes.

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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of 2022 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic and inflationary pressures. For the nine months ended September 30, 2022, the Company incurred a net loss of $15.1 million and used net cash in operating activities of $14.8 million. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $13.1 million which consists of bank deposits or highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs. Subsequent to September 30, 2022, the Company closed two separate securities purchase agreements and received proceeds of approximately $7.7 million, net of offering costs of $0.4 million. For further discussion of the securities purchase agreements, see Note 12, Subsequent Events.
Management evaluated these conditions and anticipates that its current unrestricted cash and cash equivalents, cash generated from the securities purchase agreements and cash to be generated from net sales will be sufficient to meet its financial obligations as they become due over at least the next twelve months from the issuance date of these financial statements. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives.
The Company has an available line of credit with Western Alliance Bank for up to $10.0 million, subject to certain terms and conditions which currently allow for $4.3 million of borrowing. There are no outstanding borrowings as of September 30, 2022. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of September 30, 2022, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

Note 4. Earnings Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings per share amounts applicable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net loss	$(985)	$(8,856)	$(15,122)	$(21,803)

Basic and diluted loss per common share	$(0.01)	$(0.13)	$(0.22)	$(0.33)

Basic and diluted weighted average common shares outstanding (1):	68,345	68,236	68,331	66,811

Potentially dilutive securities (2):
Stock options	10,064	10,540	10,064	10,540
Restricted stock units	748	116	748	116
(1) Includes approximately 0.2 million nonvested shares of restricted stock for each of the three and nine months ended September 30, 2022 and 2021 which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

The following tables set forth financial information by segment:

Three months ended September 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,561	$1,819	$683	$—	$17,063
Cost of sales	5,224	899	733	—	6,856
Gross profit (loss)	9,337	920	(50)	—	10,207
Operating expenses:
Sales and marketing	5,696	12	160	—	5,868
Research and development	1,089	135	—	—	1,224
General and administrative	—	—	—	6,180	6,180
Operating expenses	6,785	147	160	6,180	13,272

Operating income (loss)	$2,552	$773	$(210)	$(6,180)	$(3,065)

Nine Months Ended September 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$44,018	$4,710	$2,326	$—	$51,054
Cost of sales	15,694	2,302	2,277	—	20,273
Gross profit	28,324	2,408	49	—	30,781
Operating expenses:
Sales and marketing	21,634	36	456	—	22,126
Research and development	3,204	343	—	—	3,547
General and administrative	—	—	—	22,292	22,292
Operating expenses	24,838	379	456	22,292	47,965

Operating income (loss)	$3,486	$2,029	$(407)	$(22,292)	$(17,184)

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Three months ended September 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,772	$1,789	$747	$—	$17,308
Cost of sales	5,253	732	745	—	6,730
Gross profit	9,519	1,057	2	—	10,578
Operating expenses:
Sales and marketing	7,067	10	144	—	7,221
Research and development	895	101	—	—	996
General and administrative	—	—	—	11,202	11,202
Operating expenses	7,962	111	144	11,202	19,419

Operating income (loss)	$1,557	$946	$(142)	$(11,202)	$(8,841)

Nine Months Ended September 30, 2021	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$42,605	$4,608	$2,477	$—	$49,690
Cost of sales	15,003	1,970	2,095	—	19,068
Gross profit	27,602	2,638	382	—	30,622
Operating expenses:
Sales and marketing	19,368	21	322	—	19,711
Research and development	2,539	248	—	—	2,787
General and administrative	—	—	—	29,881	29,881
Operating expenses	21,907	269	322	29,881	52,379

Operating income (loss)	$5,695	$2,369	$60	$(29,881)	$(21,757)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended September 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,561	$—	$—	$14,561
Niagen® Ingredient	—	1,804	—	1,804
Subtotal Niagen® Related	14,561	1,804	—	16,365

Other Ingredients	—	15	—	15
Reference Standards	—	—	661	661
Consulting and Other	—	—	22	22
Subtotal Other Goods and Services	—	15	683	698

Total Net Sales	$14,561	$1,819	$683	$17,063

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$44,018	$—	$—	$44,018
Niagen® Ingredient	—	4,389	—	4,389
Subtotal Niagen® Related	44,018	4,389	—	48,407

Other Ingredients	—	321	—	321
Reference Standards	—	—	2,248	2,248
Consulting and Other	—	—	78	78
Subtotal Other Goods and Services	—	321	2,326	2,647

Total Net Sales	$44,018	$4,710	$2,326	$51,054

Three Months Ended September 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,772	$—	$—	$14,772
Niagen® Ingredient	—	1,665	—	1,665
Subtotal Niagen® Related	14,772	1,665	—	16,437

Other Ingredients	—	124	—	124
Reference Standards	—	—	735	735
Consulting and Other	—	—	12	12
Subtotal Other Goods and Services	—	124	747	871

Total Net Sales	$14,772	$1,789	$747	$17,308

Nine Months Ended September 30, 2021	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$42,605	$—	$—	$42,605
Niagen® Ingredient	—	4,149	—	4,149
Subtotal Niagen® Related	42,605	4,149	—	46,754

Other Ingredients	—	459	—	459
Reference Standards	—	—	2,230	2,230
Consulting and Other	—	—	247	247
Subtotal Other Goods and Services	—	459	2,477	2,936

Total Net Sales	$42,605	$4,608	$2,477	$49,690

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2022	2021	2022	2021

A.S. Watson Group - Related Party	15.4%	15.2%	12.0%	14.3%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At Sep 30, 2022	At Dec 31, 2021
A.S. Watson Group - Related Party	51.3%	39.6%
Life Extension	15.7%	22.1%
Amazon Marketplaces	21.6%	*
Persona	*	10.3%
* Represents less than 10%

Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Net Sales
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
A.S. Watson Group - Related Party	$2.6	million	$2.6	million	$6.7	million	$7.1	million
Total Related Party Net Sales	$2.6	million	$2.6	million	$6.7	million	$7.1	million

	Trade Receivable as of
	Sep 30, 2022		Dec 31, 2021
A.S. Watson Group - Related Party	$2.4	million	$2.1	million
Total Related Party Trade Receivables	$2.4	million	$2.1	million

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Joint Venture Agreement
On May 19, 2022, the Company entered into an agreement to form a joint venture (the “May JV Agreement”) to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan (the “Territory”). The May JV Agreement was among the Company, Crystal Lake Developments Limited (Crystal Lake), Pioneer Idea Holdings Limited (Pioneer Idea), and Hong Kong (China) Taikuk Group Ltd (Taikuk). Crystal Lake is indirectly wholly-owned by Li Ka-Shing, and Pioneer Idea is indirectly owned by Solina Chau, and each of Mr. Ka-Shing and Ms. Chau own through affiliated entities more than 5% of the Company’s common stock. On September 30, 2022, the Company entered into a Termination Agreement for the purpose of terminating the May JV Agreement. The Termination Agreement was approved by the Audit Committee of the Board in accordance with the Company’s Related-Persons Transaction Policy.
In connection with the Termination Agreement, on September 30, 2022, Asia Pacific Scientific, Inc., an indirect wholly owned subsidiary of the Company, and Hong Kong (China) Taikuk Group Ltd (Taikuk) entered into a shareholders agreement (the “Shareholders Agreement”) pursuant to which Taikuk has agreed to contribute $1.0 million (the “Subscription Price”) in exchange for an 11% non-voting equity interest in ChromaDex Asia Pacific Ventures Limited, a subsidiary of Asia Pacific Scientific, Inc. (the “Joint Venture” or “JV”). Additionally, the Company shall pay $1.0 million in cash to Taikuk (the “Taikuk Fee”) upon the closing of the Shareholders Agreement (the “Closing”). The Company and Taikuk have mutually agreed that no exchange of funds for the Taikuk Fee and Subscription Price was necessary and, accordingly, no cash has or will exchange hands related to these provisions of the Shareholders Agreement. The articles of association of the JV were amended and restated simultaneously with the Closing.
The purpose of the JV is to commercialize Tru Niagen® and other products containing nicotinamide riboside to be developed by the Company in the ordinary course (the “Products”) in the Territory. The Shareholders Agreement has an initial term of 20 years, unless earlier terminated. The Company indirectly owns an 89% equity interest (and all of the voting interests) in the JV and has the right to elect all three directors of the JV.
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.
The fair value of the 11% non-voting interest and corresponding share-based compensation expense of $1.0 million was determined as of the grant date of September 30, 2022 and based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs. The most significant of these inputs were the combined weighted averages of the a) discount rate at 27.5%, b) present value of estimated future cash flows of $3.9 million and c) the present value of the terminal value at $5.6 million.
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three months ended September 30, 2022.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	Sep 30, 2022	Dec 31, 2021
Consumer Products - Finished Goods	$9,214	$6,823
Consumer Products - Work in Process	3,157	4,131
Bulk ingredients	2,743	2,131
Reference standards	522	516
Total Inventory	$15,636	$13,601

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
Operating Leases
As of September 30, 2022, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $3.7 million and $4.4 million, respectively. For the three and nine months ended September 30, 2022 and 2021, the components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating leases
Operating lease expense	$235	$152	$727	$359
Variable lease expense	47	51	132	139
Operating lease expense	282	203	859	498
Short-term lease rent expense	33	63	160	191
Total expense	$315	$266	$1,019	$689

At September 30, 2022
Weighted-average remaining lease term (years), operating leases	4.6
Weighted-average discount rate, operating leases	5.9%

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases as of September 30, 2022 are as follows:

Year	(In thousands)
2022 (Remainder)	$216
2023	949
2024	1,159
2025	1,141
2026	906
2027	498
Thereafter	179
Total	5,048
Less present value discount	(677)
Present value of total operating lease liabilities	4,371
Less current portion	(684)
Long-term obligations under operating leases	$3,687

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. The 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2022, there were approximately 4.4 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards that are not market based. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires judgment, including estimating stock price volatility and expected option life. The fair-value of the restricted stock unit awards at the grant date is based on the market price on the grant date. The Company develops estimates based on historical data and market information, which can change significantly over time, and adjusts for forfeitures as they occur.
General Vesting Conditions
The Company’s stock options and restricted stock unit awards are generally subject to a one-year cliff vesting period after which 1/3rd of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the passage of time. Beginning in the second quarter of 2022, restricted stock units are generally subject to a three-year vesting period with 1/3rd vesting per year on the anniversary of the grant date. Certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee. Certain executive stock option and RSU awards provide for accelerated vesting if there is a change in control or termination without cause.
Stock Options
The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2022:

Weighted Average:	Nine Months Ended September 30, 2022
Expected term	6.7 years
Expected volatility	76.5%
Risk-free rate	2.5%
Expected dividends	—%

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2022:

		Weighted Average
(In thousands except per-share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,495	$4.65	6.5	$2,452
Options Granted	2,334	2.46
Options Exercised	—	—		—
Options Forfeited	(2,806)	4.09
Outstanding at September 30, 2022	9,023	$4.25	6.3	$—	*

Exercisable at September 30, 2022	6,112	$4.42	5.0	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.23, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2022.

Restricted Stock Units
The following table summarizes activity of restricted stock units during the nine months ended September 30, 2022:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2021	115	$10.21
Granted	690	2.17
Vested	(43)	11.10
Forfeited	(14)	9.85
Unvested shares at September 30, 2022	748	$2.75

Expected to vest at September 30, 2022	748	$2.75
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Share-based compensation expense
Cost of sales	$73	$58	$203	$156
Sales and marketing	414	456	1,134	1,298
Research and development	252	275	730	633
General and administrative	490	1,033	2,346	2,635
Total	$1,229	$1,822	$4,413	$4,722
In future periods, the Company expects to recognize approximately $6.2 million and $1.7 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of September 30, 2022. Future share-based compensation expense will be recognized over 1.8 and 1.9 weighted average years for unvested options and restricted stock units, respectively. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of September 30, 2022.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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
On February 18, 2022, ChromaDex, Inc. and Elysium jointly filed a notice informing the court that ChromaDex, Inc. had filed in the U.S. District Court for the Southern District of New York (SDNY Court) a motion to enforce a settlement agreement between ChromaDex, Inc. and Elysium that ChromaDex, Inc. asserts would materially affect the California Action. On April 22, 2022, ChromaDex, Inc. and Elysium jointly filed a notice informing the court that the SDNY Court had granted ChromaDex, Inc.’s motion to enforce the settlement agreement. On April 29, 2022, ChromaDex, Inc. filed a notice informing the court that the SDNY Court had dismissed the SDNY action with prejudice pursuant to the settlement agreement. On August 22, 2022, ChromaDex, Inc. filed a motion for entry of judgment pursuant to Federal Rule of Civil Procedure 54(b) on the basis that the settlement agreement was enforceable and resolved the claims and counterclaims tried to the jury in the California Action. Elysium’s opposition brief was filed on August 29, 2022, and ChromaDex, Inc.’s reply brief was filed on September 2, 2022. On September 13, 2022, the court denied ChromaDex, Inc.’s motion for entry of judgment pursuant to Rule 54(b).
On September 28, 2022, ChromaDex, Inc., Elysium, and Mark Morris filed a joint stipulation requesting that the court stay the California Action pending the final resolution of ChromaDex, Inc.’s appeal in the U.S. Court of Appeals for the Federal Circuit captioned ChromaDex, Inc. v. Elysium Health, Inc., No. 2022-1116 (the “Federal Circuit Appeal”). On September 28, 2022, the court issued an order staying the California Action pending the final resolution of the Federal Circuit Appeal.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal. Elysium filed its opening brief on August 24, 2022. ChromaDex’s brief is due on November 22, 2022.
The Company is unable to predict the outcome of the Elysium SDNY Complaint or any possible appeals and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of September 30, 2022, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument has been scheduled for December 6, 2022. If the appeal is unsuccessful, or, if on remand the Court dismisses ChromaDex’s claims for some other reason, it will impact any competitive advantage the Company may otherwise have had.
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

On December 1, 2020, Thorne filed a petition for IPR of the ‘086 Patent. Dartmouth’s preliminary response to the petition was filed on March 15, 2021. On June 10, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘086 Patent. On September 21, 2021, Dartmouth filed its Patent Owner Response. On December 21, 2021, Thorne filed its reply. Oral argument was held on March 15, 2022. On May 31, 2022, the PTAB issued a final written decision holding that the challenged claim was unpatentable. On August 2, 2022, Dartmouth filed a notice of appeal.

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. On August 10, 2022, the PTAB issued a final written decision holding that the challenged claims were not unpatentable. On October 12, 2022, Thorne filed a notice of appeal.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(B) Southern District of New York – Patent Infringement Action

On May 12, 2021, ChromaDex and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the Southern District of New York. The complaint alleges that certain of Thorne’s dietary supplements containing isolated NR infringe the ‘807 and ‘086 Patents, which claim compositions containing isolated nicotinamide riboside and are held by Dartmouth and licensed exclusively to ChromaDex. On July 6, 2021, Thorne filed an answer and counterclaims to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief. The counterclaims seek declaratory judgment of patent invalidity for the ‘807 and ‘086 Patents. On July 8, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of the institution decision in the ‘807 Patent IPR. On July 9, 2021, the Court granted the stipulation and order to stay. On August 19, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of final written decisions in the IPRs. On August 20, 2021, the Court granted the stipulation and order to stay. On August 24, 2022, the parties filed a status report agreeing to continue to stay until fourteen days after the deadline to appeal the final written notice decision in the ‘807 Patent IPR. On October 26, 2022, the parties filed a further status report agreeing to continue the stay through resolution of the appeals.

3. Erica Martinez
(A) California Action

On October 1, 2021, Erica Martinez, a former employee of ChromaDex, filed a complaint in the Orange County Superior Court alleging claims against ChromaDex for: (1) disability discrimination, (2) failure to accommodate a disability, (3) failure to engage in the interactive process, (4) retaliation for taking California Family Rights Act leave, and (5) failure to prevent discrimination and harassment. Martinez’s allegations are based primarily upon Martinez’s claim that her son was allegedly diagnosed with Autism Spectrum Disorder in or around July 17, 2019, and ChromaDex allegedly retaliated against, and ultimately terminated, her for taking time off to care for her son and attend his doctors’ appointments. ChromaDex has not been served with the Summons and Complaint. The parties have settled this matter and the request for dismissal, with prejudice, of Martinez’s claims was entered on January 25, 2022. The resolution of such matter was not material to the Company.

4. Lynda Power
(A) Florida Action

On April 18, 2022, Lynda Power, a citizen of the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division alleging claims against the Company for (1) product liability (2) personal injury (3) strict liability and (4) negligence. Power's allegations are based primarily upon Power's claim that she suffered an adverse event after consuming the Company’s products. On April 26, 2022, the Court ordered Power to serve an amended complaint due to the failure to properly plead subject matter jurisdiction. On May 6, 2022, Power filed an amended complaint. On May 11, 2022, the Court issued another order that Power had not properly pleaded subject matter jurisdiction. On May 23, 2022, Power filed a second amended complaint. On August 2, 2022, the Magistrate Judge issued a Report and Recommendation on Power’s motion to proceed in forma pauperis, which included an analysis of the second amended complaint. The Report and Recommendation recommended that the Court (i) deny the motion to proceed in forma pauperis, (ii) dismiss the second amended complaint with prejudice, and (iii) direct the Clerk of the Court to close the file. On August 2, 2022, Power filed an objection to the Report and Recommendation.

On September 20, 2022, the Court (i) dismissed the complaint without prejudice, but without leave to amend (ii) denied the motion to proceed in forma pauperis, and (iii) directed the Clerk of the Court to close the file. On October 11, 2022, Power filed a motion to extend the time to object to the Report and Recommendation. On October 28, 2022, the Court denied the motion to extend.

As of November 2, 2022, the Company has not been served with the complaint. The Company believes these claims are without merit, will aggressively defend itself, and does not anticipate that the ultimate resolution of this matter will be material to the Company’s operations, financial condition, or cash flows.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
5. Other

(A) Rejuvenation Therapeutics

On September 15, 2020, the Company received a letter from a customer, Rejuvenation Therapeutics Corp. (Rejuvenation), and has received subsequent correspondence, requesting a full refund of approximately $1.6 million of Niagen® it purchased, alleging breaches of the supply agreement between the parties. On May 13, 2021, Rejuvenation filed a complaint in the Superior Court of the State of California, County of Orange, asserting causes of action for Concealment and Negligent Misrepresentation. On July 20, 2021, Rejuvenation filed an amended complaint adding a claim for Declaratory Relief. The Company filed a demurrer on September 3, 2021. On February 1, 2022, the Court sustained ChromaDex’s demurrer in its entirety with leave to amend as to the claims for Concealment and Negligent Misrepresentation, and without leave to amend as to the claim for Declaratory Relief. On February 16, 2022, Rejuvenation filed a Second Amended Complaint, asserting causes of action for Fraud and Negligent Misrepresentation. On May 16, 2022, ChromaDex filed a demurrer to the Second Amended Complaint. On June 23, 2022, Rejuvenation filed for a motion for leave to file a third amended complaint. On October 21, 2022, the parties reached a settlement on confidential terms and the resolution was not material to the Company.

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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11. Employee Retention Tax Credit

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (ERTC): a refundable tax credit against certain employment taxes for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. During the third quarter of 2022, the Company evaluated its eligibility for the ERTC and is eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to fifty percent (50%) of the qualified wages paid to employees between March 27, 2020 and December 31, 2020 and seventy percent (70%) of the qualified wages paid to employees between January 1, 2021 and September 30, 2021. For fiscal year 2020, qualified wages are limited to $10,000 annually per employee for a maximum allowable ERTC per employee of $5,000 annually and qualified wages are limited to $10,000 per calendar quarter in 2021 for a maximum allowable ERTC per employee of $7,000 for each calendar quarter in 2021.

The Company qualified for the ERTC in the last three quarters of 2020 and all three quarters of 2021 and filed a claim for the credit in August 2022. During the quarter ended September 30, 2022, the Company recorded an aggregate benefit of approximately $2.1 million in Other income, net - Employee Retention Tax Credit in its Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC for all eligible quarters. The receivable for the ERTC benefit is included within Prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2022.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12. Subsequent Events
Securities Purchase Agreement and Registration Rights Agreement - Related Parties
On September 30, 2022, the Company entered into a Securities Purchase Agreement with Pioneer Step Holdings Limited (Pioneer Step), Champion River Ventures Limited (Champion) and Robert Fried (collectively, the “Purchasers”) pursuant to which the Company agreed to sell and issue approximately 2.5 million shares of common stock at a price of $1.25 per share (the “Financing”). Champion is indirectly owned by Li Ka-Shing and Pioneer Step is indirectly owned by Solina Chau, and each of Mr. Ka-Shing and Ms. Chau own through affiliated entities more than 5% of the Company’s common stock. Pursuant to previous agreements, each of Pioneer Step and Champion have appointed a member of the Company’s Board. Mr. Fried is the Company’s Chief Executive Officer. The transaction and related agreements were approved by the Audit Committee of the Board in accordance with the Company’s Related-Persons Transaction Policy. On October 7, 2022, the Company closed the Financing and received proceeds of approximately $2.9 million, net of offering costs of $0.2 million.
In connection with the Financing, on September 30, 2022, the Company also entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company agreed to (i) file one or more registration statements with the SEC to cover the resale of the shares of Common Stock issued to the Purchasers, (ii) use reasonable best efforts to have all such registration statements declared effective within the timeframes set forth in the Registration Rights Agreement, and (iii) use commercially reasonable efforts to keep such registration statements effective during the timeframes set forth in the Registration Rights Agreement. In the event that such registration statements are not filed or declared effective within the timeframes set forth in the Registration Rights Agreement, any such effective registration statements subsequently become unavailable, or the Purchasers are unable to sell the shares of Common Stock issued pursuant to the Financing due to failure by the Company to satisfy the current public information requirement of Rule 144 under the Securities Act, the Company would be required to pay liquidated damages to the Purchasers equal to 1.0% of the aggregate purchase price per month for each default (up to a maximum of 5.0% of such aggregate purchase price).

NHSc Agreement

On October 10, 2022, the Company and Société des Produits Nestlé SA, a société anonyme organized under the laws of Switzerland (NHSc), as successor-in-interest to NESTEC Ltd., entered into an amended and restated supply agreement (the “Supply Agreement”), which amends and restates the supply agreement, dated December 19, 2018, entered into by the Company and NESTEC Ltd. Pursuant to the Supply Agreement, NHSc and its affiliates will exclusively purchase nicotinamide riboside chloride (NRCL) from the Company and NHSc and its affiliates will have the non-exclusive right to manufacture, market, distribute, and sell products using NRCL for human use in the (i) medical nutritional, (ii) functional food and beverage and (iii) multi-ingredient dietary supplements categories sold under one of the NHSc brands (the “Approved Products”) world-wide, but excluding certain countries and ingredient combinations. The term of the Supply Agreement is five years, unless earlier terminated, and is subject to automatic extensions provided certain minimum purchases by NHSc are met.

As consideration for the rights granted to NHSc under the Supply Agreement, NHSc agreed to an initial purchase commitment of NRCL equal to approximately $2.0 million. The Supply Agreement additionally provides for NHSc to pay a royalty to the Company at tiered percentage rates in the low-single digits based on worldwide annual net sales of the Approved Products, subject to certain deductions. Furthermore, the Supply Agreement provides for NHSc to pay the Company two separate one-time milestone payments in the low seven figures depending on whether NHSc achieves certain net sales targets in any contract year.

In connection with the entry into the Supply Agreement, the Company entered into a Securities Purchase Agreement with NHSc, pursuant to which NHSc agreed to purchase 3.8 million shares of common stock at a price of $1.31 which is equal to the volume weighted average price of the Company’s common stock for the ten trading days preceding October 10, 2022 (the “Securities Purchase Agreement”). On October 17, 2022, the Company closed the Securities Purchase Agreement and received proceeds of approximately $4.8 million, net of offering costs of $0.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and the Consolidated Financial Statements and notes thereto in our 2021 Annual Report on Form 10-K. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3. Data from numerous preclinical studies and human clinical trials show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Niagen® is confirmed safe for human consumption as a dietary supplement and food ingredient. Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission and the Therapeutic Goods Administration of Australia. Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Niagen® is protected by patents to which we are the owner or have exclusive rights.
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
Under the Coronavirus Aid, Relief, and Economic Security Act the employee retention tax credit (ERTC) was established and subsequently amended by other Acts. During the third quarter of 2022, we evaluated our eligibility for the ERTC and determined that we qualified in all three quarters of 2020 and the first three quarters in 2021. As a result, during August 2022, we filed a claim for the ERTC. As of September 30, 2022, we recognized approximately $2.1 million in Other income - Employee Retention Tax Credit in our Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC. For further discussion, see Note 11, Employee Retention Tax Credit.

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

We have also experienced inflation in labor, raw materials, transportation and other costs. Inflation can have a long-term impact as increasing costs may affect our ability to maintain satisfactory margins. We may be unsuccessful in passing these increases on to our customers or finding other mitigating solutions. Furthermore, increases in inflation may not be matched by growth in consumer income, which could have a negative impact on customer spending. If customer sales diminish, we may be required to scale back production volumes which could negatively impact any economies of scale we have previously benefited from. We have also seen changing prices due to other macroeconomic factors including rising interest rates, fluctuations in currency exchange rates and geopolitical uncertainties such as those surrounding Russia’s invasion of Ukraine. We will continue to monitor changing prices and inflationary pressures closely as conditions may become more challenging due to ongoing and uncertain economic factors.
Recent Activities
Joint Venture Agreement
On May 19, 2022, we entered into an agreement to form a joint venture (the “May JV Agreement”) to expand our market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan (the “Territory”). The May JV Agreement was among us, Crystal Lake Developments Limited (Crystal Lake), Pioneer Idea Holdings Limited (Pioneer Idea), and Hong Kong (China) Taikuk Group Ltd (Taikuk). Crystal Lake is indirectly wholly-owned by Li Ka-Shing, and Pioneer Idea is indirectly owned by Solina Chau, and each of Mr. Ka-Shing and Ms. Chau own through affiliated entities more than 5% of the Company’s common stock. On September 30, 2022, we entered into a Termination Agreement for the purpose of terminating the May JV Agreement. The Termination Agreement was approved by the Audit Committee of the Board in accordance with the our Related-Persons Transaction Policy.
In connection with the Termination Agreement, on September 30, 2022, Asia Pacific Scientific, Inc., our indirect wholly owned subsidiary, and Hong Kong (China) Taikuk Group Ltd (Taikuk) entered into a shareholders agreement (the “Shareholders Agreement”) pursuant to which Taikuk has agreed to contribute $1.0 million (the “Subscription Price”) in exchange for an 11% non-voting equity interest in ChromaDex Asia Pacific Ventures Limited, a subsidiary of Asia Pacific Scientific, Inc. (the “Joint Venture” or “JV”). Additionally, we shall pay $1.0 million in cash to Taikuk (the “Taikuk Fee”) upon the closing of the Shareholders Agreement (the “Closing”). We have mutually agreed with Taikuk that no exchange of funds for the Taikuk Fee and Subscription Price was necessary and, accordingly, no cash has or will exchange hands related to these provisions of the Shareholders Agreement.
The purpose of the JV is to commercialize Tru Niagen® and other products containing nicotinamide riboside to be developed by us in the ordinary course (the “Products”) in the Territory. The Shareholders Agreement has an initial term of 20 years, unless earlier terminated. We indirectly own an 89% equity interest (and all of the voting interests) in the JV and have the right to elect all three directors of the JV.

Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in our name or our designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, we shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.
The fair value of the 11% non-voting interest and corresponding share-based compensation expense of $1.0 million was determined as of the grant date of September 30, 2022 and based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs. The most significant of these inputs were the combined weighted averages of the a) discount rate at 27.5%, b) present value of estimated future cash flows of $3.9 million and c) the present value of the terminal value at $5.6 million.
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on our and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three months ended September 30, 2022.

Securities Purchase Agreement and Registration Rights Agreement - Related Parties
On September 30, 2022, we entered into a Securities Purchase Agreement with Pioneer Step Holdings Limited (Pioneer Step), Champion River Ventures Limited (Champion) and Robert Fried (collectively, the “Purchasers”) pursuant to which we agreed to sell and issue approximately 2.5 million shares of common stock at a price of $1.25 per share (the “Financing”). Champion and Pioneer Step are related parties. Mr. Fried is our Chief Executive Officer. The transaction and related agreements were approved by the Audit Committee of the Board in accordance with our Related-Persons Transaction Policy. On October 7, 2022, we closed the Financing and received proceeds of approximately $2.9 million, net of offering costs of $0.2 million. Additionally, in connection with the Financing, we entered into a Registration Rights Agreement with the Purchasers. In the event of certain specified defaults under the agreement, we would be required to pay liquidating damages to the Purchasers equal to 1.0% of the aggregate purchase price per month for each default (up to a maximum of 5.0% of such aggregate purchase price). For further discussion, see Note 12, Subsequent Events.
NHSc Agreement

On October 10, 2022, we and Société des Produits Nestlé SA, a société anonyme organized under the laws of Switzerland (NHSc), as successor-in-interest to NESTEC Ltd., entered into an amended and restated supply agreement (the “Supply Agreement”), which amends and restates the supply agreement, dated December 19, 2018, entered into by us and NESTEC Ltd. Pursuant to the Supply Agreement, NHSc and its affiliates will exclusively purchase nicotinamide riboside chloride (NRCL) from us and NHSc and its affiliates will have the non-exclusive right to manufacture, market, distribute, and sell products using NRCL for human use in the (i) medical nutritional, (ii) functional food and beverage and (iii) multi-ingredient dietary supplements categories sold under one of the NHSc brands (the “Approved Products”) world-wide, but excluding certain countries and ingredient combinations. The term of the Supply Agreement is five years, unless earlier terminated, and is subject to automatic extensions provided certain minimum purchases by NHSc are met.

As consideration for the rights granted to NHSc under the Supply Agreement, NHSc agreed to an initial purchase commitment of NRCL equal to approximately $2 million. The Supply Agreement additionally provides for NHSc to pay a royalty to us at tiered percentage rates in the low-single digits based on worldwide annual net sales of the Approved Products, subject to certain deductions. Furthermore, the Supply Agreement provides for NHSc to pay us two separate one-time milestone payments in the low seven figures depending on whether NHSc achieves certain net sales targets in any contract year.

In connection with the entry into the Supply Agreement, we entered into a Securities Purchase Agreement with NHSc, pursuant to which NHSc agreed to purchase 3.8 million shares of common stock at a price of $1.31 which is equal to the volume weighted average price of our common stock for the ten trading days preceding October 10, 2022 (the “Securities Purchase Agreement”). On October 17, 2022, we closed the Securities Purchase Agreement and received proceeds of approximately $4.8 million, net of offering costs of $0.2 million.

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
As of September 30, 2022, our cash and cash equivalents totaled approximately $13.3 million, of which $13.1 million was unrestricted. Subsequent to September 30, 2022, we closed two separate securities purchase agreements and received proceeds of approximately $7.7 million, net of offering costs of $0.4 million. For further discussion of the securities purchase agreements, see Note 12, Subsequent Events. We anticipate that our current unrestricted cash and cash equivalents, cash generated from the securities purchase agreements and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
In June 2020, we entered into an At Market Issuance Sales Agreement (the Sales Agreement) with B. Riley FBR, Inc. (B. Riley FBR) and Raymond James & Associates, Inc. (“Raymond James” and together with B. Riley FBR, the “Sales Agents”) under which ChromaDex may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the Sales Agents (ATM Facility). As of September 30, 2022, approximately $47.8 million remains available under the ATM Facility. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.
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
We currently have three operating segments which offer differentiated services. Through our Consumer Products segment we provide finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers and distributors. We deliver Niagen® as the sole active ingredient in our consumer product Tru Niagen® which is offered in both convenient capsules and stickpacks. We additionally offer consumer products containing Niagen® in combination with other nutrients, such as, but not limited to, Tru Niagen® Immune. Our ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw material to the manufacturers of consumer products. Our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services. The results of these segments and our consolidated operations are detailed in the discussion that follows.

Our consolidated net sales and net loss for the three and nine months ended on September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net sales	$17,063	$17,308	$51,054	$49,690
Net loss	(985)	(8,856)	(15,122)	(21,803)

Basic and diluted loss per common share	$(0.01)	$(0.13)	$(0.22)	$(0.33)
During the three and nine months ended September 30, 2022, we recognized $2.1 million in Other income related to the ERTC. Excluding the ERTC, our net loss for the three and nine months ended September 30, 2022 is $(3.1) million and $(17.2) million, respectively, and basic and diluted loss per common share is $(0.04) and $(0.25), respectively.

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Net sales:
Consumer Products	$14,561	$14,772	(1)%	$44,018	$42,605	3%
Ingredients	1,819	1,789	2%	4,710	4,608	2%
Analytical reference standards and services	683	747	(9)%	2,326	2,477	(6)%
Total net sales	$17,063	$17,308	(1)%	$51,054	$49,690	3%

Total net sales remained relatively flat for the three months ended September 30, 2022 compared to the same period in 2021, declining approximately 1%, while total net sales for the nine months ended September 30, 2022 compared to the same period in 2021 increased approximately 3%. Changes in sales for the periods indicated were driven by the following:
•Tru Niagen® sales continue to see steady e-commerce growth during the three and nine months ended September 30, 2022 with approximately $0.8 million and $3.4 million in higher sales compared to the same periods in 2021, respectively. This growth was largely offset by declines in business-to-business sales to our distributor partners during the three and nine months ended September 30, 2022 with approximately $1.0 million and $1.6 million lower sales compared to the same periods in 2021, respectively. Our distributor partners have experienced lower growth during fiscal year 2022 due to COVID-19 headwinds and other macroeconomic factors. We remain committed to working with these partners to collectively maximize sales while simultaneously continuing to grow our e-commerce channels.
•Total ingredient sales remained relatively flat, increasing approximately $30 thousand, or 2%, for the three months ended September 30, 2022 and $102 thousand, or 2%, for the nine months ended September 30, 2022, each compared to the same periods in 2021, respectively. During the three and nine months ended September 30, 2022, we continue to see modest growth in Niagen® ingredient sales compared to the same periods in 2021, which are being partially offset by slight declines for all other ingredient sales due to demand from customers.
•Analytical reference standards and services segment sales decreased $64 thousand and $151 thousand for the three and nine months ended September 30, 2022 compared to the same periods in 2021, respectively. The decline in sales are generally attributable to lower demand for research and development services throughout 2022 compared to 2021, primarily due to the timing of project requests from customers.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cost of sales:
Consumer Products	$5,224	$5,253	36%	36%	$15,694	$15,003	36%	35%
Ingredients	899	732	49	41	2,302	1,970	49	43
Analytical reference standards and services	733	745	107	100	2,277	2,095	98	85
Total cost of sales	$6,856	$6,730	40%	39%	$20,273	$19,068	40%	38%
Generally, cost of sales, as a percentage of net sales, saw slight increases during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Changes in cost of sales, as a percentage of net sales, were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment remained flat for the three months ended September 30, 2022 and 2021 and increased roughly 1% for the nine months ended September 30, 2022 compared to the same period in 2021. The minor increase is attributable to increases in our supply chain headcount, including overall wage inflation, and other inflationary pressures, partially offset by a shift in our business mix as we experienced elevated e-commerce sales which provide higher gross margins during the nine months ended September 30, 2022 compared to the same period in 2021.
•Cost of sales, as a percentage of net sales, for our ingredients segment increased 8% and 6% for the three and nine months ended September 30, 2022, compared to the same periods in 2021, respectively. The increase is primarily a result of higher supply chain overhead costs, as we modestly increased headcount to scale the business and were impacted by overall wage inflation, paired with higher costs of raw materials.
•Cost of sales, as a percentage of net sales, for the analytical reference standards and services segment increased 7% and 13% for the three and nine months ended September 30, 2022 compared to the same periods in 2021, respectively. Cost of sales for our analytical reference standards and services segment are largely driven by fixed supply chain overhead costs which do not increase in proportion to sales. Additionally, during fiscal year 2022, we increased our supply chain headcount in order to scale the business and were impacted by overall wage inflation, increasing these overheads costs. Accordingly, due to the increased head count for supply chain labor paired with a decrease in sales during 2022, we experienced lower labor and overhead utilization rates resulting in higher cost of sales, as a percentage of net sales, compared to 2021.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Gross profit:
Consumer Products	$9,337	$9,519	(2)%	$28,324	$27,602	3%
Ingredients	920	1,057	(13)	2,408	2,638	(9)
Analytical reference standards and services	(50)	2	(2,600)	49	382	(87)
Total gross profit	$10,207	$10,578	(4)%	$30,781	$30,622	1%
For details supporting the changes in gross profit, refer to the discussions above regarding changes in both our net sales and cost of sales for each segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing expenses:
Consumer Products	$5,696	$7,067	(19)%	$21,634	$19,368	12%
Ingredients	12	10	20	36	21	71
Analytical reference standards and services	160	144	11	456	322	42
Total sales and marketing expenses	$5,868	$7,221	(19)%	$22,126	$19,711	12%
•During fiscal year 2022, for our consumer products segment, we launched a direct marketing campaign spanning multiple platforms including Amazon marketplaces, televised commercials, social media, public relations and other customer awareness and acquisition programs in addition to increasing our marketing headcount and overall wage inflation. Beginning in the third quarter of 2022, we pivoted our marketing efforts to focus on the most efficient distribution channels and marketing campaigns. In line with this shift, we saw a decline in marketing expense of $1.4 million for the three months ended September 30, 2022, compared to the same period in 2021. While our marketing efforts in the first half of 2022 helped drive our increased e-commerce sales, we ultimately increased marketing expense by approximately $2.3 million for the nine months ended September 30, 2022, compared to the same period in 2021. Going into the fourth quarter of 2022, we plan to continue our focus on the most efficient distribution channels and marketing campaigns.
•For the ingredients segment, selling and marketing expense was nominal during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 sales and marketing expense increased compared to the same period in the prior year largely due to higher commissionable sales for other ingredients.
•For the analytical reference standards and services segment, total selling and marketing expense increased marginally during the three months ended September 30, 2022, and approximately $0.1 million for the nine months ended September 30, 2022, compared to the same periods in 2021. The increase was primarily driven by headcount increases.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
R&D expenses:
Consumer Products	$1,089	$895	22%	$3,204	$2,539	26%
Ingredients	135	101	34	343	248	38
Total R&D expenses	$1,224	$996	23%	$3,547	$2,787	27%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. Overall, we had higher R&D expenses for the three and nine months ended September 30, 2022 compared to the comparable period in 2021 due to increased headcount, share-based compensation and timing of projects.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change

General and administrative	$6,180	$11,202	(45)%	$22,292	$29,881	(25)%
The decline in general and administrative expense for the three months ended September 30, 2022, compared to the comparable period in 2021, was primarily driven by $4.4 million of lower legal expense paired with $0.5 million of lower share-based compensation expense. The decline in general and administrative expense for the nine months ended September 30, 2022, compared to the comparable period in 2021, was also driven by lower legal expense of $9.5 million which was partially offset by increased investments in technology and increased headcount in key functional areas to support growth, along with overall wage inflation. For additional details regarding our litigation see Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2022 and September 30, 2021, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and nine months ended September 30, 2022 and 2021. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Depreciation and Amortization
Depreciation expense was approximately $0.6 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the nine months ended September 30, 2022 was approximately $0.6 million as compared to $0.4 million for the nine months ended September 30, 2021.
Liquidity and Capital Resources
From inception through September 30, 2022, we have incurred aggregate losses of approximately $184.1 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, the issuance of common stock and warrants through private placements and the issuance of debt.
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

As of September 30, 2022, we had cash and cash equivalents of $13.3 million, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Additionally, as of September 30, 2022, we had purchase obligations of $11.7 million related to inventory purchase commitments and future minimum lease obligations of $5.0 million to be paid over approximately nine months and six years, respectively. Subsequent to September 30, 2022, we closed two separate securities purchase agreements and received proceeds of approximately $7.7 million, net of offering costs of $0.4 million. For further discussion of the securities purchase agreements, see Note 12, Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We anticipate that our current unrestricted cash and cash equivalents of $13.1 million, cash generated from the securities purchase agreements and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. However, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources. Furthermore, in June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, pursuant to the ATM Facility, of which approximately $47.8 million remains available as of September 30, 2022. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.
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
Net cash used in operating activities: Cash used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was approximately $14.8 million and $19.2 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash used for the nine months ended September 30, 2022, compared to September 30, 2021, of $4.4 million was primarily driven by improvements in our net loss of $4.6 million, excluding Other income from the Employee Retention Tax Credit of $2.1 million, which was partially offset by changes in working capital.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $0.2 million for the nine months ended September 30, 2022 compared to $0.4 million for the nine months ended September 30, 2021. The decrease in cash used during the nine months ended September 30, 2022 of $245 thousand compared to the same period in 2021 is attributable to fewer purchases of leasehold improvements and equipment.
Net cash used in and provided by financing activities: Financing cash flows consist primarily of proceeds from issuance of our common stock, exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Cash used in financing activities was approximately $25 thousand for the nine months ended September 30, 2022, compared to net cash provided by financing activities of approximately $36.0 million for the nine months ended September 30, 2021. The difference in cash activities is largely attributable to proceeds from the issuance of common stock pursuant to the Securities Purchase Agreement with EverFund, the ATM Facility transaction, as well as the exercise of employee stock options, all of which occurred during the nine months ended September 30, 2021 and no similar financing activity occurred during the nine months ended September 30, 2022.

Critical Account Estimates

There have been no changes to critical accounting estimates from those disclosed in our 2021 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example, our retail business, including sales to A.S. Watson group and other partners in international markets, has been impacted by the effects of COVID-19 due to strict government lockdowns, store closures and reduced operating hours. Additionally, global supply chains have increasingly been impacted by COVID-19, including challenges with transportation, logistics and production lead-times, as well as labor shortages and cost inflation.
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
We have recorded a net loss of approximately $15.1 million for the nine months ended September 30, 2022 and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $27.1 million and $19.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of September 30, 2022, our accumulated deficit was approximately $184.1 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to continue to achieve and sustain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve and sustain profitability in the near future or at all, which may depress our stock price.
As of September 30, 2022, our cash and cash equivalents totaled approximately $13.3 million, of which $13.1 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. Subsequent to September 30, 2022, we closed two separate securities purchase agreements and received proceeds of approximately $7.7 million, net of offering costs of $0.4 million. For further discussion of the securities purchase agreements, see Note 12, Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
A.S. Watson Group accounted for approximately 12.0% of our sales during the nine months ended September 30, 2022. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to COVID-19 and other worldwide macroeconomic conditions such as, but not limited to, geopolitical conflicts and unrest, labor shortages, port congestion, and government restrictions there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. For example, W.R. Grace & Co.-Conn. (Grace) is the exclusive manufacturer to us for the supply of NR. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.
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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive have recently been adopted on June 4, 2021 by the European Commission. We thus are still in the process of updating all our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business. The President of the United States and the President of the European Commission announced on March 25, 2022 that they had reached an agreement in principle for a Trans-Atlantic Data Privacy Framework, which would allow personal data to flow freely and safely between the EU and participating U.S. companies. On October 7, 2022, the President of the United States signed an Executive Order directing the steps that the United States will take to implement the U.S. commitments under the European Union-U.S. Data Privacy Framework (EU-U.S. DPF). The Executive Order includes the adoption, by the United States, of a new set of rules and binding safeguards to limit access to data by U.S. intelligence authorities and procedures to ensure effective oversight of new privacy and civil liberties standards, as well as the implementation of a new two-tier redress system to investigate and resolve complaints by European citizens on access of data by U.S. Intelligence authorities. The Executive Order further calls on the Privacy and Civil Liberties Oversight Board to review Intelligence Community policies and procedures to ensure that they are consistent with the Executive Order and to conduct an annual review of the redress process. In connection with the signing of this Executive Order and the directives contained therein, the European Commission has the basis to adopt an adequacy decision, which involves a proposal from the European Commission, an opinion of the European Data Protection Board, an approval from representatives of EU countries, and the adoption of the decision by the European Commission. Accordingly, the new Trans-Atlantic Data Privacy Framework may not be adopted in a near future and thus, the transfer of personal data from the EU to the United States still entail in-depth legal analysis and heavy paperwork requirements until then.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK updated its transfer mechanism and we will need to update all of our contracts entailing the transfer of personal data outside of the United Kingdom with this new UK-specific transfer tools.

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
As of September 30, 2022, we had outstanding options for an aggregate of approximately 10.1 million shares of common stock at a weighted average exercise price of $4.25 per share and unvested restricted stock units of approximately 0.7 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three and nine months ended September 30, 2022. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2022, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to sell and issue an aggregate of $3.1 million of the Company’s Common Stock, par value $0.001 per share at a purchase price of $1.25 per share (the, “Financing”), which is equal to the closing price on September 29, 2022 and above the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement. On October 7, 2022, the Company closed the Financing and issued 2.48 million shares of its Common Stock and received proceeds of approximately $2.9 million, net of offering costs of $0.2 million. The shares issued pursuant to the Financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2018)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to, and filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53290) filed with the Commission on April 12, 2016)

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to, and filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-37752) filed with the Commission on March 15, 2022)

10.1
Shareholders Agreement, effective as of September 30, 2022, between Hong Kong Taikuk (China) Group Ltd. and the Company’s named subsidiaries (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 3, 2022)

10.2
Securities Purchase Agreement, dated September 30, 2022, by and among the Company and the Purchasers (incorporated by reference from and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 3, 2022)

10.3
Registration Rights Agreement, dated as of September 30, 2022, by and among the Registrant and the parties thereto (incorporated by reference from and filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 3, 2022)

10.4
Termination Agreement, effective as of September 30, 2022, between the Named Parties and ChromaDex Corporation (incorporated by reference from and filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 3, 2022)

10.5
Securities Purchase Agreement, dated as of October 10, 2022, by and between the Company and the Purchaser (incorporated by reference from and filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on October 11, 2022) *

10.6	Amended and Restated Supply Agreement, dated October 10, 2022, by and between the Company, Nestec Ltd. and NHSc ** ❖
10.7
Separation Letter Agreement, dated August 10, 2022, by and between the Company and Kevin Farr (incorporated by reference from and filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 10, 2022)

10.8
Consultant Agreement, dated August 10, 2022, by and between the Company and Kevin Farr (incorporated by reference from and filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-37752) filed with the Commission on August 10, 2022)

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
❖    Filed herewith.
*     Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

CHROMADEX CORPORATION

Date: November 2, 2022	/s/ BRIANNA L. GERBER
Brianna L. Gerber
SVP, Finance / Interim Chief Financial Officer

(principal financial officer and duly authorized on behalf of the registrant)