Form 10-Q
period 2023-03-31
ChromaDex Corp.
filed 2023-05-10
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 8, 2023 there were 74,966,125 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$23,141	$20,441
Trade receivables, net of allowances of $499 and $122, respectively; Including receivables from Related Party of: $3.5 million and $3.1 million, respectively	9,221	8,482
Inventories	11,908	14,677
Prepaid expenses and other assets	2,295	2,967
Total current assets	46,565	46,567

Leasehold improvements and equipment, net	2,689	2,799
Intangible assets, net	630	671
Right-of-use assets, net	3,352	3,523
Other long-term assets	532	497
Total assets	$53,768	$54,057
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,951	$9,679
Accrued expenses	8,610	7,337
Current maturities of operating lease obligations	697	680
Current maturities of finance lease obligations	17	16
Customer deposits	148	157
Total current liabilities	18,423	17,869
Deferred revenue	3,955	3,955
Operating lease obligations, less current maturities	3,353	3,539
Finance lease obligations, less current maturities	20	22
Total liabilities	25,751	25,385

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 74,666 shares and 74,567 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	74	74
Additional paid-in capital	215,367	214,094
Accumulated deficit	(187,424)	(185,493)
Cumulative translation adjustments	—	(3)
Total stockholders' equity	28,017	28,672
Total liabilities and stockholders' equity	$53,768	$54,057
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Sales, net	$22,556	$17,259
Cost of sales	9,038	6,727
Gross profit	13,518	10,532

Operating expenses:
Sales and marketing	7,874	8,237
Research and development	1,193	1,078
General and administrative	6,419	8,949
Total operating expenses	15,486	18,264
Operating loss	(1,968)	(7,732)

Nonoperating income (expenses):
Interest income (expense), net	66	(8)
Net loss	$(1,902)	$(7,740)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.03)	$(0.11)

Basic and diluted weighted average common shares outstanding	74,796	68,314
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	99	—	—	—	—	—
Share-based compensation	—	—	1,273	—	—	1,273
Translation adjustment	—	—	—	—	3	3
Adjustment to retained earnings: Cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(1,902)	—	(1,902)
Balance, March 31, 2023	74,666	$74	$215,367	$(187,424)	$—	$28,017

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	23	—	—	—	—	—
Share-based compensation	—	—	1,888	—	—	1,888
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(7,740)	—	(7,740)
Balance, March 31, 2022	68,149	$68	$202,502	$(176,693)	$—	$25,877
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,902)	$(7,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	228	201
Amortization of intangibles	41	49
Amortization of right of use assets	171	299
Share-based compensation expense	1,273	1,888
Provision for doubtful trade receivables	316	10
Non-cash financing costs	21	18
Changes in operating assets and liabilities:
Trade receivables	(1,084)	(1,094)
Inventories	2,769	(1,706)
Implementation costs for cloud computing arrangement	(27)	(114)
Prepaid expenses and other assets	616	46
Accounts payable	(728)	(643)
Accrued expenses	1,273	1,645
Customer deposits and other	(6)	(18)
Operating lease liabilities	(169)	(39)
Net cash provided by (used in) operating activities	2,792	(7,198)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(91)	(25)
Net cash used in investing activities	(91)	(25)

Cash Flows From Financing Activities
Principal payments on finance leases	(1)	(3)
Net cash used in financing activities	(1)	(3)

Net increase (decrease) in cash and cash equivalents	2,700	(7,226)
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	20,441	28,219
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$23,141	$20,993

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$180	$58

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$29	$—
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

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Unaudited Condensed Consolidated Financial Statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 8, 2023.
Basis of Consolidation: The accompanying Unaudited Condensed Financial Statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.

Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report on Form 10-K filed with the SEC that have had a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related notes.

Recent Accounting Standards Adopted by the Company: In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). The Company adopted this standard on January 1, 2023 using the modified retrospective method resulting in an adjustment to the opening balance of retained earnings of $29,000.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of 2023 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities and inflationary pressures. For the three months ended March 31, 2023, the Company incurred a net loss of $1.9 million, however, the Company’s operating activities provided cash of $2.8 million. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $23.0 million which consists of bank deposits or highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
Management evaluated these conditions and anticipates that its current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet its financial obligations as they become due over at least the next twelve months from the issuance date of these Unaudited Condensed Consolidated Financial Statements. The Company may, however, seek additional capital within the next twelve months, both to fund its projected operating plans after the next twelve months and/or to fund the Company’s longer-term strategic objectives.
The Company has an available line of credit with Western Alliance Bank for up to $10.0 million, subject to certain terms and conditions which as of March 31, 2023 allows for $7.2 million of borrowing. There are no outstanding borrowings as of March 31, 2023. In June 2020, the Company filed a $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $50 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of March 31, 2023, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

Note 4. Earnings (Loss) Per Share Applicable to Common Stockholders
The following table sets forth the computations of earnings (loss) per share amounts applicable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net loss	$(1,902)	$(7,740)

Basic and diluted loss per common share	$(0.03)	$(0.11)

Basic and diluted weighted average common shares outstanding (1):	74,796	68,314

Potentially dilutive securities (2):
Stock options	12,513	11,954
Restricted stock units	945	365
(1) Includes approximately 0.2 million nonvested shares of restricted stock for each of the three months ended March 31, 2023 and 2022 which are participating securities that feature voting and dividend rights.
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
The Company’s reportable segments are significant operating segments that offer differentiated services. This structure reflects the Company’s current operational and financial management and provides the best structure to maximize the Company's objectives and investment strategy, while maintaining financial discipline. The Company's Chief Executive Officer, who is its chief operating decision maker (CODM), reviews financial information for each operating segment to evaluate performance and allocate resources. The Company evaluates performance and allocates resources based on reviewing net sales, gross profit and operating income (loss) by reportable segment. The Company's CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment.

The following tables set forth financial information by segment:

Three Months Ended March 31, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,633	$4,124	$799	$—	$22,556
Cost of sales	6,404	1,881	753	—	9,038
Gross profit	11,229	2,243	46	—	13,518
Operating expenses:
Sales and marketing	7,773	18	83	—	7,874
Research and development	967	226	—	—	1,193
General and administrative	—	—	—	6,419	6,419
Operating expenses	8,740	244	83	6,419	15,486

Operating income (loss)	$2,489	$1,999	$(37)	$(6,419)	$(1,968)

Three Months Ended March 31, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,937	$1,427	$895	$—	$17,259
Cost of sales	5,252	722	753	—	6,727
Gross profit	9,685	705	142	—	10,532
Operating expenses:
Sales and marketing	8,074	24	139	—	8,237
Research and development	1,002	76	—	—	1,078
General and administrative	—	—	—	8,949	8,949
Operating expenses	9,076	100	139	8,949	18,264

Operating income (loss)	$609	$605	$3	$(8,949)	$(7,732)

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended March 31, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,633	$—	$—	$17,633
Niagen® Ingredient	—	3,898	—	3,898
Subtotal Niagen® Related	17,633	3,898	—	21,531

Other Ingredients	—	226	—	226
Reference Standards	—	—	775	775
Consulting and Other	—	—	24	24
Subtotal Other Goods and Services	—	226	799	1,025

Total Net Sales	$17,633	$4,124	$799	$22,556

Three Months Ended March 31, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,937	$—	$—	$14,937
Niagen® Ingredient	—	1,131	—	1,131
Subtotal Niagen® Related	14,937	1,131	—	16,068

Other Ingredients	—	296	—	296
Reference Standards	—	—	883	883
Consulting and Other	—	—	12	12
Subtotal Other Goods and Services	—	296	895	1,191

Total Net Sales	$14,937	$1,427	$895	$17,259
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment for the periods indicated were as follows:

	Three Months Ended March 31,
Major Customers	2023	2022
A.S. Watson Group - Related Party	16.5%	14.8%

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At March 31, 2023	At December 31, 2022
A.S. Watson Group - Related Party	38.0%	36.6%
Nestlé (NHSc)	*	23.6%
ProHealth	13.0%	*
Amazon Marketplaces	12.5%	*
Life Extension	11.7%	*
ShopHQ	10.8%	*
* Represents less than 10%

As of March 31, 2023, concentration for the Company's outstanding trade receivables is significant, with approximately 86% of the total outstanding trade receivables aggregated among five customers. This concentration presents a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

The Company has determined that the current concentration is primarily due to the timing of purchases and does not consider the concentration of its trade receivables to be a significant risk. However, to mitigate the risk associated with the concentration of trade receivables, the Company is actively monitoring the creditworthiness and payment behavior of these major customers. It has implemented credit risk management policies and procedures, including credit assessments, ongoing credit monitoring, and diligent collection efforts. Furthermore, the Company continues to pursue new partnerships and business opportunities which helps to broaden its customer base and minimize the risk of a significant concentration of trade receivables.

Despite these risk mitigation efforts, there is no assurance that the Company will not experience delays or defaults in payment from these major customers, which could result in an increase in the Company's bad debt expense, a reduction in cash flows, and a negative impact on its financial performance.

Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended March 31,
Net Sales	2023		2022
A.S. Watson Group - Related Party	$3.7	million	$2.6	million

Trade Receivable as of	March 31, 2023		December 31, 2022
A.S. Watson Group - Related Party	$3.5	million	$3.1	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of March 31, 2023 and December 31, 2022 are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Consumer Products - Finished Goods	$7,088	$7,901
Consumer Products - Work in Process	2,744	2,992
Bulk ingredients	1,500	3,284
Reference standards	576	500
Total Inventory	$11,908	$14,677

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 8. Leases
The Company accounts for its leases in accordance with ASU No. 2016-02 (Topic 842) which requires that a lessee recognize the assets and liabilities that arise from operating leases. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases with varying expirations extending through fiscal year 2029. The lease agreements provide for renewal options and rent escalation over the lease term as well as require the Company to pay maintenance, insurance and property taxes. Lease expense is recognized on a straight-line basis over the term of the lease.
Operating Leases
As of March 31, 2023, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $3.4 million and $4.1 million, respectively. For the three months ended March 31, 2023 and 2022, the components of operating lease expense are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating leases
Operating lease expense	$231	$359
Variable lease expense	53	139
Operating lease expense	284	498
Short-term lease rent expense	4	191
Total expense	$288	$689

At March 31, 2023
Weighted-average remaining lease term (years), operating leases	4.2
Weighted-average discount rate, operating leases	5.7%

Future minimum lease payments under operating leases as of March 31, 2023 are as follows:

Year	(In thousands)
2023 (Remainder)	$692
2024	1,101
2025	1,135
2026	901
2027	491
2028	358
Thereafter	30
Total	4,708
Less present value discount	(658)
Present value of total operating lease liabilities	4,050
Less current portion	(697)
Long-term obligations under operating leases	$3,353

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. The 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 14,500,000 new shares, (ii) approximately 384,000 unallocated shares remaining available for the grant of new awards under the Second Amended and Restated 2007 Equity Incentive Plan, (iii) any returning shares such as forfeited, cancelled, or expired shares and (iv) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of March 31, 2023, there were approximately 1.4 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
The Company’s stock options and restricted stock unit (RSU) awards are generally subject to a one-year cliff vesting period after which 1/3rd of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning in the second quarter of 2022, RSU awards are generally subject to a three-year vesting period with 1/3rd vesting per year on the anniversary of the grant date. Certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee. Certain executive stock option and RSU awards provide for accelerated vesting if there is a change in control or termination without cause.
Stock Options
The Company used the following weighted average assumptions for options granted during the three months ended March 31, 2023:

Weighted Average:	Three Months Ended March 31, 2023
Expected term	6.2 years
Expected volatility	75.5%
Risk-free rate	3.5%
Expected dividends	—%

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the three months ended March 31, 2023:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,397	$4.21	6.2	$44
Options Granted	2,204	1.82
Options Exercised	—	—		—
Options Forfeited	(129)	4.32
Outstanding at March 31, 2023	11,472	$3.75	6.9	$13	*

Exercisable at March 31, 2023	7,145	$4.36	5.3	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.53, which is the closing price of the Company’s stock on the last day of business for the period ended March 31, 2023.

There were no activities related to performance or market-based stock options during the three months ended March 31, 2023.

Restricted Stock Units
The following table summarizes activity of restricted stock units during the three months ended March 31, 2023:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2022	650	$2.77
Granted	424	1.82
Vested	(99)	3.28
Forfeited	(30)	2.79
Unvested shares at March 31, 2023	945	$2.29

Expected to vest at March 31, 2023	945	$2.29
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Share-based compensation expense
Cost of sales	$79	$57
Sales and marketing	397	321
Research and development	240	225
General and administrative	557	1,285
Total	$1,273	$1,888
In future periods, the Company expects to recognize approximately $7.0 million and $1.9 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of March 31, 2023. Future share-based compensation expense will be recognized over 1.7 and 2.0 weighted average years for unvested options and restricted stock units, respectively. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of March 31, 2023. For additional discussion of the Joint Venture, see Note 12, Joint Venture Agreement.

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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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
The Company is unable to predict the outcome of the Elysium SDNY Complaint or any possible appeals and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of March 31, 2023, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the Court denied the petition. The Company does not believe that this decision will have a material impact on the Company’s NR business.
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

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. On August 10, 2022, the PTAB issued a final written decision holding that the challenged claims were not unpatentable. On October 12, 2022, Thorne filed a notice of appeal. On April 4, 2023, the court of appeals stayed the appeal pending issuance of the mandate in the pending appeal from the Delaware patent infringement action.

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

During the fourth quarter of 2022, the Company received $0.6 million related to the ERTC. During the first quarter of 2023, the Company received another $0.8 million related to the ERTC. As of March 31, 2023, the Company's Consolidated Balance Sheets include an ERTC benefit of $1.0 million and associated commissions payable of $0.2 million recorded within prepaid expenses and other current assets and accrued expenses, respectively. Subsequent to March 31, 2023, the Company received an additional $0.1 million related to the ERTC.

Note 12. Joint Venture Agreement
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of March 31, 2023, it is uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three months ended March 31, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2022, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2023 compared with the three months ended March 31, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (Annual Report).

Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased through supplementation with NAD+ precursors, such as nicotinamide riboside (NR), calorie restriction and moderate exercise.
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3, and one of the most well-studied NAD+ precursors on the market as well as the most efficient. Data from numerous preclinical studies and human clinical trials show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Niagen® is confirmed safe for human consumption as a dietary supplement and food ingredient. Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Niagen® is protected by patents to which we are the owner or have exclusive rights.
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

Impact of COVID-19
Under the Coronavirus Aid, Relief, and Economic Security Act the employee retention tax credit (ERTC) was established and subsequently amended by other Acts. During the third quarter of 2022, we evaluated our eligibility for the ERTC and determined that we qualified in all three quarters of 2020 and the first three quarters in 2021. As a result, during August 2022, we filed a claim for the ERTC. During 2022, we recognized approximately $2.1 million in Other income - Employee Retention Tax Credit in our Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC. As of March 31, 2023, the Company's Unaudited Consolidated Balance Sheets include an ERTC benefit of $1.0 million and associated commissions payable of $0.2 million recorded within prepaid expenses and other current assets and accrued expenses, respectively. For further discussion, see Note 11, Employee Retention Tax Credit.

Other than the impacts to our Unaudited Consolidated Balance Sheets pertaining to the ERTC, the impact of COVID-19 did not have a material impact on our business during the three months ended March 31, 2023. Any future developments and impacts of COVID-19, which are uncertain and cannot be predicted, including but not limited to impacts to our partners, can also exacerbate other risks discussed in Part II, Item 1A Risk Factors and throughout this report.

Inflation and changing prices

We have experienced inflation in labor, raw materials, transportation and other costs. Inflation can have a long-term impact as increasing costs may affect our ability to maintain satisfactory margins. We may be unsuccessful in passing these increases on to our customers or finding other mitigating solutions. Furthermore, increases in inflation may not be matched by growth in consumer income, which could have a negative impact on customer spending. If customer sales diminish, we may be required to scale back production volumes which could negatively impact any economies of scale we have previously benefited from. We have also seen changing prices due to other macroeconomic factors including rising interest rates, fluctuations in currency exchange rates and geopolitical uncertainties such as those surrounding Russia’s invasion of Ukraine. We will continue to monitor changing prices and inflationary pressures closely as conditions may become more challenging due to ongoing and uncertain economic factors.

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
As of March 31, 2023, our cash and cash equivalents totaled approximately $23.1 million, of which $23.0 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
We currently have three operating segments which offer differentiated services. Through our Consumer Products segment we provide finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers and distributors. We deliver Niagen® as the sole active ingredient in our consumer product Tru Niagen®. We additionally offer consumer products containing Niagen® in combination with other nutrients, such as, but not limited to, Tru Niagen® Immune. Our ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw material to the manufacturers of consumer products. Our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services. The results of these segments and our consolidated operations are detailed in the discussion that follows.

Our consolidated net sales and net loss for the three months ended on March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022

Net sales	$22,556	$17,259
Net loss	(1,902)	(7,740)

Basic and diluted loss per common share	$(0.03)	$(0.11)
Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Net sales:
Consumer Products	$17,633	$14,937	18%
Ingredients	4,124	1,427	189%
Analytical reference standards and services	799	895	(11)%
Total net sales	$22,556	$17,259	31%

Total net sales for the three months ended March 31, 2023 grew by $5.3 million, or 31%, compared to the same period in 2022. Changes in sales for three months ended March 31, 2023 compared to the three months ended March 31, 2022 were driven by the following:
•Sales of Tru Niagen® increased $2.7 million, or 18%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily fueled by robust e-commerce sales, which accounted for approximately $1.3 million in higher sales, as well as $1.1 million in higher sales to A.S. Watson, a related party. In addition, we observed modest growth in sales to our distributor partners. Looking ahead, we expect e-commerce sales to remain the primary catalyst for growth throughout 2023.
•For the three months ended March 31, 2023, total ingredients sales increased by approximately $2.7 million, representing growth of 189% compared to the same period in 2022. This growth was solely attributed to sales of our Niagen® ingredient, which saw increased demand from existing partners as well as a new partner, while other ingredient sales experienced a slight decline.
•Sales through our analytical reference standards and services segment declined approximately $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The decline in sales is primarily attributable to lower demand for reference standards.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended March 31,
	Amount		% of net sales
(In thousands)	2023	2022	2023	2022
Cost of sales:
Consumer Products	$6,404	$5,252	36%	35%
Ingredients	1,881	722	46	51
Analytical reference standards and services	753	753	94	84
Total cost of sales	$9,038	$6,727	40%	39%
Generally, cost of sales, as a percentage of net sales, slightly increased during the three months ended March 31, 2023 compared to the same period in 2022. Changes in cost of sales, as a percentage of net sales, were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment increased approximately 1% for the three months ended March 31, 2023 compared to the same period in 2022. The slight increase is attributable to inflationary pressures and a shift in our business mix, with e-commerce sales accounting for approximately 69% of total Tru Niagen® sales during the three months ended March 31, 2023 compared to 73% during the same period in 2022. As our e-commerce sales typically generate higher gross margins, a relative decrease in this business mix resulted in higher cost of sales, as a percentage of net sales.
•Cost of sales, as a percentage of net sales, for our ingredients segment declined 5% for the three months ended March 31, 2023, compared to the same period in 2022. The improvement can be primarily attributed to the benefit of economies of scale resulting from higher sales volumes during the three months ended March 31, 2023.
•Cost of sales, as a percentage of net sales, for the analytical reference standards and services segment increased 10% for the three months ended March 31, 2023 compared to the same period in 2022. Cost of sales for our analytical reference standards and services segment are largely driven by fixed supply chain overhead costs which do not adjust with sales. Accordingly, with a decline in sales during the three months ended March 31, 2023, we experienced lower labor and overhead utilization rates resulting in higher cost of sales, as a percentage of net sales, compared to 2022.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Gross profit:
Consumer Products	$11,229	$9,685	16%
Ingredients	2,243	705	218
Analytical reference standards and services	46	142	(68)
Total gross profit	$13,518	$10,532	28%
For details supporting the changes in gross profit, refer to the discussions above regarding changes in both our net sales and cost of sales for each segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
Sales and marketing expenses:
Consumer Products	$7,773	$8,074	(4)%
Ingredients	18	24	(25)
Analytical reference standards and services	83	139	(40)
Total sales and marketing expenses	$7,874	$8,237	(4)%
•Selling and marketing expense for our consumer products segment declined $0.3 million, or (4)%, for the three months ended March 31, 2023 compared to the same period in 2022. This reduction can be attributed to a strategic shift in our marketing approach. During the three months ended March 31, 2022, we launched a direct marketing campaign spanning multiple platforms including televised commercials. In contrast, during the three months ended March 31, 2023, we pivoted our marketing efforts to focus on what we determined to be more efficient distribution channels and marketing campaigns, while investing in a strategic brand building event to drive awareness and sales of Tru Niagen on our largest e-commerce channel.
•Selling and marketing expense for our ingredients segment was nominal during each of the three months ended March 31, 2023 and 2022.
•Under our analytical reference standards and services segment, total selling and marketing expense decreased by approximately $56 thousand, or (40)%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily a result of pragmatically managing expenses and focusing marketing efforts on our consumer products segment.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change
R&D expenses:
Consumer Products	$967	$1,002	(3)%
Ingredients	226	76	197
Total R&D expenses	$1,193	$1,078	11%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. In total, we had higher R&D expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by inflationary pressures, including overall wage inflation, higher share-based compensation and the timing of projects.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	% Change

General and administrative	$6,419	$8,949	(28)%
Total general and administrative expense for the three months ended March 31, 2023 declined $2.5 million compared to the same period in 2022. The reduction in expense was primarily driven by lower legal expense of $1.5 million, lower share-based compensation of $0.7 million and lower severance and restructuring expense of $0.6 million, which was partially offset by an increased provision for doubtful trade receivables of $0.3 million.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2023 and March 31, 2022, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three months ended March 31, 2023 and 2022. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Depreciation and Amortization
Depreciation expense was approximately $0.2 million for each of the three months ended March 31, 2023 and 2022. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $41 thousand and $49 thousand for the three months ended March 31, 2023 and 2022, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the three months ended March 31, 2023 was approximately $0.2 million compared to $0.3 million for the three months ended March 31, 2022.
Liquidity and Capital Resources
From inception through March 31, 2023, we have incurred aggregate losses of approximately $187.4 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, the issuance of common stock and warrants through private placements and the issuance of debt.
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

As of March 31, 2023, we had cash and cash equivalents of $23.1 million, including $152 thousand of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Additionally, as of March 31, 2023, we had purchase obligations of $15.5 million related to inventory purchase commitments and future minimum lease obligations of $4.7 million to be paid over approximately nine months and six years, respectively.
We anticipate that our current unrestricted cash and cash equivalents of $23.0 million and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. However, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources. Furthermore, in June 2020, we filed a $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to $50.0 million, pursuant to the ATM Facility, of which approximately $47.8 million remains available as of March 31, 2023. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.
As a result of various macroeconomic factors such as rising interest rates, inflation, bank failures and geopolitical uncertainties, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
Net cash provided by and used in operating activities: Cash provided by and used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $2.8 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $7.2 million for the three months ended March 31, 2022. The change in cash from operating activities of $10.0 million was primarily driven by improvements in our net loss of $5.8 million paired with improved cash flow management related to our inventory, which was an inflow of $2.8 million for the three months ended March 31, 2023 compared to a cash outflow of $1.7 million for the three months ended March 31, 2022, a positive $4.5 million impact.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $91 thousand for the three months ended March 31, 2023 compared to $25 thousand for the three months ended March 31, 2022. The increase in cash used of $66 thousand during the three months ended March 31, 2023, compared to the same period in 2022 is attributable to a modest increase in purchases of leasehold improvements and equipment.
Net cash used in financing activities: Financing cash flows consist primarily of the repayment of short-term and long-term debt. Cash used in financing activities was nominal during each of the three months ended March 31, 2023 and March 31, 2022 consisting entirely of repayments for finance leases.

Critical Account Estimates

There have been no changes to critical accounting estimates from those disclosed in our 2022 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are effective at the reasonable assurance level.
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
•Environmental, social and governance matters may impact our business and reputation.
Risks Related to our Company and our Business
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net loss of approximately $1.9 million for the three months ended March 31, 2023. We incurred net losses of approximately $16.5 million and $27.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of March 31, 2023, our accumulated deficit was approximately $187.4 million. We have not achieved profitability on an annual basis. Our net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals.
As of March 31, 2023, our cash and cash equivalents totaled approximately $23.1 million, of which $23.0 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of the COVID-19 pandemic, global instability, increased interest rates, inflationary conditions, the recent failures of regional banks, and other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 16.5% of our sales during the three months ended March 31, 2023. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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

Concerns over inflation, geopolitical issues, the U.S. financial markets, higher interest rates, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives. Specifically, the impact of these volatile and negative conditions may include, but are not limited to, decreased demand for our products and services as consumers may consider the purchase of nutritional products discretionary, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.
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
•regulation by federal, state or local governments; and
•general economic conditions as well as economic conditions specific to the dietary supplement industry.
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
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers (including the coronavirus), quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to other worldwide macroeconomic conditions such as, but not limited to, geopolitical conflicts and unrest, pandemics, labor shortages, port congestion, and government restrictions there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. For example, W.R. Grace & Co.-Conn. (Grace) is the exclusive manufacturer to us for the supply of NR. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.

We utilize ingredients and components for our products from foreign suppliers, and may be negatively affected by the risks associated with international trade and importation issues.
We utilize ingredients and components for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, supply chain disruptions, quality assurance, health epidemics affecting the region of such suppliers, global instability, nonconformity to specifications or laws and regulations, tariffs, trade and/or labor disputes and foreign currency fluctuations. While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. There have in the past been quality and safety issues in our industry with certain items imported from overseas. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.
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

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive were adopted on June 4, 2021 by the European Commission. We continue to execute contracts involving the transfer of personal data outside of the European Economic Area with the new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we or third parties we work with are otherwise unable to transfer personal data between and among countries and regions in which clinical trials of our products are conducted, it could affect our business. The President of the United States and the President of the European Commission announced on March 25, 2022 that they had reached an agreement in principle for a Trans-Atlantic Data Privacy Framework, which would allow personal data to flow freely and safely between the EU and participating U.S. companies. On October 7, 2022, the President of the United States signed an Executive Order directing the steps that the United States will take to implement the U.S. commitments under the European Union-U.S. Data Privacy Framework (EU-U.S. DPF). The Executive Order includes the adoption, by the United States, of a new set of rules and binding safeguards to limit access to data by U.S. intelligence authorities and procedures to ensure effective oversight of new privacy and civil liberties standards, as well as the implementation of a new two-tier redress system to investigate and resolve complaints by European citizens on access of data by U.S. Intelligence authorities. The Executive Order further calls on the Privacy and Civil Liberties Oversight Board to review Intelligence Community policies and procedures to ensure that they are consistent with the Executive Order and to conduct an annual review of the redress process. In connection with the signing of this Executive Order and the directives contained therein, the European Commission has the basis to adopt an adequacy decision, which involves a proposal from the European Commission, an opinion of the European Data Protection Board, an approval from representatives of EU countries, and the adoption of the decision by the European Commission. Accordingly, the new Trans-Atlantic Data Privacy Framework may not be adopted in a near future and thus, the transfer of personal data from the EU to the United States still entail in-depth legal analysis and heavy paperwork requirements until then.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK updated its transfer mechanism and we continue to execute contracts involving the transfer of personal data outside of the United Kingdom with the new UK-specific transfer tools.

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

Additionally, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018 (CCPA) imposes obligations including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data with statutory fines for noncompliance. The California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will among other changes, establish a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Connecticut Data Privacy Act and Utah passed the Utah Consumer Privacy Act all four of which differ from the CPRA and became effective in 2023. Each of these state laws adds potential compliance and risk for us with respect to data necessary to operate our business.

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
The dietary supplement industry is subject to stringent regulation by a wide range of authorities. While we believe that, given our present business, we are not currently required to obtain regulatory approval to market our goods because, among other things, we do not (i) produce or market any clinical devices or other products, or (ii) sell any medical products or services to the customer, we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained for any products that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our goods may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.
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
•economic and other external factors, including effects of inflationary pressures or higher interest rates;
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
As of March 31, 2023, we had outstanding options for an aggregate of approximately 12.5 million shares of common stock at a weighted average exercise price of $3.79 per share and unvested restricted stock units of approximately 0.9 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three months ended March 31, 2023. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable and timely financial statements and disclosures. If we identify material weaknesses in our internal controls and/or fail to establish and maintain effective controls and procedures and internal control over financial reporting it could result in material misstatements in our financial statements and/or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. The SEC has proposed a new rule regarding climate change that, if adopted, requires significant new disclosure obligations of us and requires us to update and develop our controls to accommodate these new obligations.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	000-53290	3.1	4/12/2016
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.3	3/17/2022
10.1	Executive Employment Agreement, dated January 1, 2023, by and between Brianna Gerber and the Registrant +	8-K	001-37752	10.1	1/5/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: May 10, 2023	/s/ BRIANNA L. GERBER
Brianna L. Gerber
Chief Financial Officer

(principal financial officer and duly authorized on behalf of the registrant)