Form 10-Q
period 2023-06-30
ChromaDex Corp.
filed 2023-08-09
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023 there were 75,032,367 shares of the registrant’s common stock issued and outstanding.

CHROMADEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$26,406	$20,441
Trade receivables, net of allowances of $826 and $122, respectively; Including receivables from Related Party of: $2.8 million and $3.1 million, respectively	6,118	8,482
Inventories	11,973	14,677
Prepaid expenses and other assets	1,885	2,967
Total current assets	46,382	46,567

Leasehold improvements and equipment, net	2,501	2,799
Intangible assets, net	591	671
Right-of-use assets, net	3,179	3,523
Other long-term assets	518	497
Total assets	$53,171	$54,057
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,031	$9,679
Accrued expenses	8,079	7,337
Current maturities of operating lease obligations	775	680
Current maturities of finance lease obligations	10	16
Customer deposits	166	157
Total current liabilities	19,061	17,869
Deferred revenue	3,806	3,955
Operating lease obligations, less current maturities	3,137	3,539
Finance lease obligations, less current maturities	17	22
Total liabilities	26,021	25,385

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 74,856 shares and 74,567 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	75	74
Additional paid-in capital	216,691	214,094
Accumulated deficit	(189,615)	(185,493)
Cumulative translation adjustments	(1)	(3)
Total stockholders' equity	27,150	28,672
Total liabilities and stockholders' equity	$53,171	$54,057
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net	$20,323	$16,732	$42,879	$33,991
Cost of sales	7,967	6,690	17,005	13,417
Gross profit	12,356	10,042	25,874	20,574

Operating expenses:
Sales and marketing	6,009	8,021	13,883	16,258
Research and development	1,365	1,245	2,558	2,323
General and administrative	7,298	7,163	13,717	16,112
Total operating expenses	14,672	16,429	30,158	34,693
Operating loss	(2,316)	(6,387)	(4,284)	(14,119)

Nonoperating income (expenses):
Interest income (expense), net	125	(10)	191	(18)
Net loss	$(2,191)	$(6,397)	$(4,093)	$(14,137)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.03)	$(0.09)	$(0.05)	$(0.21)

Basic and diluted weighted average common shares outstanding	74,967	68,336	74,882	68,325
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, April 1, 2023	74,666	$74	$215,367	$(187,424)	$—	$28,017
Issuance of restricted stock	190	1	—	—	—	1
Share-based compensation	—	—	1,324	—	—	1,324
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(2,191)	—	(2,191)
Balance, June 30, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2022	68,149	$68	$202,502	$(176,693)	$—	$25,877
Issuance of restricted stock	6	—	—	—	—	—
Share-based compensation	—	—	1,296	—	—	1,296
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(6,397)	—	(6,397)
Balance, June 30, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	289	1	—	—	—	1
Share-based compensation	—	—	2,597	—	—	2,597
Translation adjustment	—	—	—	—	2	2
Adjustment to retained earnings: Cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(4,093)	—	(4,093)
Balance, June 30, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	29	—	—	—	—	—
Share-based compensation	—	—	3,184	—	—	3,184
Translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(14,137)	—	(14,137)
Balance, June 30, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(4,093)	$(14,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of leasehold improvements and equipment	460	413
Amortization of intangibles	80	99
Amortization of right of use assets	344	468
Share-based compensation expense	2,597	3,184
Loss on disposal of leasehold improvements and equipment	(5)	22
Provision for doubtful trade receivables	751	5
Non-cash financing costs	42	34
Changes in operating assets and liabilities:
Trade receivables	1,584	976
Inventories	2,704	(2,152)
Implementation costs for cloud computing arrangement	(60)	(204)
Prepaid expenses and other assets	1,019	529
Accounts payable	352	(226)
Accrued expenses	742	215
Deferred revenue	(149)	(118)
Customer deposits and other	11	16
Operating lease liabilities	(307)	(154)
Net cash provided by (used in) operating activities	6,072	(11,030)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(101)	(110)
Proceeds from the sale of leasehold improvements and equipment, net	5	—
Net cash used in investing activities	(96)	(110)

Cash Flows From Financing Activities
Principal payments on finance leases	(11)	(7)
Net cash used in financing activities	(11)	(7)

Net increase (decrease) in cash and cash equivalents	5,965	(11,147)
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	20,441	28,219
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$26,406	$17,072

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$342	$204

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$29	$—
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s second quarter of 2023 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities and inflationary pressures. For the six months ended June 30, 2023, the Company incurred a net loss of $4.1 million, however, during the same period the Company’s operating activities provided cash of $6.1 million. As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $26.3 million which consists of bank deposits and short-term investments, including low-risk, fixed-income investments and highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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
The Company has an available line of credit with Western Alliance Bank for up to $10.0 million, subject to certain terms and conditions which as of June 30, 2023 allows for $4.9 million of borrowing. There are no outstanding borrowings as of June 30, 2023. In June 2023, the Company filed a new $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to approximately $47.8 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of June 30, 2023, the full $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net loss	$(2,191)	$(6,397)	$(4,093)	$(14,137)

Basic and diluted loss per common share	$(0.03)	$(0.09)	$(0.05)	$(0.21)

Basic and diluted weighted average common shares outstanding (1):	74,967	68,336	74,882	68,325

Potentially dilutive securities (2):
Stock options	12,279	11,907	12,279	11,907
Restricted stock units	774	593	774	593
(1) Includes a weighted average of approximately 181 and 182 nonvested shares of restricted stock for the three and six months ended June 30, 2023, respectively, and 183 nonvested shares of restricted stock for each of the three and six months ended June 30, 2022 which are participating securities that feature voting and dividend rights.
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

The following tables set forth financial information by segment:

Three months ended June 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$16,891	$2,704	$728	$—	$20,323
Cost of sales	5,959	1,232	776	—	7,967
Gross profit (loss)	10,932	1,472	(48)	—	12,356
Operating expenses:
Sales and marketing	5,892	19	98	—	6,009
Research and development	1,169	196	—	—	1,365
General and administrative	—	—	—	7,298	7,298
Operating expenses	7,061	215	98	7,298	14,672

Operating income (loss)	$3,871	$1,257	$(146)	$(7,298)	$(2,316)

Six Months Ended June 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$34,524	$6,828	$1,527	$—	$42,879
Cost of sales	12,363	3,113	1,529	—	17,005
Gross profit (loss)	22,161	3,715	(2)	—	25,874
Operating expenses:
Sales and marketing	13,665	37	181	—	13,883
Research and development	2,136	422	—	—	2,558
General and administrative	—	—	—	13,717	13,717
Operating expenses	15,801	459	181	13,717	30,158

Operating income (loss)	$6,360	$3,256	$(183)	$(13,717)	$(4,284)

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Three months ended June 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,520	$1,464	$748	$—	$16,732
Cost of sales	5,218	681	791	—	6,690
Gross profit (loss)	9,302	783	(43)	—	10,042
Operating expenses:
Sales and marketing	7,864	—	157	—	8,021
Research and development	1,113	132	—	—	1,245
General and administrative	—	—	—	7,163	7,163
Operating expenses	8,977	132	157	7,163	16,429

Operating income (loss)	$325	$651	$(200)	$(7,163)	$(6,387)

Six Months Ended June 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$29,457	$2,891	$1,643	$—	$33,991
Cost of sales	10,470	1,403	1,544	—	13,417
Gross profit	18,987	1,488	99	—	20,574
Operating expenses:
Sales and marketing	15,938	24	296	—	16,258
Research and development	2,115	208	—	—	2,323
General and administrative	—	—	—	16,112	16,112
Operating expenses	18,053	232	296	16,112	34,693

Operating income (loss)	$934	$1,256	$(197)	$(16,112)	$(14,119)

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended June 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$16,891	$—	$—	$16,891
Niagen® Ingredient	—	2,500	—	2,500
Subtotal Niagen® Related	16,891	2,500	—	19,391

Other Ingredients	—	204	—	204
Reference Standards	—	—	693	693
Consulting and Other	—	—	35	35
Subtotal Other Goods and Services	—	204	728	932

Total Net Sales	$16,891	$2,704	$728	$20,323

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$34,524	$—	$—	$34,524
Niagen® Ingredient	—	6,398	—	6,398
Subtotal Niagen® Related	34,524	6,398	—	40,922

Other Ingredients	—	430	—	430
Reference Standards	—	—	1,468	1,468
Consulting and Other	—	—	59	59
Subtotal Other Goods and Services	—	430	1,527	1,957

Total Net Sales	$34,524	$6,828	$1,527	$42,879

Three Months Ended June 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,520	$—	$—	$14,520
Niagen® Ingredient	—	1,454	—	1,454
Subtotal Niagen® Related	14,520	1,454	—	15,974

Other Ingredients	—	10	—	10
Reference Standards	—	—	704	704
Consulting and Other	—	—	44	44
Subtotal Other Goods and Services	—	10	748	758

Total Net Sales	$14,520	$1,464	$748	$16,732

Six Months Ended June 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$29,457	$—	$—	$29,457
Niagen® Ingredient	—	2,585	—	2,585
Subtotal Niagen® Related	29,457	2,585	—	32,042

Other Ingredients	—	306	—	306
Reference Standards	—	—	1,587	1,587
Consulting and Other	—	—	56	56
Subtotal Other Goods and Services	—	306	1,643	1,949

Total Net Sales	$29,457	$2,891	$1,643	$33,991

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2023	2022	2023	2022
A.S. Watson Group - Related Party	14.7%	*	15.6%	12.0%
Life Extension	10.0%	*	*	*
* Represents less than 10%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At June 30, 2023	At December 31, 2022
A.S. Watson Group - Related Party	45.3%	36.6%
Nestlé (NHSc)	*	23.6%
Amazon Marketplaces	11.2%	*
Life Extension	22.8%	*
* Represents less than 10%

During the three and six months ended June 30, 2023, the Company recorded provision for doubtful trade receivables of approximately $0.4 million and $0.8 million, respectively. Primarily, the higher provision was a result of the Chapter 11 bankruptcy filing by iMedia Brands, Inc., which owns ShopHQ, a multiplatform interactive television network, which has been a sales channel for Tru Niagen®.

As of June 30, 2023, concentration for the Company's outstanding trade receivables is significant, with approximately 79% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

The Company has determined that the current concentration is primarily due to the timing of purchases, and the Company does not consider the concentration of its trade receivables to be a significant risk. Nevertheless, to ensure prudence and safeguard against potential challenges arising from this concentration, the Company remains vigilant in monitoring the creditworthiness and payment behavior of these major customers. Furthermore, the Company continues to pursue new partnerships and business opportunities which helps to diversify its customer base and minimize the risk of an overreliance on any particular trade receivable. Despite the Company’s risk mitigation efforts, there is no assurance that the Company will not experience delays or defaults in payment from its customers, which could result in an increase in the Company's bad debt expense, a reduction in cash flows, and a negative impact on its financial performance.

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Net Sales	2023		2022		2023		2022
A.S. Watson Group - Related Party	$3.0	million	$1.5	million	$6.7	million	$4.1	million

Trade Receivable as of	June 30, 2023		December 31, 2022
A.S. Watson Group - Related Party	$2.8	million	$3.1	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2023 and December 31, 2022 are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Consumer Products - Finished Goods	$6,539	$7,901
Consumer Products - Work in Process	3,607	2,992
Bulk ingredients	1,286	3,284
Reference standards	541	500
Total Inventory	$11,973	$14,677

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
Operating Leases
As of June 30, 2023, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $3.2 million and $3.9 million, respectively. For the three and six months ended June 30, 2023 and 2022, the components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating leases
Operating lease expense	$230	$236	$461	$492
Variable lease expense	59	45	112	85
Operating lease expense	289	281	573	577
Short-term lease rent expense	4	63	8	127
Total expense	$293	$344	$581	$704

At June 30, 2023
Weighted-average remaining lease term (years), operating leases	3.8
Weighted-average discount rate, operating leases	5.7%

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under operating leases as of June 30, 2023 are as follows:

Year	(In thousands)
2023 (Remainder)	$461
2024	1,101
2025	1,135
2026	901
2027	491
2028	358
Thereafter	30
Total	4,477
Less present value discount	(565)
Present value of total operating lease liabilities	3,912
Less current portion	(775)
Long-term obligations under operating leases	$3,137

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2023, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 3.65 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2023, there were approximately 5.3 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2023:

Weighted Average:	Six Months Ended June 30, 2023
Expected term	6.2 years
Expected volatility	75.4%
Risk-free rate	3.6%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the six months ended June 30, 2023:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,397	$4.21	6.2	$44
Options Granted	2,400	1.80
Options Exercised	—	—		—
Options Forfeited	(559)	3.60
Outstanding at June 30, 2023	11,238	$3.75	6.2	$23	*

Exercisable at June 30, 2023	7,623	$4.37	4.7	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.57, which is the closing price of the Company’s stock on the last day of business for the period ended June 30, 2023.

There were no activities related to performance or market-based stock options during the six months ended June 30, 2023.

Restricted Stock Units
The following table summarizes activity of restricted stock units during the six months ended June 30, 2023:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2022	650	$2.77
Granted	427	1.81
Vested	(273)	2.75
Forfeited	(30)	2.79
Unvested shares at June 30, 2023	774	$2.25

Expected to vest at June 30, 2023	774	$2.25

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the periods indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2022	183	$3.25
Granted	—	—
Vested	(16)	$4.23
Forfeited	—	—
Unvested shares at June 30, 2023	167	$3.15

Expected to vest as of June 30, 2023	167	$3.15

Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Share-based compensation expense
Cost of sales	$87	$73	$166	$130
Sales and marketing	302	399	699	720
Research and development	259	253	499	478
General and administrative	676	571	1,233	1,856
Total	$1,324	$1,296	$2,597	$3,184
In future periods, the Company expects to recognize approximately $5.0 million and $1.5 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of June 30, 2023. Future share-based compensation expense will be recognized over 1.6 and 1.9 weighted average years for unvested options and restricted stock units, respectively. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of June 30, 2023. For additional discussion of the Joint Venture, see Note 12, Joint Venture Agreement.

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
On September 28, 2022, ChromaDex, Inc., Elysium, and Mark Morris filed a joint stipulation requesting that the court stay the California Action pending the final resolution of ChromaDex, Inc.’s appeal in the U.S. Court of Appeals for the Federal Circuit captioned ChromaDex, Inc. v. Elysium Health, Inc., No. 2022-1116 (the “Federal Circuit Appeal”). On September 28, 2022, the court issued an order staying the California Action pending the final resolution of the Federal Circuit Appeal. On June 16, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that the U.S. Court of Appeals for the Federal Circuit had issued its mandate in the Federal Circuit Appeal and requesting the court continue the stay of the California Action until August 22, 2023, in order to allow the parties in the Federal Circuit Appeal the opportunity to file a petition for a writ of certiorari in the Supreme Court. On June 20, 2023, the court approved the joint stipulation and continued the stay until August 22, 2023.

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

ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal. Elysium filed its opening brief on August 24, 2022. ChromaDex filed its opening and response brief on November 22, 2022. Elysium filed its reply and response brief on January 20, 2023. ChromaDex filed its reply brief on February 10, 2023. Oral argument is scheduled for October 13, 2023.
The Company is unable to predict the outcome of the Elysium SDNY Complaint or any possible appeals and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein. As of June 30, 2023, ChromaDex did not accrue a potential loss for the Elysium SDNY Complaint because ChromaDex believes that the allegations are without merit and thus it is not probable that a liability has been incurred.
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, ChromaDex filed objections to Elysium’s bill of costs. On July 21, 2023, ChromaDex filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, ChromaDex filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. The Company does not believe that this decision will have a material impact on the Company’s NR business.

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

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. On August 10, 2022, the PTAB issued a final written decision holding that the challenged claims were not unpatentable. On October 12, 2022, Thorne filed a notice of appeal. On April 4, 2023, the court of appeals stayed the appeal pending issuance of the mandate in the pending appeal from the Delaware patent infringement action. On June 22, 2023, the court of appeals directed the parties to inform the court of appeals by no later than August 1, 2023 how they believe the appeal should proceed. On August 1, 2023, the parties requested that the court of appeals continue the stay of briefing until Dartmouth has determined whether it will seek certiorari.

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

During the fourth quarter of 2022, the Company received $0.6 million related to the ERTC. During the six months ended June 30, 2023, the Company received another $0.9 million related to the ERTC. As of June 30, 2023, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of June 30, 2023, it is uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three and six months ended June 30, 2023.

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
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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

Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased through supplementation with NAD+ precursors, such as nicotinamide riboside (NR), calorie restriction and moderate exercise. We are at the forefront of exploring effective methods to increase NAD+ levels and support healthy aging.
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
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP™), we have amassed more than 275 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 275+ research agreements have allowed CERP™ to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP™ is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.
Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate Stanford Professor. Other distinguished members include Dr. Charles Brenner, Alfred E Mann Family Foundation Chair in the Department of Diabetes & Cancer Metabolism at City of Hope and one of the world’s recognized experts in NAD+ and discoverer of NR as a NAD+ precursor; Dr. Rudy Tanzi, co-chair of the department of neurology at Harvard Medical School; Sir John Walker, Nobel Laureate and Emeritus Director of the MRC Mitochondrial Biology Unit in the University of Cambridge, England; Dr. Bruce German, Chairman of Food, Nutrition and Health at the University of California, Davis; Dr. Brunie Felding, Associate Professor in the Department of Molecular Medicine at Scripps Research Institute, California Campus; Dr. David Katz, Founder and former director of Yale University’s Yale-Griffin Prevention Research Center, President and Founder of the non-profit True Health Initiative, and Founder and Chief Executive Officer of Diet ID, Inc.; and Dr. Vilhelm (Will) Bohr, M.D., Ph.D., D.Sc., former Chief of the Laboratory of Molecular Genetics at the National Institute on Aging of the National Institutes of Health.

Impact of COVID-19
Under the Coronavirus Aid, Relief, and Economic Security Act the employee retention tax credit (ERTC) was established and subsequently amended by other Acts. During the third quarter of 2022, we evaluated our eligibility for the ERTC and determined that we qualified in all three quarters of 2020 and the first three quarters in 2021. As a result, during August 2022, we filed a claim for the ERTC. During fiscal year 2022, we recognized approximately $2.1 million in Other income - Employee Retention Tax Credit in our Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC. As of June 30, 2023, the Company's Unaudited Condensed Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively. For further discussion, see Note 11, Employee Retention Tax Credit.

Other than the impacts to our Unaudited Condensed Consolidated Balance Sheets pertaining to the ERTC, the impact of COVID-19 did not have a material impact on our business during the three and six months ended June 30, 2023. Any future developments and impacts of COVID-19, which are uncertain and cannot be predicted, including but not limited to impacts to our partners, can also exacerbate other risks discussed in Part II, Item 1A Risk Factors and throughout this report.

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

Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
As of June 30, 2023, our cash and cash equivalents totaled approximately $26.4 million, of which $26.3 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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

Our consolidated net sales and net loss for the three and six months ended on June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022

Net sales	$20,323	$16,732	$42,879	$33,991
Net loss	(2,191)	(6,397)	(4,093)	(14,137)

Basic and diluted loss per common share	$(0.03)	$(0.09)	$(0.05)	$(0.21)
Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Net sales:
Consumer Products	$16,891	$14,520	16%	$34,524	$29,457	17%
Ingredients	2,704	1,464	85%	6,828	2,891	136%
Analytical reference standards and services	728	748	(3)%	1,527	1,643	(7)%
Total net sales	$20,323	$16,732	21%	$42,879	$33,991	26%

Total net sales increased by approximately $3.6 million and $8.9 million for the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. Changes in net sales were driven by the following:
•Tru Niagen® sales were the largest contributor to total net sales growth, increasing $2.4 million and $5.1 million for the three and six months ended June 30, 2023 compared to the corresponding periods in 2022, respectively. The elevated sales for both periods were primarily fueled by higher sales to A.S. Watson, a related party, and strong performance in our e-commerce business. For the three months ending June 30, 2023, sales to A.S. Watson and sales from our e-commerce business accounted for approximately $1.5 million and $1.0 million in growth, respectively. Similarly, for the six months ended June 30, 2023, sales to A.S. Watson drove approximately $2.6 million in higher sales, while e-commerce sales added approximately $2.3 million. Looking ahead, we expect e-commerce sales to be the primary catalyst for growth throughout 2023.
•For the three and six months ended June 30, 2023, total ingredients sales increased by approximately $1.2 million and $3.9 million compared to the same periods in 2022, respectively. The growth in ingredients sales was largely driven by sales of our Niagen® ingredient, which experienced increased demand from existing partners and new partners, accounting for $1.0 million and $3.8 million of the growth during the three and six months ended June 30, 2023, respectively.
•Our analytical reference standards and services segment accounted for the smallest proportion of total sales, remaining relatively flat for the three months ended June 30, 2023, and experiencing a slight decline of $0.1 million for the six months ended June 30, 2023, compared to the corresponding periods in 2022.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Cost of sales:
Consumer Products	$5,959	$5,218	35%	36%	$12,363	$10,470	36%	36%
Ingredients	1,232	681	46	47	3,113	1,403	46	49
Analytical reference standards and services	776	791	107	106	1,529	1,544	100	94
Total cost of sales	$7,967	$6,690	39%	40%	$17,005	$13,417	40%	39%
Overall, cost of sales, as a percentage of net sales, remained relatively stable for the three and six months ended June 30, 2023 compared to the same periods in 2022. During the three months ended June 30, 2023, all segments experienced substantially similar cost of sales, as a percentage of net sales, compared to the corresponding periods in 2022. This can be attributed to our continuous efforts to optimize our supply chain amid the prevailing inflationary environment.
For the six months ended June 30, 2023, the ingredients segment saw a 3% decrease in cost of sales, as a percentage of net sales, while the analytical reference standards and services segment increased by 6% each compared to the same periods in 2022. Cost of sales for each of these segments is primarily influenced by fixed supply chain overhead costs, which do not fluctuate with sales. Consequently, with higher sales in the ingredients segment, we benefited from improved labor and overhead utilization rates. Conversely, in the analytical reference standards and services segment, with lower sales, we experienced lower labor and overhead utilization rates.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Gross profit:
Consumer Products	$10,932	$9,302	18%	$22,161	$18,987	17%
Ingredients	1,472	783	88	3,715	1,488	150
Analytical reference standards and services	(48)	(43)	(12)	(2)	99	(102)
Total gross profit	$12,356	$10,042	23%	$25,874	$20,574	26%
For details supporting the changes in gross profit, refer to the preceding discussions regarding changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Sales and marketing expenses:
Consumer Products	$5,892	$7,864	35%	54%	$13,665	$15,938	40%	54%
Ingredients	19	—	1	—	37	24	1	1
Analytical reference standards and services	98	157	13	21	181	296	12	18
Total sales and marketing expenses	$6,009	$8,021	30%	48%	$13,883	$16,258	32%	48%
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, improved 1,928 basis points and 1,452 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This significant improvement can be attributed to a strategic shift in our marketing approach. In the three and six months ended June 30, 2022, we launched an extensive direct marketing campaign across multiple platforms, including televised commercials. However, during the three and six months ended June 30, 2023, we pivoted our marketing efforts towards what we believe to be more efficient distribution channels and marketing campaigns, while investing in a brand building event to boost awareness and drive sales of Tru Niagen® on our largest e-commerce channel.
•Sales and marketing expense for our ingredients segment remained nominal during each of the three and six months ended June 30, 2023 and 2022.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, improved by 8% and 6% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This favorable change can be mainly attributed to a reduction in marketing spend as we strategically manage expenses and retain our marketing focus on our consumer products segment.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
R&D expenses:
Consumer Products	$1,169	$1,113	5%	$2,136	$2,115	1%
Ingredients	196	132	48	422	208	103
Total R&D expenses	$1,365	$1,245	10%	$2,558	$2,323	10%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on revenues recorded. In total, we had slightly higher R&D expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily driven by inflationary pressures, such as overall wage inflation, as well as professional services and the timing of projects.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change

General and administrative	$7,298	$7,163	2%	$13,717	$16,112	(15)%
Total general and administrative expense remained relatively flat increasing only $0.1 million for the three months ended June 30, 2023 compared to the same period in 2022, with the substantial drivers being an increase in severance and restructuring costs of $0.8 million largely offset by a decrease in legal expense of $0.6 million. For the six months ended June 30, 2023, general and administrative expense declined by approximately $2.4 million compared to the same period in 2022. The lower expense for the six month period was driven by a decrease in legal expense of $2.0 million, lower share-based compensation expense of $0.6 million and a decrease of $0.5 million related to lower executive headcount, partially offset by an increase of $0.8 million due to provisions for doubtful trade receivables.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2023 and June 30, 2022, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and six months ended June 30, 2023 and 2022. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Depreciation and Amortization (in thousands)
Depreciation expense was approximately $460 and $413 for the six months ended June 30, 2023 and 2022, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $80 and $99 for the six months ended June 30, 2023 and 2022, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the six months ended June 30, 2023 was approximately $344 compared to $468 for the six months ended June 30, 2022.
Liquidity and Capital Resources
From inception through June 30, 2023, we have incurred aggregate losses of approximately $189.6 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, the issuance of common stock and warrants through private placements and the issuance of debt.
Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will be influenced by several factors, including cash flows from operations, sales growth, optimized gross profit margins, reduced selling and marketing expense as a percentage of net sales, continued customer relationship development, and the ability to successfully market new and existing products. However, based on our results from operations, we may determine that we need additional financing to implement our long-term business plan. There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.

As of June 30, 2023, we had cash and cash equivalents of $26.4 million, including $152 thousand of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Additionally, as of June 30, 2023, we had purchase obligations of $8.2 million related to inventory purchase commitments and future minimum lease obligations of $4.5 million to be paid over approximately 6 months and six years, respectively.
We anticipate that our current unrestricted cash and cash equivalents of $26.3 million and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. However, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources. Furthermore, in June 2023, we filed a new $125.0 million registration statement on Form S-3 with the Commission, utilizing a “shelf” registration process. Under this shelf registration process, we may sell securities from time to time, including up to approximately $47.8 million, pursuant to the ATM Facility, of which the full amount remains available as of June 30, 2023. Our potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well market conditions. As a result, our ability to rely on the ATM Facility to raise liquidity is limited to a material extent.
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
Net cash provided by and used in operating activities: Cash provided by and used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $6.1 million for the six months ended June 30, 2023 compared to net cash use of $11.0 million for the six months ended June 30, 2022. The $17.1 million positive change was primarily driven by a $10.0 million improvement in net loss paired with improved cash flow management related to inventory. Specifically, inventory management resulted in a positive impact of $4.9 million, with a net cash inflow of $2.7 million for the six months ended June 30, 2023 compared to a net cash outflow of $2.2 million for the six months ended June 30, 2022.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $0.1 million for each of the six months ended June 30, 2023 and 2022.
Net cash used in financing activities: Financing cash flows consist primarily of the repayment of short-term and long-term debt. Cash used in financing activities was nominal during each of the six months ended June 30, 2023 and June 30, 2022 consisting entirely of repayments for finance leases.

Critical Account Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2022 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Risks Related to our Operations:
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
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
•The occurrence of pandemics and epidemics, including potential resurgences, poses risks to our business, results of operations, financial condition, and cash flows.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net loss of approximately $4.1 million for the six months ended June 30, 2023. We incurred net losses of approximately $16.5 million and $27.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of June 30, 2023, our accumulated deficit was approximately $189.6 million. We have not achieved profitability on an annual basis. Our net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals.
As of June 30, 2023, our cash and cash equivalents totaled approximately $26.4 million, of which $26.3 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, inflationary conditions and failures of regional banks, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 15.6% of our sales during the six months ended June 30, 2023. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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

Concerns over inflation, geopolitical issues, the U.S. financial markets, higher interest rates, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending and diminished expectations for the global economy and expectations of slower global economic growth going forward. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives. Specifically, the impact of these volatile and negative conditions may include, but are not limited to, decreased demand for our products and services as consumers may consider the purchase of nutritional products discretionary, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

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

Risks Related to our Operations
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may fluctuate due to a variety of factors, a portion of which are outside of our control. Factors that are difficult to predict and that could cause our operating results to fluctuate include:
•the timing and magnitude of orders, shipments and acceptance of our products, including product returns, order rescheduling and cancellations by our customers;
•our ability to control the costs of the components we use or to timely adopt subsequent generations of components;
•our ability to control the costs of the development, sales and distribution of our products;
•disruption in our supply chains, shipping logistics, component availability and related procurement costs;
•our ability to develop, introduce and distribute new products or product enhancements that meet customer requirements and to effectively manage product transitions;
•changes in the competitive dynamics of our markets, including new entrants, new products, or discounting of product prices;
•our ability to control or mitigate costs, including our operating expenses, to support business growth and our continued expansion;
•our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•the impact of inflation on labor and other costs, other adverse economic conditions including the impact of public health epidemics or pandemics;
•disputes and litigation;
•our ability to attract and retain key personnel in a timely and cost-effective manner;
•information technology related disruptions and hindrances;
•future regulation by federal, state or local governments; and
•general economic conditions as well as economic conditions specific to the dietary supplement industry.
Our revenues and operating results are and will remain difficult to forecast due to the foregoing factors as the occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
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

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information and other similar threats. We rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers information security practices is limited, and these third-parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services. There may be additional cyber security threats as our employees have the ability to work from home, utilizing network connections outside of the Company premises. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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
The insurance industry has previously and may again become more selective in offering some types of coverage and we may not be able to obtain insurance coverage in the future.
The insurance industry has previously experienced periods of increased selectivity in providing certain types of coverage, including product liability, cyber, property, and directors' and officers' liability insurance. It is possible that such trends may recur in the future. We currently maintain insurance coverage that aligns with our historical levels and risk management policies. However, we cannot guarantee the availability of comparable insurance coverage on favorable terms, or at all, in the future. Furthermore, some of our customers, as well as prospective customers, stipulate that we maintain specific minimum levels of coverage for our products. Failure to meet these required coverage levels could lead to material changes in business terms or the potential loss of business relationships.
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

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. We continue to execute contracts involving the transfer of personal data outside of the European Economic Area with the Standard Contractual Clauses in the ordinary course. As supervisory authorities issue further guidance on personal data export mechanisms, including updates to the Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we or third parties we work with are otherwise unable to transfer personal data between and among countries and regions in which clinical trials of our products are conducted, it could affect our business.

Following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK updated its transfer mechanism and we continue to execute contracts involving the transfer of personal data outside of the United Kingdom with the new UK-specific transfer tools in the ordinary course.

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
As of June 30, 2023, we had outstanding options for an aggregate of approximately 12.3 million shares of common stock at a weighted average exercise price of $3.79 per share and unvested restricted stock units of approximately 0.8 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three and six months ended June 30, 2023. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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

The occurrence of pandemics and epidemics, including potential resurgences, poses risks to our business, results of operations, financial condition, and cash flows.
In the past, we have seen how pandemics, like the COVID-19 outbreak, have adversely affected various aspects of our business. Future outbreaks or resurgences of pandemics may lead to events that could again adversely affect our business, results of operations, financial condition and cash flows including:
•the implementation of measures by authorities, businesses and individuals to contain the spread, such as travel restrictions, quarantines, social distancing orders, and vaccination requirements;
•disruptions in our supply chain due to global shortages of components and materials necessary for our products;
•increased product costs and operating expenses;
•reduced consumer and investor confidence;
•reduced business and consumer spending lowering demand for our products;
•increased market volatility and interest rates as well as diminished credit availability;
•adoption of entirely remote work arrangements and enhanced health and safety protocols; and
•unforeseen risks that we or our customers, suppliers, and other partners are not aware of or able to respond to effectively.
The impact of an outbreak of any pandemic or epidemic can also exacerbate other risks discussed in these risk factors and throughout this report.

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
Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	000-53290	3.1	4/12/2016
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
10.1	ChromaDex Corporation 2017 Equity Incentive Plan, as amended +	8-K	001-37752	10.1	6/20/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: August 9, 2023	/s/ BRIANNA L. GERBER
Brianna L. Gerber
Chief Financial Officer

(principal financial officer and duly authorized on behalf of the registrant)