Form 10-Q
period 2023-09-30
ChromaDex Corp.
filed 2023-11-08
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 6, 2023 there were 75,124,418 shares of the registrant’s common stock issued and outstanding.

ChromaDex Corporation
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2023

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$26,773	$20,441
Trade receivables, net of allowances of $993 and $122, respectively; Including receivables from Related Party of $2.9 million and $3.1 million, respectively	5,601	8,482
Inventories	12,624	14,677
Prepaid expenses and other assets	2,183	2,967
Total current assets	47,181	46,567

Leasehold improvements and equipment, net	2,293	2,799
Intangible assets, net	552	671
Right-of-use assets, net	3,003	3,523
Other long-term assets	454	497
Total assets	$53,483	$54,057
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,198	$9,679
Accrued expenses	9,193	7,337
Current maturities of operating lease obligations	854	680
Current maturities of finance lease obligations	10	16
Customer deposits	189	157
Total current liabilities	19,444	17,869
Deferred revenue	3,806	3,955
Operating lease obligations, less current maturities	2,911	3,539
Finance lease obligations, less current maturities	14	22
Total liabilities	26,175	25,385

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 74,910 shares and 74,567 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	75	74
Additional paid-in capital	217,808	214,094
Accumulated deficit	(190,574)	(185,493)
Cumulative translation adjustments	(1)	(3)
Total stockholders' equity	27,308	28,672
Total liabilities and stockholders' equity	$53,483	$54,057
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, net	$19,495	$17,063	$62,374	$51,054
Cost of sales	7,526	6,856	24,531	20,273
Gross profit	11,969	10,207	37,843	30,781

Operating expenses:
Sales and marketing	6,035	5,868	19,918	22,126
Research and development	1,241	1,224	3,799	3,547
General and administrative	5,840	6,180	19,557	22,292
Total operating expenses	13,116	13,272	43,274	47,965
Operating loss	(1,147)	(3,065)	(5,431)	(17,184)

Nonoperating income (expenses):
Other income, net - Employee Retention Tax Credit	—	2,085	—	2,085
Interest income (expense), net	188	(5)	379	(23)
Net loss	$(959)	$(985)	$(5,052)	$(15,122)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.01)	$(0.01)	$(0.07)	$(0.22)

Basic and diluted weighted average common shares outstanding	75,050	68,345	74,938	68,331
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, July 1, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150
Issuance of restricted stock	54	—	—	—	—	—
Share-based compensation	—	—	1,117	—	—	1,117
Net loss	—	—	—	(959)	—	(959)
Balance, September 30, 2023	74,910	$75	$217,808	$(190,574)	$(1)	$27,308

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2022	68,155	$68	$203,798	$(183,090)	$2	$20,778
Issuance of restricted stock	14	—	—	—	—	—
Share-based compensation	—	—	1,229	—	—	1,229
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(985)	—	(985)
Balance, September 30, 2022	68,169	$68	$205,027	$(184,075)	$3	$21,023

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	343	1	—	—	—	1
Share-based compensation	—	—	3,714	—	—	3,714
Translation adjustment	—	—	—	—	2	2
Adjustment to retained earnings: Cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(5,052)	—	(5,052)
Balance, September 30, 2023	74,910	$75	$217,808	$(190,574)	$(1)	$27,308

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of restricted stock	43	—	—	—	—	—
Share-based compensation	—	—	4,413	—	—	4,413
Translation adjustment	—	—	—	—	5	5
Net loss	—	—	—	(15,122)	—	(15,122)
Balance, September 30, 2022	68,169	$68	$205,027	$(184,075)	$3	$21,023

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(5,052)	$(15,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of leasehold improvements and equipment	693	648
Amortization of intangibles	119	143
Amortization of right of use assets	520	638
Share-based compensation expense	3,714	4,413
(Gain) Loss on disposal of leasehold improvements and equipment	(5)	7
Provision for doubtful trade receivables	945	28
Non-cash financing costs	60	54
Changes in operating assets and liabilities:
Trade receivables	1,907	454
Inventories	2,053	(2,035)
Implementation costs for cloud computing arrangement	(60)	(281)
Prepaid expenses and other assets	767	(2,261)
Accounts payable	(481)	(1,304)
Accrued expenses	1,856	275
Deferred revenue	(149)	(118)
Customer deposits and other	35	2
Operating lease liabilities	(454)	(311)
Net cash provided by (used in) operating activities	6,468	(14,770)

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(127)	(162)
Proceeds from the sale of leasehold improvements and equipment, net	5	—
Net cash used in investing activities	(122)	(162)

Cash Flows From Financing Activities
Payment of debt issuance costs	—	(15)
Principal payments on finance leases	(14)	(10)
Net cash used in financing activities	(14)	(25)

Net increase (decrease) in cash and cash equivalents	6,332	(14,957)
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	20,441	28,219
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$26,773	$13,262

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$508	$372

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$29	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	ChromaDex Corporation and Subsidiaries
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of 2023 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities and inflationary pressures. For the nine months ended September 30, 2023, the Company incurred a net loss of $5.1 million, however, during the same period the Company’s operating activities provided cash of $6.5 million. As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $26.6 million which consists of bank deposits and short-term investments, including low-risk, fixed-income investments and highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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

Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net loss	$(959)	$(985)	$(5,052)	$(15,122)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.07)	$(0.22)

Basic and diluted weighted average common shares outstanding (1):	75,050	68,345	74,938	68,331

Potentially dilutive securities (2):
Stock options	11,917	10,064	11,917	10,064
Restricted stock units	677	748	677	748
(1) Includes a weighted average of approximately 167 and 177 nonvested shares of restricted stock for the three and nine months ended September 30, 2023, respectively, and 183 nonvested shares of restricted stock for each of the three and nine months ended September 30, 2022 which are participating securities that feature voting and dividend rights.
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

The following tables set forth financial information by segment:

Three months ended September 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,400	$1,424	$671	$—	$19,495
Cost of sales	6,024	739	763	—	7,526
Gross profit (loss)	11,376	685	(92)	—	11,969
Operating expenses:
Sales and marketing	5,934	—	101	—	6,035
Research and development	1,142	99	—	—	1,241
General and administrative	—	—	—	5,840	5,840
Operating expenses	7,076	99	101	5,840	13,116

Operating income (loss)	$4,300	$586	$(193)	$(5,840)	$(1,147)

Nine Months Ended September 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$51,924	$8,252	$2,198	$—	$62,374
Cost of sales	18,387	3,852	2,292	—	24,531
Gross profit (loss)	33,537	4,400	(94)	—	37,843
Operating expenses:
Sales and marketing	19,599	37	282	—	19,918
Research and development	3,278	521	—	—	3,799
General and administrative	—	—	—	19,557	19,557
Operating expenses	22,877	558	282	19,557	43,274

Operating income (loss)	$10,660	$3,842	$(376)	$(19,557)	$(5,431)

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Three months ended September 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$14,561	$1,819	$683	$—	$17,063
Cost of sales	5,224	899	733	—	6,856
Gross profit (loss)	9,337	920	(50)	—	10,207
Operating expenses:
Sales and marketing	5,696	12	160	—	5,868
Research and development	1,089	135	—	—	1,224
General and administrative	—	—	—	6,180	6,180
Operating expenses	6,785	147	160	6,180	13,272

Operating income (loss)	$2,552	$773	$(210)	$(6,180)	$(3,065)

Nine Months Ended September 30, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$44,018	$4,710	$2,326	$—	$51,054
Cost of sales	15,694	2,302	2,277	—	20,273
Gross profit	28,324	2,408	49	—	30,781
Operating expenses:
Sales and marketing	21,634	36	456	—	22,126
Research and development	3,204	343	—	—	3,547
General and administrative	—	—	—	22,292	22,292
Operating expenses	24,838	379	456	22,292	47,965

Operating income (loss)	$3,486	$2,029	$(407)	$(22,292)	$(17,184)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended September 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,400	$—	$—	$17,400
Niagen® Ingredient	—	1,424	—	1,424
Subtotal Niagen® Related	17,400	1,424	—	18,824

Other Ingredients	—	—	—	—
Reference Standards	—	—	654	654
Consulting and Other	—	—	17	17
Subtotal Other Goods and Services	—	—	671	671

Total Net Sales	$17,400	$1,424	$671	$19,495

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$51,924	$—	$—	$51,924
Niagen® Ingredient	—	7,822	—	7,822
Subtotal Niagen® Related	51,924	7,822	—	59,746

Other Ingredients	—	430	—	430
Reference Standards	—	—	2,122	2,122
Consulting and Other	—	—	76	76
Subtotal Other Goods and Services	—	430	2,198	2,628

Total Net Sales	$51,924	$8,252	$2,198	$62,374

Three Months Ended September 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$14,561	$—	$—	$14,561
Niagen® Ingredient	—	1,804	—	1,804
Subtotal Niagen® Related	14,561	1,804	—	16,365

Other Ingredients	—	15	—	15
Reference Standards	—	—	661	661
Consulting and Other	—	—	22	22
Subtotal Other Goods and Services	—	15	683	698

Total Net Sales	$14,561	$1,819	$683	$17,063

Nine Months Ended September 30, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$44,018	$—	$—	$44,018
Niagen® Ingredient	—	4,389	—	4,389
Subtotal Niagen® Related	44,018	4,389	—	48,407

Other Ingredients	—	321	—	321
Reference Standards	—	—	2,248	2,248
Consulting and Other	—	—	78	78
Subtotal Other Goods and Services	—	321	2,326	2,647

Total Net Sales	$44,018	$4,710	$2,326	$51,054

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2023	2022	2023	2022
A.S. Watson Group - Related Party	16.0%	15.4%	15.7%	12.0%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

Major Customers	At September 30, 2023	At December 31, 2022
A.S. Watson Group - Related Party	52.0%	36.6%
Nestlé (NHSc)	*	23.6%
Amazon Marketplaces	20.2%	*
Life Extension	12.9%	*
* Represents less than 10%

During the three and nine months ended September 30, 2023, the Company recorded provision for doubtful trade receivables of approximately $0.2 million and $0.9 million, respectively. Primarily, the higher provision was a result of the Chapter 11 bankruptcy filing by iMedia Brands, Inc., which owns ShopHQ, a multiplatform interactive television network, which has been a sales channel for Tru Niagen®.

As of September 30, 2023, concentration for the Company's outstanding trade receivables is significant, with approximately 85% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Sales	2023		2022		2023		2022
A.S. Watson Group - Related Party	$3.1	million	$2.6	million	$9.8	million	$6.7	million

Trade Receivable as of	September 30, 2023		December 31, 2022
A.S. Watson Group - Related Party	$2.9	million	$3.1	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of September 30, 2023 and December 31, 2022 are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Consumer Products - Finished Goods	$7,078	$7,901
Consumer Products - Work in Process	2,201	2,992
Bulk ingredients	2,784	3,284
Reference standards	561	500
Total Inventory	$12,624	$14,677

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
Operating Leases
As of September 30, 2023, the Company had right-of-use assets and corresponding operating lease liabilities of approximately $3.0 million and $3.8 million, respectively. For the three and nine months ended September 30, 2023 and 2022, the components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating leases
Operating lease expense	$231	$235	$692	$727
Variable lease expense	79	47	191	132
Operating lease expense	310	282	883	859
Short-term lease rent expense	4	33	12	160
Total expense	$314	$315	$895	$1,019

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

At September 30, 2023
Weighted-average remaining lease term (years), operating leases	4.0
Weighted-average discount rate, operating leases	5.7%
Future minimum lease payments under operating leases as of September 30, 2023 are as follows:

Year	(In thousands)
2023 (Remainder)	$231
2024	1,101
2025	1,135
2026	901
2027	491
2028	358
Thereafter	30
Total	4,247
Less present value discount	(482)
Present value of total operating lease liabilities	3,765
Less current portion	(854)
Long-term obligations under operating leases	$2,911
Subsequent to September 30, 2023, the Company entered into a lease amendment for its Los Angeles, California office space. Pursuant to this amendment, the Company received a total value of approximately $355,000 in rent abatement for approximately eight months starting in November 2023.

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2023, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 3.65 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2023, there were approximately 5.7 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2023:

Weighted Average:	Nine Months Ended September 30, 2023
Expected term	6.2 years
Expected volatility	75.4%
Risk-free rate	3.6%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2023:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,397	$4.21	6.2	$44
Options Granted	2,650	1.79
Options Exercised	—	—		—
Options Forfeited	(1,171)	3.98
Outstanding at September 30, 2023	10,876	$3.64	6.1	$3	*

Exercisable at September 30, 2023	7,507	$4.32	4.6	$1	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.46, which is the closing price of the Company’s stock on the last day of business for the period ended September 30, 2023.

There were no activities related to performance or market-based stock options during the nine months ended September 30, 2023.

Restricted Stock Units
The following table summarizes activity of RSUs during the nine months ended September 30, 2023:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2022	650	$2.77
Granted	429	1.81
Vested	(327)	2.83
Forfeited	(75)	2.35
Unvested shares at September 30, 2023	677	$2.18

Expected to vest at September 30, 2023	677	$2.18

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the periods indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2022	183	$3.25
Granted	—	—
Vested	(16)	$4.23
Forfeited	—	—
Unvested shares at September 30, 2023	167	$3.15

Expected to vest as of September 30, 2023	167	$3.15
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Share-based compensation expense
Cost of sales	$87	$73	$253	$203
Sales and marketing	180	414	879	1,134
Research and development	247	252	746	730
General and administrative	603	490	1,836	2,346
Total	$1,117	$1,229	$3,714	$4,413
In future periods, the Company expects to recognize approximately $4.3 million and $1.2 million in share-based compensation expense for unvested options and unvested RSUs, respectively, that were outstanding as of September 30, 2023. Future share-based compensation expense will be recognized over 1.5 and 1.7 weighted average years for unvested options and RSUs, respectively. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of September 30, 2023. For additional discussion of the Joint Venture, see Note 12, Joint Venture Agreement.

Table of Contents	ChromaDex Corporation and Subsidiaries
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

Table of Contents	ChromaDex Corporation and Subsidiaries
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
On September 28, 2022, ChromaDex, Inc., Elysium, and Mark Morris filed a joint stipulation requesting that the court stay the California Action pending the final resolution of ChromaDex, Inc.’s appeal in the U.S. Court of Appeals for the Federal Circuit captioned ChromaDex, Inc. v. Elysium Health, Inc., No. 2022-1116 (the “Federal Circuit Appeal”). On September 28, 2022, the court issued an order staying the California Action pending the final resolution of the Federal Circuit Appeal. On June 16, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that the U.S. Court of Appeals for the Federal Circuit had issued its mandate in the Federal Circuit Appeal and requesting the court continue the stay of the California Action until August 22, 2023, in order to allow the parties in the Federal Circuit Appeal the opportunity to file a petition for a writ of certiorari in the Supreme Court. On June 20, 2023, the court approved the joint stipulation and continued the stay until August 22, 2023. On August 14, 2023, at the request of the parties, the court further continued the stay until September 21, 2023. On September 15, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that ChromaDex and the Trustees of Dartmouth College had filed a petition for writ of certiorari in the Supreme Court and requesting the court continue the stay pending the Supreme Court’s decision on the petition. On September 15, 2023, the court approved the joint stipulation and continued the stay pending the Supreme Court’s decision on the petition.

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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal. Elysium filed its opening brief on August 24, 2022. ChromaDex filed its opening and response brief on November 22, 2022. Elysium filed its reply and response brief on January 20, 2023. ChromaDex filed its reply brief on February 10, 2023. Oral argument took place on October 13, 2023. On October 26, 2023, the court of appeals issued a decision affirming the district court’s decision enforcing the Settlement Agreement, and also dismissed ChromaDex’s conditional cross-appeal as moot.
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

Table of Contents	ChromaDex Corporation and Subsidiaries
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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, ChromaDex filed objections to Elysium’s bill of costs. On July 21, 2023, ChromaDex filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, ChromaDex filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, ChromaDex filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. The Company does not believe that this decision will have a material impact on the Company’s NR business.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. On August 10, 2022, the PTAB issued a final written decision holding that the challenged claims were not unpatentable. On October 12, 2022, Thorne filed a notice of appeal. On April 4, 2023, the court of appeals stayed the appeal pending issuance of the mandate in the pending appeal from the Delaware patent infringement action. On June 22, 2023, the court of appeals directed the parties to inform the court of appeals by no later than August 1, 2023 how they believe the appeal should proceed. On August 1, 2023, the parties requested that the court of appeals continue the stay of briefing until Dartmouth has determined whether it will seek certiorari. On August 25, 2023, the court of appeals granted the request, and instructed the parties, within seven days of the Supreme Court’s disposition of any petition for certiorari or the expiration of the time to seek certiorari if no petition is filed, to inform the court how they think the appeal should proceed. On October 23, 2023, the parties jointly informed the court of appeals that the Supreme Court had denied the petition for writ of certiorari and that they believed the decision on appeal should be vacated and remanded with instructions to the Patent Trial and Appeal Board to dismiss the IPR proceedings.

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

The Company determined that it qualified for the ERTC in the last three quarters of 2020 and all three quarters of 2021 and filed a claim for the credit in August 2022. During the quarter ended September 30, 2022, the Company recorded an aggregate benefit of approximately $2.1 million in Other income, net - Employee Retention Tax Credit in its Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC for all eligible quarters.

During the fourth quarter of 2022, the Company received $0.6 million related to the ERTC. During the nine months ended September 30, 2023, the Company received another $0.9 million related to the ERTC. As of September 30, 2023, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of the year, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, the Company has not received communications from the IRS regarding the Company’s existing claims. Nevertheless, the Company is diligently monitoring the situation to ensure continued compliance.

Table of Contents	ChromaDex Corporation and Subsidiaries
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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of September 30, 2023, it is uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.
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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three and nine months ended September 30, 2023.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13. Subsequent Events
Effective as of November 2, 2023, the Company entered into a Ninth Amendment (Ninth Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). Pursuant to the Ninth Amendment, the Company is committed to purchase approximately $17.1 million of total inventory between January 1, 2024 and December 31, 2024. In addition, the Company has remaining purchase commitments from the Eighth Amendment totaling $4.5 million to be purchased during the three months ended December 31, 2023. The Grace Manufacturing Agreement will expire on December 31, 2024, subject to further renewal of the Agreement to be negotiated by the parties. If the Company is unable to extend the agreement on satisfactory terms, it could have a material adverse impact to its financial results and strategic position in the market. See Item 1A. Risk Factors, “We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.” for more information.

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
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

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
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3, and one of the most well-studied and efficient NAD+ precursors on the market. Data from numerous preclinical studies and human clinical trials show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Niagen® is confirmed safe for human consumption as a dietary supplement and food ingredient. Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Niagen® is protected by patents to which we are the owner or have exclusive rights.
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
Impact of COVID-19
Under the Coronavirus Aid, Relief, and Economic Security Act the employee retention tax credit (ERTC) was established and subsequently amended by other Acts. During the third quarter of 2022, we evaluated our eligibility for the ERTC and determined that we qualified in all three quarters of 2020 and the first three quarters in 2021. As a result, during August 2022, we filed a claim for the ERTC. During fiscal year 2022, we recognized approximately $2.1 million in Other income - Employee Retention Tax Credit in our Unaudited Condensed Consolidated Statements of Operations to reflect the ERTC. As of September 30, 2023, the Company's Unaudited Condensed Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.
On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of the year, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, we have not received communications from the IRS regarding our existing claims. Nevertheless, we are diligently monitoring the situation to ensure continued compliance. For further discussion, see Note 11, Employee Retention Tax Credit.

Other than the impacts to our Unaudited Condensed Consolidated Balance Sheets pertaining to the ERTC, the impact of COVID-19 did not have a material impact on our business during the three and nine months ended September 30, 2023. Any future developments and impacts of COVID-19, which cannot be predicted, including impacts to our partners, can also exacerbate other risks discussed in Part II, Item 1A Risk Factors and throughout this report.

Inflation and changing prices

We have experienced inflation in labor, raw materials, transportation and other costs. Inflation can have a long-term impact as increasing costs may affect our ability to maintain satisfactory margins. We may be unsuccessful in passing these increases on to our customers or finding other mitigating solutions. Furthermore, increases in inflation may not be matched by growth in consumer income, which could have a negative impact on customer spending. If customer sales diminish, we may be required to scale back production volumes which could negatively impact any economies of scale we have previously benefited from. We have also seen changing prices due to other macroeconomic factors including rising interest rates, fluctuations in currency exchange rates and geopolitical uncertainties such as those surrounding Russia’s invasion of Ukraine and the current conflict in the Middle East. We will continue to monitor changing prices and inflationary pressures closely as conditions may become more challenging due to ongoing and uncertain economic factors.

Recent Activities
Subsequent to September 30, 2023, we entered into a lease amendment for our Los Angeles, California office space. Pursuant to this amendment, we received a total value of approximately $355,000 in rent abatement for approximately eight months starting in November 2023.
Effective as of November 2, 2023, we entered into a Ninth Amendment (Ninth Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to find alternatives for supply (Grace Patents). Pursuant to the Ninth Amendment, we committed to purchase approximately $17.1 million of total inventory between January 1, 2024 and December 31, 2024. In addition, we have remaining purchase commitments from the Eighth Amendment totaling $4.5 million to be purchased during the three months ended December 31, 2023. The Grace Manufacturing Agreement will expire on December 31, 2024, subject to further renewal of the Agreement to be negotiated by the parties. If we are unable to extend the agreement on satisfactory terms, it could have a material adverse impact to our financial results and strategic position in the market. See Item 1A. Risk Factors, “We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.” for more information.
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
As of September 30, 2023, our cash and cash equivalents totaled approximately $26.8 million, of which $26.6 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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

Our consolidated net sales and net loss for the three and nine months ended on September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022

Net sales	$19,495	$17,063	$62,374	$51,054
Net loss	(959)	(985)	(5,052)	(15,122)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.07)	$(0.22)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Net sales:
Consumer Products	$17,400	$14,561	19%	$51,924	$44,018	18%
Ingredients	1,424	1,819	(22)%	8,252	4,710	75%
Analytical reference standards and services	671	683	(2)%	2,198	2,326	(6)%
Total net sales	$19,495	$17,063	14%	$62,374	$51,054	22%

Total net sales increased by approximately $2.4 million and $11.3 million for the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. Changes in net sales were driven by the following:
•Tru Niagen® remained the leading contributor to total net sales growth, increasing $2.8 million and $7.9 million for the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022, respectively. During the three and nine months ended September 30, 2022, our distributor partners were negatively impacted by COVID-19 headwinds and other macroeconomic factors. As those headwinds subsided, we observed a resurgence in sales to these partners. For the three months ended September 30, 2023, growth was largely driven by strong performance from our e-commerce business accounting for approximately $1.4 million alongside increased sales to our distributor partners and A.S. Watson, a related party, totaling $0.9 million and $0.5 million in growth, respectively. Similarly, for the nine months ended September 30, 2023, e-commerce and A.S. Watson sales drove $3.7 million and $3.1 million in growth, respectively, with other distributor partners contributing approximately $1.0 million in higher sales. Looking ahead, we anticipate that e-commerce sales will remain the primary driver of growth throughout 2023.
•For the three months ended September 30, 2023, total ingredients sales experienced a decline of approximately $0.4 million compared to the corresponding period in 2022, primarily due to the timing of Niagen® ingredient orders from our partners. Conversely, for the nine months ended September 30, 2023, total ingredients sales increased $3.5 million compared to the same period in 2022, driven by increased demand for our Niagen® ingredient from both existing and new partners.
•Our analytical reference standards and services segment constituted the smallest proportion of total sales, maintaining relative stability for the three months ended September 30, 2023, and experiencing a slight decline of $0.1 million for the nine months ended September 30, 2023, compared to the corresponding periods in 2022.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Cost of sales:
Consumer Products	$6,024	$5,224	35%	36%	$18,387	$15,694	35%	36%
Ingredients	739	899	52	49	3,852	2,302	47	49
Analytical reference standards and services	763	733	114	107	2,292	2,277	104	98
Total cost of sales	$7,526	$6,856	39%	40%	$24,531	$20,273	39%	40%
Overall, cost of sales, as a percentage of net sales, remained relatively stable for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the three and nine ended September 30, 2023, our consumer products segment maintained relatively stable cost of sales, as a percentage of net sales, compared to the same periods in 2022, improving approximately 1% for each period.
•Cost of sales, as a percentage of net sales, in our ingredients segment and our analytical reference standards and services segment are predominantly influenced by fixed supply chain overhead costs, which remain constant regardless of sales fluctuations. Consequently, increased sales result in improved labor and overhead utilization rates, while decreased sales lead to lower utilization rates. In the ingredients segment, lower sales during the three months ended September 30, 2023, and higher sales for the nine months ended September 30, 2023, contributed to a 3% increase and a 2% decline in cost of sales as a percentage of net sales, respectively. For the analytical reference standards and services segment, which experienced lower sales for both the three and nine months ended September 30, 2023, compared to the same periods in 2022, there was an observed increase of 7% and 6%, respectively, in cost of sales as a percentage of net sales.
Gross Profit (loss)
Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit (loss) by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Gross profit (loss):
Consumer Products	$11,376	$9,337	22%	$33,537	$28,324	18%
Ingredients	685	920	(26)	4,400	2,408	83
Analytical reference standards and services	(92)	(50)	(84)	(94)	49	(292)
Total gross profit (loss)	$11,969	$10,207	17%	$37,843	$30,781	23%
For details supporting the changes in gross profit (loss), refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Sales and marketing expenses:
Consumer Products	$5,934	$5,696	34%	39%	$19,599	$21,634	38%	49%
Ingredients	—	12	—	1	37	36	—	1
Analytical reference standards and services	101	160	15	23	282	456	13	20
Total sales and marketing expenses	$6,035	$5,868	31%	34%	$19,918	$22,126	32%	43%
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, improved 501 basis points and 1,140 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. This significant improvement can be attributed to a strategic shift in our marketing approach, beginning in the third quarter of 2022. For the three months ended September 30, 2023, we continued to focus our marketing efforts on what we believe to be more efficient distribution channels and marketing campaigns, while beginning to scale up our investments compared to the prior year period. For the nine months ended September 30, 2022, we launched an extensive direct marketing campaign across multiple platforms, including televised commercials. During the nine months ended September 30, 2023, we did not invest in a campaign of this magnitude, but did invest in a brand building event to boost awareness and drive sales of Tru Niagen in our largest e-commerce channel, leading to efficiencies.
•Sales and marketing expense for our ingredients segment remained minimal throughout both of the three and nine months ended September 30, 2023 and 2022.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, improved by 837 basis points and 677 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. This favorable change can be primarily attributed to a reduction in marketing spend as we strategically manage expenses and maintain our marketing focus on our consumer products segment.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
R&D expenses:
Consumer Products	$1,142	$1,089	5%	$3,278	$3,204	2%
Ingredients	99	135	(27)	521	343	52
Total R&D expenses	$1,241	$1,224	1%	$3,799	$3,547	7%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. In total, we experienced slightly higher R&D expenses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. This increase was primarily driven by inflationary pressures, such as overall wage inflation, as well as professional services and the timing of projects. In addition, during the three months ended September 30, 2023, we ramped up our R&D efforts surrounding important R&D initiatives, incurring an associated increased expense of approximately $0.4 million, partially offset by a refund of $0.3 million related to a discontinued R&D project.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change

General and administrative	$5,840	$6,180	(6)%	$19,557	$22,292	(12)%
Total general and administrative expense decreased by $0.3 million and $2.7 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The reduction in expense for the three months ended September 30, 2023 was primarily attributable to lower legal expense and severance and restructuring expense of $0.2 million and $0.1 million, respectively. The lower general and administrative expense for the nine months ended September 30, 2023 was driven by a decrease in legal expense of $2.3 million, a reduction in executive and other administrative headcount of $1.0 million, lower share-based compensation expense of $0.5 million, partially offset by an increase of $0.9 million due to provisions for doubtful trade receivables.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2023 and September 30, 2022, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and nine months ended September 30, 2023 and 2022. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Depreciation and Amortization (in thousands)
Depreciation expense was approximately $693 and $648 for the nine months ended September 30, 2023 and 2022, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $119 and $143 for the nine months ended September 30, 2023 and 2022, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the nine months ended September 30, 2023 was approximately $520 compared to $638 for the nine months ended September 30, 2022.
Liquidity and Capital Resources
From inception through September 30, 2023, we have incurred aggregate losses of approximately $190.6 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, cash generated from sales, the issuance of common stock and warrants through private placements and the issuance of debt.
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

As of September 30, 2023, we had cash and cash equivalents of $26.8 million, including $152 thousand of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of September 30, 2023 consisted of bank deposits and short-term investments, including low-risk, fixed-income investments and highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of September 30, 2023, we had purchase obligations of $21.6 million related to inventory purchase commitments and future minimum lease obligations of $4.2 million to be paid over approximately fifteen months and six years, respectively.
We anticipate that our current unrestricted cash and cash equivalents of $26.6 million and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. However, we may seek additional funds to support both our short-term and long-term operating objectives, either through additional equity or debt financings or collaborative agreements or from other sources.
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
Net cash provided by and used in operating activities: Cash provided by and used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $6.5 million for the nine months ended September 30, 2023 compared to a net cash use of $14.8 million for the nine months ended September 30, 2022. The $21.2 million positive change was primarily driven by a $10.1 million improvement in net loss coupled with enhanced cash flow management related to inventory, resulting in a positive impact of $4.1 million. Furthermore, lower prepaid expenses and other assets, along with reduced trade receivables, contributed $3.0 million and $1.5 million, respectively, to the positive cash improvement. Additionally, higher accrued expenses and increased provisions for doubtful trade receivables had a positive cash impact of $1.6 million and $0.9 million, respectively.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Net cash used in financing activities: Financing cash flows consist primarily of the repayment of short-term and long-term debt. Cash used in financing activities was nominal during each of the nine months ended September 30, 2023 and September 30, 2022 consisting entirely of repayments for finance leases.

Critical Account Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2022 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are effective at the reasonable assurance level.
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
•Our business could be negatively impacted by cyber security incidents or threats, including without limitation a material interruption to our operations and our IT systems, a material interruption to our clinical trials, harm to our reputation, significant fines, penalties, litigation, and liabilities, regulatory investigations or lawsuits, including class actions, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of revenue, customers or sales.
Risks Related to our Products:
•We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net loss of approximately $5.1 million for the nine months ended September 30, 2023. We incurred net losses of approximately $16.5 million and $27.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of September 30, 2023, our accumulated deficit was approximately $190.6 million. We have not achieved profitability on an annual basis. Our net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals.
As of September 30, 2023, our cash and cash equivalents totaled approximately $26.8 million, of which $26.6 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, inflationary conditions and failures of regional banks, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 15.7% of our sales during the nine months ended September 30, 2023. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, the consequences of the ongoing conflict between Russia and Ukraine and the conflict in the Middle East, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.
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
•our ability to control the costs of the parts and materials we use or to timely adopt subsequent generations of parts and materials;
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
•information technology related costs, disruptions and hindrances;
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
To achieve commercial success for our products, we must sell our product lines and/or technologies at favorable prices. In addition to being expensive, maintaining such a sales force is time-consuming. Qualified direct sales personnel with experience in the dietary supplement industry are in high demand, and there can be no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent sales representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. There can be no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there can be no assurance that we will be able to build an alternate distribution framework should we attempt to do so.
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

Our business could be negatively impacted by cyber security incidents or threats, including without limitation a material interruption to our operations and our IT systems, a material interruption to our clinical trials, harm to our reputation, significant fines, penalties, litigation, and liabilities, regulatory investigations or lawsuits, including class actions, breach or triggering of data protection laws, privacy policies and data protection obligations, or a loss of revenue, customers or sales.

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

An actual or perceived cyber security incident could result in disrupted operations, including suspension of our clinical trial activities, lost opportunities, misstated financial data, liability for stolen assets or information, theft of our intellectual property, loss of data and other personally identifiable or sensitive information, increased costs arising from the implementation of additional security protective measures, litigation (including class actions), reputational damage, government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data (which could impact clinical trials), interruptions in our operations (including availability of data) financial loss, and other similar harms. Further, individuals, clinical trial participants or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

Additionally, some applicable federal, state and foreign laws may require companies to notify individuals, government regulators, including state attorneys general, the U.S. Department of Health and Human Services Office of Civil Rights, the U.S. Securities and Exchange Commission, credit agencies and the media, of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have relationships. Notifications and follow-up actions related to a security breach are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences and could impact our reputation or cause us to incur significant costs, including legal expenses and remediation costs.

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
Our business depends greatly on the expertise and contributions of several key individuals, including Robert Fried, Brianna Gerber and Heather Van Blarcom who are our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Legal and Corporate Secretary, respectively. Additionally, we rely on other critical team members, including professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals' services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

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

Risks Related to Our Products
We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, health epidemics affecting the region of such suppliers, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Due to other worldwide macroeconomic conditions such as, but not limited to, geopolitical conflicts and unrest, pandemics, labor shortages, port congestion, and government restrictions there may be delays in shipments from our suppliers. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of NR. Our supply of NR is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to find alternatives for supply. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.
Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.
We believe the dietary supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of dietary supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, social media and other publicity regarding the consumption of dietary supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the dietary supplement market or any product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows.
Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, if accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of dietary supplements in general, or our products specifically, or associating the consumption of dietary supplements with illness, could have such a material adverse effect. Even media attention that is immaterial or inaccurate can have an impact on our sales or financial results if widely disseminated to our customers. Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.
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
Our ability to remain competitive may depend, in part, on our ability to continue to seek partners that can offer technological improvements and improve existing products and services that are offered to our customers. We are committed to attempting to keep pace with technological change, to stay abreast of technology changes and to look for partners that will develop new products and services for our customer base. We cannot assure prospective or existing investors that we will be successful in finding partners or be able to continue to incorporate new developments in technology, to improve existing products and services, or to develop successful new products and services, nor can we be certain that newly developed products and services will perform satisfactorily or be widely accepted in the marketplace or that the costs involved in these efforts will not be substantial.
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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s GDPR (UK GDPR) imposes strict obligations on the processing of personal data, including, without limitation, and personal health data. The GDPR and UK GDPR set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); requiring the appointment of a data protection officer in certain circumstances; mandating the appointment of representatives in the United Kingdom and/or the EEA in certain circumstances; introducing new data transfer frameworks such as the EU-U.S. Data Privacy Framework and the U.K. – U.S. Data Bridge, introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

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
Changes in government regulation related to regulatory approvals to market and sell our goods could adversely affect our ability to generate revenues.
The industries within which we operate are subject to stringent and constantly evolving regulations by a wide range of authorities worldwide. We believe our products are following all applicable regulations in those jurisdictions within which they are sold or marketed. We cannot predict how regulations will evolve or what new requirements may arise in the future and, if so, whether or how such changes may affect any products that we are developing or may attempt to develop. Depending on how regulations evolve, our goods may be suspended or may not be able to be marketed and sold in the United States or in other markets until we have achieved appropriate regulatory compliance as and if implemented by the FDA or other regulatory body. In certain markets and product categories, regulatory approval is a prerequisite for marketing and selling our products. These markets and categories may require adherence to specific regulatory standards, and any failure to obtain or maintain necessary approvals or changes in requirements in these regions could adversely impact our ability to sell our goods there. Satisfaction of regulatory requirements may take many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

If regulatory clearance of a good that we propose to market and sell is granted, this clearance may be limited to those particular countries, states and conditions for which the good is demonstrated to be safe and effective, which could limit our ability to generate revenue. We cannot ensure that any good that we develop will meet all of the applicable regulatory requirements needed to receive marketing clearance. Failure to obtain regulatory approval will prevent commercialization of our goods where such clearance is necessary. There can be no assurance that we will obtain regulatory approval of our proposed goods that may require it.

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
As of September 30, 2023, we had outstanding options for an aggregate of approximately 11.9 million shares of common stock at a weighted average exercise price of $3.70 per share and unvested restricted stock units of approximately 0.7 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three and nine months ended September 30, 2023. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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
The stock market has experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	000-53290	3.1	4/12/2016
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
10.1	Fifth Amendment to Lease, dated October 11, 2023, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.					X
10.2	First Amendment to the Amended and Restated Supply Agreement, dated August 16, 2023, by and between the Company, Nestec Ltd. and NHSc **					X
10.3	Ninth Amendment to Manufacturing and Supply Agreement, dated as of November 2, 2023, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: November 8, 2023	/s/ BRIANNA L. GERBER
Brianna L. Gerber
Chief Financial Officer

(principal financial officer and duly authorized on behalf of the registrant)