Form 10-K
period 2023-12-31
ChromaDex Corp.
filed 2024-03-06
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $81.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023.
Number of shares of common stock of the registrant outstanding as of March 4, 2024: 75,309,118.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the Registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

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
Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate and Stanford Professor. Other distinguished members include Dr. Charles Brenner, Alfred E Mann Family Foundation Chair in the Department of Diabetes & Cancer Metabolism at City of Hope and one of the world’s recognized experts in NAD+ and discoverer of NR as a NAD+ precursor; Dr. Rudy Tanzi, co-chair of the department of neurology at Harvard Medical School; Sir John Walker, Nobel Laureate and Emeritus Director of the MRC Mitochondrial Biology Unit in the University of Cambridge, England; Dr. Bruce German, Chairman of Food, Nutrition and Health at the University of California, Davis; Dr. Brunie Felding, Associate Professor in the Department of Molecular Medicine at Scripps Research Institute, California Campus; Dr. David Katz, Founder and former director of Yale University’s Yale-Griffin Prevention Research Center, President and Founder of the non-profit True Health Initiative, and Founder and Chief Executive Officer of Diet ID, Inc.; and Dr. Vilhelm (Will) Bohr, M.D., Ph.D., D.Sc., former Chief of the Laboratory of Molecular Genetics at the National Institute on Aging of the National Institutes of Health.
Business Model, Products and Services
Consumer Products Segment
Through our consumer products segment, we provide finished dietary supplement products that contain the Company's proprietary ingredients, commercialized as Tru Niagen®, directly to consumers and distributors. As one of the world leaders on NAD+ and the science of healthy aging, we continuously strive to evolve our Tru Niagen® products through ongoing exploration, discovery and the application of patented technologies. We believe that the Tru Niagen® brand is associated with scientific rigor and a dedication to enhancing consumer health by safely elevating NAD+ levels, thereby facilitating a healthier aging process. Our primary objective is to amplify global awareness of the Tru Niagen® brand through comprehensive marketing strategies, strategic partnerships and expanded market presence.

Our dedication to extending the reach of the Tru Niagen® brand is evident in our focus on enhanced marketing and distribution efforts in key global markets, while also working to obtain the required regulatory approvals for these endeavors. We began international expansion of the Tru Niagen® brand with the launch in Hong Kong and Macau with our strategic partner, A.S. Watson Group, in 2017. Since then, through our strategic partners, we have further expanded distribution into over 100 countries. We support our international operations in various capacities which include supplying our international strategic partners with finished products manufactured in the U.S, as well as marketing materials and expertise. Concurrently, we maintain support for our proprietary e-commerce platforms and collaborate on the e-commerce platforms of partners both within the U.S and internationally.
Ingredients Segment

Through our ingredients segment, we provide Niagen® in ingredient form to our strategic partners, including Nestec Ltd. (Nestlé), a global leader in pioneering quality science-based nutritional health solutions. We also offer Immulina®, a spirulina extract with predominant active compounds of Braun-type lipoproteins which are useful for supporting human immune function. Our mission is to continue to identify, acquire and commercialize innovative proprietary ingredients and technologies.

With an experienced team, we possess the capability to guide innovative ingredients and technologies from early development through commercialization, ensuring compliance with regulatory approvals, safety standards, toxicology assessments, and clinical trials. Furthermore, we offer comprehensive supply chain management and manufacturing support, enabling us to either directly sell the ingredient products or license them to third parties.

Analytical Reference Standards and Services Segment

Since 1999, we have provided research and quality-control products and services through our analytical reference standards and services segment and have positioned ourselves as a high-quality technical leader in the industry. Customers worldwide in the dietary supplement, food and beverage, cosmetic, pharmaceutical, and life sciences industries utilize our products, which are small quantities of highly-characterized, phytochemicals, natural products and plant-based materials, to ensure the quality of their raw materials and finished products. We also provide research services for customers exploring the frontier of natural product research and development.
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

Business Market
According to data from Global Wellness Institute, the global wellness industry market was approximately $5.6 trillion in 2022, nearly 14% higher than its size in 2019. In 2022, the personal care and beauty market was approximately $1,089 billion, healthy eating, nutrition and weight loss was approximately $1,079 billion and traditional and complementary medicine market was approximately $519 billion. The Global Wellness Institute projects the overall wellness economy to grow approximately 8.6% annually, or 51% in total, from 2022 to 2027.
According to data from Grand View Research, the global dietary supplements market size was estimated at $164 billion in 2022, and is expected to grow at a compound annual growth rate of 8.9% from 2022 to 2030.
In 2022, our net sales grew by 7%, followed by a 16% increase in 2023. Over the five-year period from 2019 to 2023, we achieved a compound annual growth rate of 13%.
For the years ended December 31, 2023 and 2022, our net sales were approximately $83.6 million and $72.1 million, respectively. The following table summarizes total net sales for each of our business segments in the last two years. Please refer to Item 8 Financial Statements and Supplementary Data of this Form 10-K for additional financial information about each of our business segments.

	Year Ended December 31,
(In thousands)	2023	2022
Consumer Products Segment	$69,528	$60,110
Ingredients Segment	11,137	8,736
Analytical Reference Standards and Services Segment	2,905	3,204
Total net sales	$83,570	$72,050
Major Customers
For the years ended December 31, 2023 and 2022, we had one major customer which accounted for more than 10% of our total net sales. A.S. Watson Group, a related party, accounted for approximately 15.4% and 13.9% of our net sales for the years ended December 31, 2023 and 2022, respectively. The loss of or deterioration in relationship with this customer would have a material adverse effect on our business and financial condition.

Sales and Marketing Strategy
Consumer Products Segment
Our sales and marketing strategy for the Consumer Products Segment is designed to enhance the visibility and awareness of Tru Niagen® in a targeted and effective manner. With our dedicated team and supporting agencies, we implement a diverse array of strategies aimed at engaging our target audience and driving sales.
We leverage social media and internet advertising to reach a broad audience and create a strong online presence. Simultaneously, we actively manage affiliate marketing programs to foster strategic partnerships and expand our reach through trusted networks. In our pursuit of authentic connections, we engage in influencer collaborations with key personalities, leveraging their reach to promote Tru Niagen® and connect with their followers. In addition, utilizing paid spokespersons and talent plays a crucial role in articulating the benefits and uniqueness of Tru Niagen®, thereby adding credibility to our brand.
Participation in industry events and trade shows serves as one among several avenues through which we showcase our products and engage with potential customers on a personal level. Moreover, we implement targeted email campaigns to establish direct communication with our audience, delivering valuable information and exclusive offers. The strategic use of paid search advertising ensures visibility among individuals actively searching for related keywords, contributing to the overall effectiveness of our marketing efforts.
Additionally, we distribute research publications and press releases to investors and healthcare practitioners to underscore the scientific backing and noteworthy developments associated with Tru Niagen®.
Integral to our customer-centric approach is the maintenance of a dedicated customer care department. This department handles day-to-day communications and promptly addresses any inquiries or concerns from our valued customers.
Our overarching approach is firmly grounded in professionalism and integrity, with the ultimate goal of leaving a lasting and positive impression of Tru Niagen® in the minds of consumers. Through these strategic initiatives, we aim not only to drive sales but also to build a strong and enduring connection with our esteemed customer base.
Distribution:
Domestic (United States of America): We distribute Tru Niagen® products direct to consumers through our propriety e-commerce platform TruNiagen.com, Amazon, ShopHQ and other established internet marketplaces. We also partner with specialty retailers and direct healthcare practitioners who are authorized resellers of Tru Niagen® in the United States.
International: We utilize strategic partners on a regional or local country basis to expand our distribution of Tru Niagen® products internationally. Our strategic partners offer our products through brick and mortar stores, e-commerce channels, such as Amazon, or a combination of both. With our strategic partners, we currently distribute Tru Niagen® products to the following international markets, Hong Kong, Macau, Singapore, New Zealand, Australia, China, South Korea, Canada, Japan, United Kingdom, Germany, France, Italy, Spain, Poland, Netherlands, Switzerland and Sweden. Additionally, in August 2023, we launched a partnership with iHerb, an online global destination for supplements with access to over 180 countries, to help accelerate our global expansion.
We continue to focus on obtaining additional regulatory approvals required to expand marketing and distribution of the Tru Niagen® brand in new strategic international markets. Currently, we are in the process of obtaining applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Tru Niagen® and other products containing nicotinamide riboside in our name or the name of our designee (collectively, the “Blue Hat Registration”) in connection with our joint venture agreement with Taikuk Group Ltd. Achieving Blue Hat Registration would notably broaden our sales opportunities in China and is at the forefront of our expansion goals. As of December 31, 2023, it is uncertain if or when Blue Hat Registration will be achieved. For additional discussion surrounding our joint venture agreement and Blue Hat Registration see Note 15, Joint Venture, in Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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
Total sales and marketing expense for the years ended December 31, 2023 and 2022 was approximately $26.4 million and $28.3 million, respectively.
Research and Development
The ChromaDex External Research Program (CERP™) is an essential component of our research and development platform. CERP™ was established to advance the science of nicotinamide riboside and other ChromaDex products. We value and encourage strong scientific rigor behind our products and have cultivated relationships with academic institutions in pursuit of this. Thus far, CERP™ has achieved over 275 research partnership agreements with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. Additional relationships are currently being developed.

To date, over 375 peer-reviewed studies have been published on the science behind NR, including its NAD+ boosting properties, and there are over 475 published human clinical studies on NAD+ and its impact on health. CERP™ has produced more than 40% of all peer-reviewed NR-focused publications and 75% of the peer-reviewed clinical NR publications so far. To date, 31 peer-reviewed human clinical trials have been published on our proprietary ingredient Niagen® demonstrating its safety and/or efficacy. No adverse effects have been attributed to Niagen® in any of the published clinical trials. In both 2015 and 2018, Niagen® was successfully notified to the FDA as an NDI. Niagen® was also successfully notified to FDA as Generally Recognized as Safe in August 2016.
Through our research and development laboratory in Longmont, Colorado, and the collective efforts of our experienced team, we venture to discover, develop and evaluate new products that we aim to take to market and explore cost saving processes for existing products. Research and development expense for the years ended December 31, 2023 and 2022 was approximately $5.0 million and $4.8 million, respectively.
Competitive Business Conditions
The health and wellness, anti-aging and dietary supplement industries are highly competitive, and we have competitors that offer products similar to our products. Many of our competitors may have greater financial and human resources than our own. We seek to differentiate our products and marketing from our competitors by emphasizing product quality, product benefits, scientific rigor, and functional ingredients. Patent and trademark applications that protect brands, product names, and new technologies are pursued whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on scientific research, innovation and new product development targeted at the needs of our consumers will enable us to effectively compete in the marketplace by building a trusted brand.
For our consumer products segment, we are in direct competition with Elysium Health who offers a similar product to Tru Niagen® as well as other providers of NAD+ boosting supplements. Additionally, we have customers who are authorized resellers of Niagen® as a consumer product. We believe these resellers are focused on specific channels or geographies that we feel are complementary to our business and expand awareness of the Niagen® ingredient and benefits. We also face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics to ingredients we offer. For our analytical reference standards and services segment, we face competition within the standardization and quality testing niche of the markets we serve. These competitors have already developed reference standards or services or are currently taking steps to develop them. We strive to always provide superior products and services than our competition.

Working Capital
ChromaDex’s working capital as of December 31, 2023 and 2022 was approximately $9.5 million and $13.5 million, respectively. For the year ended December 31, 2023, we observed a positive impact on our supply chain lead times due to the mitigation of COVID-related disruptions and the implementation of additional efficiency initiatives. We measure working capital by adding trade receivables and inventories and subtracting accounts payable. Our working capital is primarily comprised of assets and liabilities from our consumer products segment and ingredients segment as these operations require a considerable amount of inventory on hand. As each of these segments grow, greater working capital will likely be required to support these operations.
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
Regulation in other markets we operate in or seek to operate in, including Canada, Japan, Brazil, China, Turkey and Australia all maintain and enforce a clear regulatory framework for novel ingredients and dietary supplements (or their equivalent).

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
The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
7,776,326	Methods and compositions for treating neuropathies	6/3/2005	8/17/2010	6/24/2026	Licensed from Washington University
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	9/20/2027	Licensed from Cornell University
8,114,626	Yeast strain and method for using the same to produce Nicotinamide Riboside	3/26/2009	2/14/2012	1/5/2026	Licensed from Dartmouth College
8,889,126	Methods and compositions for treating neuropathies	5/28/2010	11/18/2014	6/3/2025	Licensed from Washington University
9,000,147	Nicotyl riboside compositions and methods of use	1/17/2012	4/7/2015	11/17/2026	Licensed from Cornell University
9,295,688	Methods and compositions for treating neuropathies	10/10/2014	3/29/2016	6/3/2025	Licensed from Washington University
9,321,797	Nicotyl riboside compositions and methods of use	11/17/2014	4/26/2016	11/17/2026	Licensed from Cornell University
9,975,915	Crystalline forms of nicotinoyl ribosides, modified derivatives thereof, and phosphorylated analogs thereof, and methods of preparation thereof	11/10/2017	5/22/2018	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,000,519	Methods of Preparing Nicotinamide Riboside and Derivatives Thereof	7/24/2014	6/19/2018	7/24/2034	Licensed from The Queen’s University of Belfast
10,000,520	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	3/16/2017	6/19/2018	3/16/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,183,036	Use of nicotinic acid riboside or nicotinamide riboside derivatives, and reduced derivatives thereof, as NAD+ increasing precursors	4/20/2017	1/22/2019	4/20/2037	Owned by ChromaDex
10,280,190	Nicotinic acid riboside or nicotinamide riboside compositions, reduced derivatives thereof, and the use thereof to enhance skin permeation in treating skin conditions	3/16/2016	5/7/2019	5/31/2036	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,688,118	Nicotinamide riboside compositions for topical use in treating skin conditions	10/30/2014	6/23/2020	4/6/2035	Owned by ChromaDex
10,689,411	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	11/10/2017	6/23/2020	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
10,815,262	Methods of preparing nicotinamide riboside and derivatives thereof	2/27/2018	10/27/2020	7/24/2034	Licensed from The Queen’s University of Belfast
10,857,172	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/8/2020	4/14/2037	Owned by ChromaDex
10,934,322	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	5/11/2018	3/2/2021	3/16/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,033,568	Nicotinamide riboside compositions for topical use in treating skin conditions	6/3/2020	6/15/2021	10/30/2034	Owned by ChromaDex

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
11,071,747	Use of NAD precursors for breast enhancement	11/29/2017	7/27/2021	11/29/2037	Licensed from University of Iowa
11,214,589	Crystalline forms of nicotinoyl ribosides and derivatives thereof, and methods of preparation thereof	12/10/2019	1/4/2022	8/16/2040	Owned by ChromaDex
11,242,364
Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof
		5/18/2021	2/8/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,274,117	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	4/30/2021	3/15/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,345,720	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	12/15/2021	5/31/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,524,022	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/13/2022	4/14/2037	Owned by ChromaDex
11,571,413	Nicotinamide riboside treatments of domesticated meat animals	6/26/2020	2/7/2023	9/27/2039	Licensed from Kansas State University
11,584,770	Methods of preparing nicotinamide riboside and derivatives thereof	5/4/2022	2/21/2023	7/24/2034	Licensed from Queen’s University Belfast
11,633,421	Use of NAD precursors for improving maternal health and/or offspring health	11/29/2017	4/25/2023	6/19/2039	Licensed from University of Iowa
11,746,123	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	6/22/2020	9/05/2023	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex

Manufacturing, Sources and Availability of Raw Materials
Our finished consumer products are manufactured by third-party FDA-regulated contract manufacturers in the United States, complemented by the global sourcing of raw materials. These manufacturing partners uphold the standards imposed by the International Organization for Standardization, as well as the high-quality standards we require. We utilize third-party manufacturers for the production, encapsulation, and bottling of NR as well as the manufacturing and supply of various other ingredients, products, and services. In most cases, our contract manufacturers purchase raw materials based on our specifications; however, we may also license particular raw material ingredients and supply our own source to the manufacturer.
Following the receipt of products or product components from third-party manufacturers, alongside the in-house testing conducted by the manufacturers themselves, we conduct independent analyses and testing. This dual-layered approach ensures adherence to our stringent specifications. To uphold quality standards, we continually monitor and manage supplier performance through a proactive corrective action program developed in-house. We believe these strategic manufacturing relationships not only mitigate our capital investment but also enable us to exercise cost control, positioning us competitively against larger-volume manufacturers in the dietary supplements, phytochemicals, and ingredients market.
Additionally, the Company has an exclusive manufacturer for the supply of NR, W.R. Grace & Co. -Conn. (Grace). Effective November 2, 2023, the Company entered into a Ninth Amendment to the Manufacturing and Supply Agreement (the "Grace Manufacturing Agreement"), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). In December 2023, the Company and Grace executed a Limited Licensing Agreement. Pursuant to this agreement, the Company is authorized to procure NR supply from a designated third party in explicitly defined quantities for purchase in 2024. The Grace Manufacturing Agreement is set to expire on December 31, 2024, subject to potential renewal, the terms of which will be negotiated by both parties. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on our financial results and strategic position, as outlined in more detail in Item 1A. Risk Factors, "We rely on a single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products."
In our pursuit of excellence, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals, and reference materials. These trusted partners are committed to delivering products that align with our stringent guidelines, further reinforcing our confidence in the quality and consistency of our supply chain.
Environmental Compliance
We incur various expenses in complying with Good Manufacturing Practices and safe handling and disposal of materials used in our research and manufacturing activities. For the years ended December 31, 2023 and 2022, these expenses totaled approximately $2.5 million and $2.1 million, respectively. We do not anticipate incurring significant additional expense in our compliance with federal, state and local environmental laws and regulations.
Backlog Orders
For our consumer products segment where we ship products internationally to distributors, we may have a backlog from time to time as the production of Tru Niagen® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 31, 2023 we did not have any significant backlog orders from the distributors that have not been shipped. For consumer products directly shipped to consumers, our standard practice involves maintaining sufficient inventory on hand to fulfill orders upon receipt and as of December 31, 2023 backlog orders to consumers were minimal.
For our ingredients segment, we also have minimal backlog orders as we carry sufficient inventory on hand for most of the products we offer and we ship upon the receipt of customer’s order.
For our analytical reference standards and services segment, we normally have a small, immaterial backlog of orders. As we have an extensive catalog featuring a wide array of phytochemicals and botanical reference material, we may not always have the items in stock at the time of customers’ orders. These backlog orders are normally fulfilled within two to six weeks.

Human Capital: Culture and Workforce
We are a company of curious, talented, and passionate people who are devoted to health, well-being, and improving the way people age. We embrace collaboration and creativity and encourage the iteration of ideas to address complex challenges in all aspects of our business.
We believe our people are critical for our success. We are dedicated to providing an environment where ChromaDex employees can have fulfilling careers, be happy, healthy and productive. We offer attractive wage and benefit packages to take care of the needs of our employees and their families. Our competitive compensation and dynamic culture help us to attract and retain top candidates. We continue to invest in recruiting, developing, and rewarding talented people.

ChromaDex and its employees are dedicated to diversity, inclusion, and fairness. We promote and support an open dialogue. We communicate information about the company through multiple internal channels to our employees. As of December 31, 2023, ChromaDex had 106 full-time employees, none of whom are unionized. We believe relations with our employees are good.
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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Form 10-K, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions with respect to our common stock. If any of the following risks occur, our business, financial condition, results of operations and our future growth prospects would likely be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Form 10-K are not the only ones facing our Company. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of approximately $4.9 million and $16.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our accumulated deficit was approximately $190.5 million. We have not achieved profitability on an annual basis. Our net losses and history of negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals.
As of December 31, 2023, our cash and cash equivalents totaled approximately $27.3 million, of which $27.2 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 15.4% of our sales during the year ended December 31, 2023. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
Our products compete and will compete with other similar products produced by our competitors. These competitive products are and may in the future be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.
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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. As further described in Note 16, Commitments and Contingencies — Contingencies in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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
The Credit Agreement contains affirmative and restrictive covenants, including covenants regarding delivery of financial statements, the amount of cash maintained at Western Alliance Bank, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants, in each case subject to limited exceptions.
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
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of NR. Our supply of NR is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.
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
The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a patent infringement complaint filed by the Company and Trustees of Dartmouth College. For further details on this litigation, please refer to Note 16, Commitments and Contingencies — Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s GDPR (UK GDPR) imposes strict obligations on the processing of personal data, including, without limitation, personal health data. The GDPR and UK GDPR set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); requiring the appointment of a data protection officer in certain circumstances; mandating the appointment of representatives in the United Kingdom and/or the EEA in certain circumstances; introducing new data transfer frameworks such as the EU-U.S. Data Privacy Framework and the U.K. – U.S. Data Bridge, introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. We continue to execute contracts involving the transfer of personal data outside of the European Economic Area with the Standard Contractual Clauses in the ordinary course. As supervisory authorities issue further guidance on personal data export mechanisms, including updates to the Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we or third parties we work with are otherwise unable to transfer personal data between and among countries and regions in which we conduct business.

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
As of December 31, 2023, we had outstanding options for an aggregate of approximately 11.6 million shares of common stock at a weighted average exercise price of $3.68 per share and approximately 0.6 million of unvested restricted stock units. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the year ended December 31, 2023. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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
Our federal net operating losses (NOLs) generated in taxable years beginning on or prior to December 31, 2017 could expire unused. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2017, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new rules and regulations may result in additional costs or risks. The SEC has proposed new rules regarding climate change that, if adopted, require significant new disclosure obligations of us and require us to update and develop our controls to accommodate these new obligations. Standards and research regarding ESG practices could change as a result of these rules. In addition, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales. There can be no assurance that investors or other constituents will not publicly advocate for us to not make corporate governance changes or engage in corporate actions and responding to challenges could be costly and time consuming.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We are a global bioscience company dedicated to healthy aging. In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. We have established cybersecurity risk management policies and procedures aimed at safeguarding the confidentiality, integrity, and availability of our critical systems and information, including those involving third-party service providers. Further, we are actively working to enhance our policies and procedures into a more comprehensive cybersecurity risk management program, our current measures are designed to address cybersecurity risks effectively. Our cybersecurity risk management policies and procedures include the ChromaDex Incident Management Plan.

We design and assess our policies and procedures based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF framework). This does not imply that we follow or meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. For example, we periodically perform independent third-party security audits and assess potential risks.

Our cybersecurity risk management policies and procedures are integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management policies and procedures include:

–risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
–a security team, led by our Vice President of IT (VP of IT), principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) responses to cybersecurity incidents;
–the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;
–cybersecurity awareness training of our employees, incident response personnel, and senior management;
–a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
–a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function. In connection with the Audit Committee’s oversight of the Company’s risk management, the Audit Committee reviews with management, at least annually, the Company’s cybersecurity risk exposure and the steps management has taken to monitor or mitigate such exposure, including reviewing risk assessments from management with respect to our information technology systems and procedures, and overseeing our cybersecurity risk management processes. In addition, management will update the Audit Committee and the full Board, as necessary, regarding cybersecurity incidents, that we may experience.

Our management team, including our VP of IT, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management policies and procedures and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our VP of IT, who has experience across technology-enabled growth, information security, infrastructure, operations and compliance.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
As of December 31, 2023, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with three years remaining on the lease, (ii) approximately 20,000 square feet of space for a research and development laboratory in Longmont, Colorado with two years remaining on the lease, and (iii) approximately 8,000 square feet of office space in Tustin, California with five years remaining on the lease. We do not own any real estate. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	All properties
For the year ended December 31, 2023, our total annual rent expense was approximately $1,214,000.

Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 16, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since April 25, 2016, our common stock has been traded on The Nasdaq Capital Market (NASDAQ) under the symbol “CDXC.” On March 4, 2024, the closing sale price was $1.66.
Holders of Our Common Stock
As of March 4, 2024, we had approximately 40 registered holders of record of our common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends. Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
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
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3, and one of the most well-studied and efficient NAD+ precursors on the market. Nicotinamide riboside and other NAD+ precursors are protected by our patent and/or licensed rights portfolio. We deliver Niagen® as the sole active ingredient in our consumer product Tru Niagen®. We additionally offer consumer products containing Niagen® in combination with other nutrients, such as, but not limited to, Tru Niagen® Immune. Our ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw material to the manufacturers of consumer products. Our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services.
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

Recent Activities
Lease Amendment
On October 11, 2023, we entered into a lease amendment for our existing lease in Los Angeles, California. In accordance with Accounting Standards Codification (ASC) 842, the amended lease agreement is considered modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the lease agreement were remeasured based on the change in the lease conditions, which included rent abatement totaling approximately $355,000. The reassessed value of the ROU asset and lease liability as of the modification date was $1.0 million and $1.2 million, respectively. The lease term remained unchanged and extends through March 31, 2027 and provides one option to extend for an additional five years.

Purchase Commitments
Effective November 2, 2023, the Company entered into a Ninth Amendment to the Manufacturing and Supply Agreement (the “Grace Manufacturing Agreement”), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). In December 2023, the Company and Grace executed a Limited Licensing Agreement. Pursuant to this agreement, the Company is authorized to procure NR supply from a designated third party in explicitly defined quantities for purchase in 2024. Any acquisitions of NR within the stipulated quantity from this third-party source will result in a corresponding reduction of the minimum purchase commitment quantities that the Company has established directly with Grace for the same specific period. Additionally, the Company has entered into a manufacturing and supply agreement with the aforementioned third party, committing to the purchase of the full allowable amount during the specified period.
Pursuant to the Ninth Amendment and the manufacturing and supply agreement with the aforementioned third party, the Company is committed to purchase approximately $15.9 million of total inventory between January 1, 2024 and December 31, 2024, which is the only future purchase commitment with Grace and the third-party. The Grace Manufacturing Agreement is set to expire on December 31, 2024, subject to potential renewal, the terms of which will be negotiated by both parties. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors in this Annual Report on Form 10-K, "We rely on a single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products."
Impact of COVID-19
Under the Coronavirus Aid, Relief, and Economic Security Act the employee retention tax credit (ERTC) was established and subsequently amended by other Acts. During the third quarter of 2022, we evaluated our eligibility for the ERTC and determined that we qualified in all three quarters of 2020 and the first three quarters in 2021. As a result, during August 2022, we filed a claim for the ERTC. During 2022, we recognized approximately $2.1 million in Other income - Employee Retention Tax Credit in our Consolidated Statements of Operations to reflect the ERTC. As of December 31, 2023, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.
On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of the year, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, we have not received communications from the IRS regarding our existing claims. Nevertheless, we are diligently monitoring the situation to ensure continued compliance. For further discussion, see Note 17, Employee Retention Tax Credit.

Other than the impacts to our Condensed Consolidated Balance Sheets pertaining to the ERTC, the impact of COVID-19 did not have a material impact on our business during the year ended December 31, 2023. Any future developments and impacts of COVID-19, which cannot be predicted, including impacts to our partners, can also exacerbate other risks discussed in Part II, Item 1A Risk Factors and throughout this report.

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

Results of Operations
Our results of operations for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Sales	$83,570	$72,050
Cost of sales	32,790	29,253
Gross profit	50,780	42,797
Operating expenses
Sales and marketing	26,438	28,313
Research and development	4,958	4,826
General and administrative	24,983	28,286
Nonoperating expenses:
Other income, net - Employee Retention Tax Credit	—	2,085
Interest income, net	661	3
Net loss	$(4,938)	$(16,540)
Our loss per share applicable to common stockholders for the years indicated is calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022
Net loss	$(4,938)	$(16,540)

Basic and diluted loss per common share	$(0.07)	$(0.24)

Basic and diluted weighted average common shares outstanding (1):	74,985	69,729

Potentially dilutive securities (2):
Stock options	11,622	10,438
Restricted stock units	589	650
(1) Includes a weighted average of approximately 174,000 and 183,000 nonvested shares of restricted stock for the years ended December 31, 2023 and December 31, 2022, respectively, which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Net Sales. Net sales consist of gross sales less discounts and returns. Our total net sales grew from $46.3 million in 2019 to $83.6 million in 2023, representing a 13% compound annual growth rate.

Total net sales by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
($ In thousands)	2023	2022	% Change
Net sales:
Consumer Products	$69,528	$60,110	16%
Ingredients	11,137	8,736	27
Analytical reference standards and services	2,905	3,204	(9)
Total net sales	$83,570	$72,050	16%
In 2023, our total net sales increased by 16%, up $11.5 million, from 2022.
•In 2023, Tru Niagen® sales remained the leading contributor to total net sales growth, increasing $9.4 million, or 16%, compared to 2022. This growth was primarily driven by strong performance from our e-commerce business which accounted for $6.0 million in higher sales, paired with $2.8 million in higher sales to A.S. Watson, a related party. Additionally, in 2022, our distributor partners were negatively impacted by COVID-19 headwinds and other macroeconomic factors. During 2023, we remained committed to working with these partners and as those headwinds subsided, we observed a resurgence in sales to these partners which accounted for the remaining growth in 2023.
•In 2023, total ingredients sales increased $2.4 million, or 27%, compared to 2022. This increase was driven by the development of new partnerships and strengthened existing ones, specifically in our Niagen® ingredient business, resulting in $4.3 million of higher net sales compared to 2022. Net sales for our other ingredients also saw a modest $0.1 million increase. However, these gains were partially offset by lower sales to Nestlé (NHSc) in 2023, as NHSc had made a $2.0 million upfront minimum purchase in the fourth quarter of 2022 which was not met with similar activity in 2023.
•Net sales for our analytical reference standards and services segment moderately decreased by $0.3 million during 2023 compared to 2022 primarily due to lower demand for quality-control reference standard products which fluctuates based on the timing of projects for our customers.

Cost of Sales. Costs of sales include raw materials, labor, overhead and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Year Ended December 31,
	2023		2022		Change
( $ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Cost of sales:
Consumer Products	$24,755	36%	$21,726	36%	—
Ingredients	4,980	45	4,465	51	(600)
Analytical reference standards and services	3,055	105	3,062	96	900
Total cost of sales	$32,790	39%	$29,253	41%	(200)
Total cost of sales, as a percentage of net sales, improved 200 basis points in 2023 compared to 2022. Changes in cost of sales, as a percentage of net sales, were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the year ended December 31, 2023, our consumer products segment maintained a stable cost of sales, as a percentage of net sales, at 36% compared to the same period in 2022.
•Cost of sales, as a percentage of net sales, in our ingredients segment and our analytical reference standards and services segment are predominantly influenced by fixed supply chain overhead costs, which remain relatively constant regardless of sales fluctuations. Consequently, higher net sales result in improved labor and overhead utilization rates, while lower net sales lead to lower utilization rates. In the ingredients segment, higher sales during the year ended December 31, 2023 contributed to an improvement of 600 basis points in cost of sales as a percentage of net sales compared to the year ended December 31, 2022. For the analytical reference standards and services segment, lower sales for the year ended December 31, 2023 drove a decline in efficiencies resulting in an increase of 900 basis points in cost of sales as a percentage of net sales compared to the year ended December 31, 2022.
Gross Profit (Loss). Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. Since 2019, total gross profit grew from $25.8 million to $50.8 million in 2023, representing a 15% compound annual growth rate. For fiscal year 2023 gross profit increased $8.0 million, or 19%, compared to 2022. Our overall gross margin percentage remained strong at 60.8% for fiscal year 2023, increasing 140 basis points compared to 2022.

The following table sets forth our total gross profit (loss) by reportable segment:

	Year Ended December 31,
($ In thousands)	2023	2022	% Change
Gross profit (loss):
Consumer Products	$44,773	$38,384	17%
Ingredients	6,157	4,271	44
Analytical reference standards and services	(150)	142	(206)
Total gross profit	$50,780	$42,797	19%
For details supporting year-over-year changes in gross profit (loss) refer to the discussions above surrounding changes in our net sales and cost of sales for each segment.
Operating Expenses - Sales and Marketing. Sales and marketing expense consists of salaries, advertising, public relations and marketing expenses. Sales and marketing expense by reportable segment is as follows:

	Year Ended December 31,
	2023		2022		Change
($ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Sales and marketing expenses:
Consumer Products	$26,014	37%	$27,661	46%	(900)
Ingredients	52	—	51	1	(100)
Analytical reference standards and services	372	13	601	19	(600)
Total sales and marketing expenses	$26,438	32%	$28,313	39%	(700)
Total sales and marketing expense, as a percentage of net sales, improved 700 basis points in 2023 compared to 2022. Changes in sales and marketing expense, as a percentage of net sales, were primarily driven by the following:
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, improved 900 basis points in 2023 compared to 2022. This significant improvement can be attributed to a strategic shift in our marketing approach, beginning in the third quarter of 2022. During the year ended December 31, 2023, we continued to focus our marketing efforts on what we believe to be more efficient distribution channels and marketing campaigns, while beginning to scale up our investments in the second half of 2023. Moreover, during the year ended December 31, 2022, we launched an extensive direct marketing campaign across multiple platforms, including televised commercials and we did not invest in a campaign of this magnitude during the year ended December 31, 2023. However, during 2023 we did invest in a brand building event to boost awareness and drive sales of Tru Niagen in our largest e-commerce channel, leading to efficiencies.
•Sales and marketing expense for our ingredients segment remained minimal for each of the years ended December 31, 2023 and 2022.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, improved by 600 basis points for the year ended December 31, 2023 compared to 2022. This favorable change can be primarily attributed to a reduction in marketing spend as we strategically manage expenses and maintain our marketing focus on our consumer products segment.

Operating Expenses - Research and Development. Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Year Ended December 31,
($ In thousands)	2023	2022	% Change
R&D expenses:
Consumer Products	$4,273	$4,214	1%
Ingredients	685	612	12
Total R&D expenses	$4,958	$4,826	3%
•We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. In total, we experienced slightly higher R&D expenses for the year ended December 31, 2023 compared to 2022. This increase was primarily driven by inflationary pressures, such as overall wage inflation, as well as professional services and the timing of projects. Further, in the second half of 2023 we began to ramp up our R&D efforts surrounding important R&D initiatives, these increases were partially offset by a refund of $0.3 million related to a discontinued R&D project.

Operating Expenses - General and Administrative. General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the years indicated were as follows:

	Year Ended December 31,
($ In thousands)	2023	2022	% Change
General and administrative	$24,983	$28,286	(12)%
Total general and administrative expense decreased $3.3 million, or 12%, during the year ended December 31, 2023 compared to 2022. The reduction in expense was primarily attributable to lower legal expense of $2.5 million, a reduction in executive and other administrative wages of $1.2 million, lower share-based compensation expense of $0.6 million, partially offset by an increase of $0.9 million related to a provision for doubtful trade receivables. For additional details regarding our litigation see Note 16, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Nonoperating income - Interest Income, net. Interest income, net consists of interest earned from bank deposit accounts, investments in money market funds managed by banks and low-risk, fixed-income investments with maturities of three months or less when purchased less interest expenses from the line of credit arrangement and finance leases. Interest income, net totaled $661,000 and $3,000 for the years ended December 31, 2023 and 2022, respectively.
Net Loss. Net loss is gross profit (loss) less total operating expenses plus nonoperating income, net. Since 2019, total net loss has improved from $(32.1) million to $(4.9) million in 2023, representing a 31% compound annual growth rate. For the year ended December 31, 2023, net loss improved $11.6 million, or (70)%, compared to prior year ended December 31, 2022.

Depreciation and Amortization. Depreciation expense was $870,000 and $869,000 for the years ended December 31, 2023 and 2022, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was $158,000 and $186,000 for the years ended December 31, 2023 and 2022, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized. During the year ended December 31, 2023, we identified intangible assets which were impaired due to the cessation of use of certain intellectual properties, resulting in an impairment charge of $3,000 and the removal of the intangible balances from the gross asset and accumulated amortization amounts approximating $630,000 and $627,000, respectively. Amortization expense of right-of-use assets for the year ended December 31, 2023 was $677,000 compared to $829,000 for the year ended December 31, 2022.
Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for both of the years ended December 31, 2023 and 2022. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Trade Receivables. As of December 31, 2023, we had approximately $5.2 million in trade receivables, reflecting a decrease from approximately $8.5 million as of December 31, 2022. This reduction in trade receivables is primarily attributed to variations in the timing of customer orders and collections, notably influenced by the absence of an upfront minimum purchase by NHSc, which occurred in the fourth quarter of 2022.
Inventories. As of December 31, 2023, we had approximately $14.5 million in inventory, compared to approximately $14.7 million as of December 31, 2022. As of December 31, 2023, our inventory consisted of approximately $9.5 million of consumer products, $4.5 million of bulk ingredients and $0.5 million of reference standards. Consumer products inventory consists of Tru Niagen® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms. These ingredients are used by our customers in the dietary supplement, food and beverage industries to manufacture their final products. Reference standards are small quantities of plant-based compounds typically used to research an array of potential attributes or for quality control purposes. The Company boasts an extensive catalog featuring a wide array of phytochemicals and botanical reference materials. Our on hand inventory includes a variety of these substances, stocked in small quantities predominantly measured in grams and milligrams.
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
We strive to optimize our supply chain as we constantly search for better and more reliable sources and suppliers. By doing so, we believe we can lower the costs of our inventory and yield higher gross profit. In addition, we continuously work with our suppliers and partners to develop more efficient manufacturing methods in an effort to lower the costs of our inventory.
Accounts Payable. As of December 31, 2023, we had $10.2 million in accounts payable compared to approximately $9.7 million as of December 31, 2022 driven by the timing of purchases and payments to our vendors.

Liquidity and Capital Resources
For the year ended December 31, 2023, we incurred a net loss of approximately $4.9 million, however, during the same period the Company’s operating activities provided cash of $7.1 million. From inception through December 31, 2023, we have incurred aggregate losses of $190.5 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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
As of December 31, 2023, our cash and cash equivalents totaled approximately $27.3 million, including $152,000 of restricted cash. Our cash and cash equivalents as of December 31, 2023 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of December 31, 2023, we had purchase obligations of approximately $15.9 million related to inventory purchase commitments and approximately $3.7 million related to future minimum lease obligations to be paid over one year and five years, respectively. As of December 31, 2023 and 2022, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit.
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
Net cash provided by (used in) operating activities. Cash provided by and used in operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $7.1 million for the year ended December 31, 2023 compared to a net cash use of $15.1 million for the year ended December 31, 2022. The $22.2 million positive change was primarily driven by an $11.6 million improvement in net loss coupled with reduced trade receivables contributing $5.6 million to the positive cash improvement. Further, lower prepaid expenses and other assets, along with enhanced cash flow management related to inventory resulted in positive impacts of $1.5 million and $1.2 million, respectively. Additionally, increases in accrued expenses and accounts payable had a positive cash impact of $1.3 million each.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.

Net cash used in investing activities. Investing cash flows consist primarily of capital expenditures and investment activities. Net cash used in investing activities was approximately $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The slight decrease in cash used during the year ended December 31, 2023 compared to 2022 was largely due to fewer purchases of leasehold improvements and equipment in 2023.
Net cash (used in) provided by financing activities. Financing cash flows consist primarily of proceeds from issuance of our common stock, exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Net cash used in financing activities was $0.1 million for the year ended December 31, 2023 compared to net cash provided by financing activities of $7.7 million for year ended December 31, 2022. The decrease in cash provided during the year ended December 31, 2023 compared to 2022 was primarily due to decreased proceeds from issuance of our common stock as we did not have similar issuances in 2023.
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
Revenue recognition: We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Topic 606 - Revenue for Contracts from Customers which provides a single, comprehensive set of criteria for revenue recognition within and across all industries.
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

Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products or services are supplied over the duration of the contract. We believe this most appropriately depicts our performance towards complete satisfaction of the performance obligation to our customer. Certain judgments affect the application of our revenue recognition policy. For example, when utilizing the output method, we estimate total delivery volume based on our current operating plan, forecast inputs received from the customer for expected purchases, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, we may recognize a different amount of deferred revenue over the next 12-month period if our plan changes in the future or if our customer informs us of changes to their expected purchases. As of December 31, 2023 and 2022, we held deferred revenue balances of $3.3 million and $4.0 million, respectively.

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

In addition, all of the following criteria in a bill-and-hold arrangement must be met to further indicate a customer has obtained control of the goods: (i) the reason for the bill-and-hold arrangement must be substantive, (ii) the requested goods must be identified separately as belonging to the customer, (iii) the requested goods must be ready for physical transfer to the customer, and (iv) we cannot have the ability to use the goods or direct the goods to another customer. We recognized $1.7 million revenue under bill-and-hold arrangements during the year ended December 31, 2022 and no revenue under bill-and-hold arrangements during the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ChromaDex Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
New York, NY
March 6, 2024

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par values, unless otherwise indicated)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$27,325	$20,441
Trade receivables, net of allowances of $68 and $122, respectively; Including receivables from Related Party of $2.8 million and $3.1 million, respectively.	5,234	8,482
Inventories	14,525	14,677
Prepaid expenses and other assets	2,450	2,967
Total current assets	49,534	46,567

Leasehold improvements and equipment, net	2,137	2,799
Intangible assets, net	510	671
Right-of-use assets	2,400	3,523
Other long-term assets	383	497
Total assets	$54,964	$54,057
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,232	$9,679
Accrued expenses	9,493	7,337
Current maturities of operating lease obligations	691	680
Current maturities of finance lease obligations	11	16
Customer deposits	195	157
Total current liabilities	20,622	17,869
Deferred revenue	3,311	3,955
Operating lease obligations, less current maturities	2,563	3,539
Finance lease obligations, less current maturities	12	22
Total liabilities	26,508	25,385

Commitments and Contingencies (Notes 10 and 16)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 74,981 shares and 74,567 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	75	74
Additional paid-in capital	218,845	214,094
Accumulated deficit	(190,460)	(185,493)
Cumulative translation adjustments	(4)	(3)
Total stockholders' equity	28,456	28,672
Total liabilities and stockholders' equity	$54,964	$54,057
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Sales, net	$83,570	$72,050
Cost of sales	32,790	29,253
Gross profit	50,780	42,797

Operating expenses:
Sales and marketing	26,438	28,313
Research and development	4,958	4,826
General and administrative	24,983	28,286
Total operating expenses	56,379	61,425
Operating loss	(5,599)	(18,628)

Nonoperating income:
Other income, net - Employee Retention Tax Credit	—	2,085
Interest income, net	661	3
Net loss	$(4,938)	$(16,540)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.07)	$(0.24)

Basic and diluted weighted average common shares outstanding	74,985	69,729

See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2022	68,126	$68	$200,614	$(168,953)	$(2)	$31,727
Issuance of common stock, net of offering costs of $0.4 million	6,297	6	7,741			7,747
Issuance of restricted stock	144	—	—	—	—	—
Share-based compensation	—	—	5,739	—	—	5,739
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(16,540)		(16,540)
Balance, December 31, 2022	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	414	1	—	—	—	1
Share-based compensation	—	—	4,751	—	—	4,751
Translation adjustment	—	—	—	—	(1)	(1)
Adjustment to retained earnings: Cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(4,938)	—	(4,938)
Balance, December 31, 2023	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(4,938)	$(16,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasehold improvements and equipment	870	869
Amortization of intangibles	158	186
Amortization of right of use assets	677	829
Share-based compensation expense	4,751	5,739
(Gain) Loss on sale or disposal of leasehold improvements and equipment	(5)	7
Provision for doubtful trade receivables	964	63
Loss from impairment of intangibles	3	—
Non-cash financing costs	75	67
Changes in operating assets and liabilities:
Trade receivables	2,255	(3,319)
Inventories	152	(1,076)
Implementation costs for cloud computing arrangement	(60)	(304)
Prepaid expenses and other assets	631	(872)
Accounts payable	553	(744)
Accrued expenses	2,156	856
Deferred revenue	(644)	(391)
Customer deposits and other	38	(5)
Operating lease liabilities	(519)	(463)
Net cash provided by (used in) operating activities	7,117	(15,098)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(148)	(334)
Proceeds from the sale of leasehold improvements and equipment, net	5	—
Net cash used in investing activities	(143)	(334)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	7,747
Payment of debt issuance costs	(75)	(77)
Principal payments on finance leases	(15)	(16)
Net cash provided by (used in) financing activities	(90)	7,654

Net increase (decrease) in cash and cash equivalents	6,884	(7,778)
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of year	20,441	28,219
Cash and cash equivalents, including restricted cash of $152 for both periods - end of year	$27,325	$20,441

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$2	$1
Cash payments for principal on operating lease liabilities	$610	$507
Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$29
Right-of-use assets and operating lease obligations reduced for entering into lease amendment	$446	$—
Supplemental Schedule of Noncash Investing Activity
Financing lease obligation incurred for computer equipment and software	$—	$34
See accompanying notes to consolidated financial statements.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

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
Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products are supplied over the duration of the contract. Certain judgments affect the application of the Company’s revenue recognition policy. For example, when utilizing the output method, the Company estimates total delivery volume based on the Company’s current operating plan, forecast inputs for expected purchases received from the customer, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, the Company may recognize a different amount of deferred revenue over the next 12-month period if the Company’s plan changes in the future or if the customer informs the Company of changes to their expected purchases. As of December 31, 2023 and 2022, the Company held deferred revenue balances of $3.3 million and $4.0 million, respectively.

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
In addition, all of the following criteria in a bill-and-hold arrangement must be met to further indicate a customer has obtained control of the goods: (i) the reason for the bill-and-hold arrangement must be substantive, (ii) the requested goods must be identified separately as belonging to the customer, (iii) the requested goods must be ready for physical transfer to the customer, and (iv) the Company cannot have the ability to use the goods or direct the goods to another customer. The Company recognized no revenue under bill-and-hold arrangements during the year ended December 31, 2023. The Company recognized $1.7 million revenue under bill-and-hold arrangements during the year ended December 31, 2022.

Net sales include revenue generated from shipping and handling charges billed to customers. The costs directly associated with shipping and handling are integrated as a component of cost of goods sold.
Shipping and handling fees billed to customers and included in net sales for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Shipping and handling fees billed	$567	$428
Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash: All highly liquid interest-bearing investments with short-terms are classified as cash equivalents. The Company’s investments primarily include investments in money market funds managed by banks and low-risk, fixed-income investments with maturities of three months or less when purchased. The carrying value of these cash equivalents approximate their fair value. As of December 31, 2023 and 2022, the Company had cash equivalents of $17.7 million and $10.5 million, respectively, concentrated in money market funds.
The Company classifies cash as restricted when its withdrawal or usage is constrained for a period exceeding three months. As of December 31, 2023 and 2022, $152,000 of cash was classified as restricted, serving as collateral for letters of credit related to the Company’s office space in Los Angeles, California. The lease for the Los Angeles, California office currently expires in March 2027.
Trade Receivables, net: Trade receivables are stated at their net realizable value, net of a sales allowance, an allowance for doubtful trade receivables and expected credit losses. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company establishes a sales allowance at the time of revenue recognition based on its history of adjustments and credits provided to customers. In determining the necessary allowance for doubtful trade receivables, the Company considers the current aging and financial condition of its customers, the amount of trade receivables in dispute, and current payment patterns. Trade receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. Expected credit losses are estimated based upon historical information, current conditions and reasonable and supportable forecasts.
Credit Risk: Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash and cash equivalents, consist of bank deposits and short-term investments, including low-risk, fixed-income investments and highly liquid investment-grade debt instruments with an original maturity of three months or less. The Company maintains several bank accounts for its operations primarily at three financial institutions in the U.S. and one financial institution in Hong Kong. The Company’s U.S. bank accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. Notably, the Company engages in a sweep service with the U.S. institution holding the largest portion of the Company's funds. This service conducts nightly transfers, ensuring that the Company's cash balances exceeding the FDIC limit are judiciously distributed to other reputable banking partners. These transfers are strategically executed in amounts below the FDIC threshold, thereby optimizing the Company's cash balance protection. The Company’s trade receivables are derived from sales to its customers. The Company assesses credit risk of its customers through quantitative and qualitative analysis. From this analysis, the Company establishes credit limits and manages the risk exposure. The Company, however, may from time-to-time incur credit losses due to bankruptcy or other failures from its customers to pay.

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
The Company’s long-lived assets are reviewed for impairment on a periodic basis or when changes in circumstances indicate the possibility that the carrying amount may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology. During the year ended December 31, 2023, the Company identified intangible assets which were impaired. For further discussion, see Note 8, Intangible Assets, Net. No assets were impaired during the year ended December 31, 2022.
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
The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2020 to 2023, which statutes expire in 2024 to 2027, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2023, the Company has no liability for unrecognized tax benefits.
Research and Development Costs: Research and development costs consist of direct and indirect costs associated with clinical trials, product development and process development expenses. These costs are expensed as incurred.
Advertising: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2023 and 2022 were approximately $10.3 million and $11.4 million, respectively.

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
The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes option valuation model. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method for “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 to 90 days to exercise the share options; and (v) the share options are nontransferable and non-hedgeable. The volatility assumption is based on the historical volatility of the Company’s common stock with an equivalent remaining expected term. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining expected term.
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
Fair Value Measurement: The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Fair value measurements are based on a three-tier hierarchy that prioritizes the use of observable inputs and minimizes the use on unobservable inputs. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy gives the highest priority to Level 1 inputs and lowest priority to Level 3 inputs. As of December 31, 2023 and 2022, the Company did not have any Level 2 or Level 3 assets or liabilities.

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
Recent Accounting Standards Adopted by the Company:
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit loss impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). The Company adopted this standard on January 1, 2023 using the modified retrospective method resulting in an adjustment to the opening balance of retained earnings of $29,000.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

Accounting Standards Recently Issued but Not Yet Adopted by the Company:
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of ASU 2023-06 may have on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023 - 07, "Segment Reporting – Improvements to Reportable Segments Disclosures" (ASU 2023-07), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The amendments in ASU 2023-07 also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Note 3. Liquidity
Evaluation of Ability to Maintain Current Level of Operations
In connection with the preparation of these financial statements for the year ended December 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of these financial statements for the year ended December 31, 2023. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities and inflationary pressures. For the year ended December 31, 2023, the Company incurred a net loss of approximately $4.9 million, however, during the same period the Company’s operating activities provided cash of $7.1 million. As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $27.2 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the years indicated.

	Year Ended December 31,
(In thousands, except per share data)	2023	2022

Net loss	$(4,938)	$(16,540)

Basic and diluted loss per common share	$(0.07)	$(0.24)

Basic and diluted weighted average common shares outstanding (1):	74,985	69,729

Potentially dilutive securities (2):
Stock options	11,622	10,438
Restricted stock units	589	650
(1) Includes a weighted average of approximately 174,000 and 183,000 nonvested shares of restricted stock for the years ended December 31, 2023 and 2022, respectively, which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.
Note 5. Business Segments and Concentrations
The Company has the following three reportable segments for the years ended December 31, 2023 and 2022:
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The following tables set forth financial information by segment:

Year Ended December 31, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$69,528	$11,137	$2,905	$—	$83,570
Cost of sales	24,755	4,980	3,055	—	32,790
Gross profit (loss)	44,773	6,157	(150)	—	50,780
Operating expenses:
Sales and marketing	26,014	52	372	—	26,438
Research and development	4,273	685	—	—	4,958
General and administrative	—	—	—	24,983	24,983
Operating expenses	30,287	737	372	24,983	56,379

Operating income (loss)	$14,486	$5,420	$(522)	$(24,983)	$(5,599)

Year Ended December 31, 2022	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$60,110	$8,736	$3,204	$—	$72,050
Cost of sales	21,726	4,465	3,062	—	29,253
Gross profit	38,384	4,271	142	—	42,797
Operating expenses:
Sales and marketing	27,661	51	601	—	28,313
Research and development	4,214	612	—	—	4,826
General and administrative	—	—	—	28,286	28,286
Operating expenses	31,875	663	601	28,286	61,425

Operating income (loss)	$6,509	$3,608	$(459)	$(28,286)	$(18,628)
Disaggregation of revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Year Ended December 31, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$69,528	$—	$—	$69,528
Niagen® Ingredient	—	10,550	—	10,550
Subtotal Niagen® Related	69,528	10,550	—	80,078

Other Ingredients	—	587	—	587
Reference Standards	—	—	2,804	2,804
Consulting and Other	—	—	101	101
Subtotal Other Goods and Services	—	587	2,905	3,492

Total Net Sales	$69,528	$11,137	$2,905	$83,570

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

Year Ended December 31, 2022	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$60,110	$—	$—	$60,110
Niagen® Ingredient	—	8,280	—	8,280
Subtotal Niagen® Related	60,110	8,280	—	68,390

Other Ingredients	—	456	—	456
Reference Standards	—	—	3,081	3,081
Consulting and Other	—	—	123	123
Subtotal Other Goods and Services	—	456	3,204	3,660

Total Net Sales	$60,110	$8,736	$3,204	$72,050
Geographical Concentrations
Net sales from international sources
The Company's net sales are predominantly generated in the United States, however, international sources collectively represent more than 10% of both total net sales and net sales for each business segment. These international sources span across Europe, North America, South America, Asia, and Oceania. Net sales from international sources detailed by each business segment are as follows:

	Year Ended December 31,
(In millions)	2023	2022
Consumer Products Segment	$21.3	$18.4
Ingredients Segment	2.7	$2.1
Analytical Reference Standards and Services Segment	1.0	$1.3
Total net sales from international sources	$25.0	$21.8
Long-lived assets
The Company’s long-lived assets are located within the United States.
Concentrations of Major Customers and Vendors
Disclosure of major customers
Major customers are defined as customers whose sales or accounts receivables individually consist of more than 10% of total sales or total trade receivables, respectively. Percentage of revenues from major customers of the Company’s consumer products segment for the years indicated were as follows:

	Year Ended December 31,
Major Customers	2023	2022
A.S. Watson Group - Related Party	15.4%	13.9%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The percentage of the amounts due from major customers to total accounts receivable, net as of the periods indicated were as follows:

	As of December 31,
Major Customers	2023	2022

A.S. Watson Group - Related Party	52.7%	36.6%
Nestlé (NHSc)	*	23.6%
Life Extension	16.1%	*
Amazon Marketplaces	12.2%	*
* Represents less than 10%
During the year ended December 31, 2023, the Company recorded an allowance for doubtful trade receivables of approximately $964,000. The higher provision was primarily a result of the Chapter 11 bankruptcy filing by iMedia Brands, Inc., which owns ShopHQ, a multiplatform interactive television network, which has been a sales channel for Tru Niagen®. As of December 31, 2023, the Company determined the balance to be uncollectible and wrote off the full provision.

As of December 31, 2023, concentration for the Company's outstanding trade receivables is significant, with approximately 81% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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
Disclosure of major vendor
The Company’s major vendor who accounted for more than 10% of the Company’s total accounts payable is as follows:

Major Vendor	As of December 31,
	2023	2022

Vendor A	64.3%	50.1%
Additionally, the Company has an exclusive manufacturer for the supply of NR, W.R. Grace & Co. -Conn. (Grace). Effective November 2, 2023, the Company entered into a Ninth Amendment to the Manufacturing and Supply Agreement (the "Grace Manufacturing Agreement"), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). In December 2023, the Company and Grace executed a Limited Licensing Agreement. Pursuant to this agreement, the Company is authorized to procure NR supply from a designated third party in explicitly defined quantities for purchase in 2024. Any acquisitions of NR within the stipulated quantity from this third-party source will result in a corresponding reduction of the minimum purchase commitment quantities that the Company has established directly with Grace for the same specific period. Additionally, the Company has entered into a manufacturing and supply agreement with the aforementioned third party, committing to the purchase of the full allowable amount during the specified period.
Pursuant to the Ninth Amendment and the manufacturing and supply agreement with the aforementioned third party, the Company is committed to purchase approximately $15.9 million of total inventory between January 1, 2024 and December 31, 2024, which is the only future purchase commitment with Grace and the third-party. The Grace Manufacturing Agreement is set to expire on December 31, 2024, subject to potential renewal, the terms of which will be negotiated by both parties. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors of this Annual Report on Form 10-K, "We rely on a single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products."

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during and as of the periods indicated are as follows:

	Net Sales				Trade Receivable as of
	Year Ended December 31,				December 31,
	2023		2022		2023		2022
A.S. Watson Group	$12.8	million	$10.0	million	$2.8	million	$3.1	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of the periods indicated are as follows:

	As of December 31,
(In thousands)	2023	2022
Consumer Products - Finished goods	$5,962	$7,901
Consumer Products - Work-in-process	3,537	2,992
Bulk ingredients	4,478	3,284
Reference standards	548	500
Inventories	$14,525	$14,677
Note 8. Intangible Assets, Net
Intangible assets as of the periods indicated consisted of the following:

		As of December 31,
(In thousands, except years)	Weighted Average Life (Years)	2023	2022

Healthspan Research LLC Acquisition	10	$1,346	$1,346
License agreements and other	9	1,013	1,643
Less: Accumulated amortization		(1,849)	(2,318)
Intangible assets, net		$510	$671
During the years ended December 31, 2023 and 2022, amortization expense was approximately $158,000 and $186,000, respectively. During the year ended December 31, 2023, the Company identified intangible assets which were impaired due to the cessation of use of certain intellectual properties, resulting in an impairment charge of $3,000 and the removal of the intangible balances from the gross asset and accumulated amortization amounts approximating $630,000 and $627,000, respectively.
Estimated amortization expense for each of the years ending December 31 is as follows:

(In thousands)
Year	Amount
2024	$151
2025	151
2026	151
2027	42
2028	12
Thereafter	3
$510

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

Note 9. Leasehold Improvements and Equipment, Net
Leasehold improvements and equipment as of the periods indicated consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Laboratory equipment	$3,272	$3,268
Leasehold improvements	2,148	2,060
Computer equipment	665	602
Implementation costs - cloud computing arrangements	1,135	1,075
Furniture and fixtures	322	176
Construction in progress	5	172
	7,547	7,353
Less: Accumulated depreciation	(5,410)	(4,554)
Leasehold improvements and equipment, net	$2,137	$2,799
Depreciation expense on leasehold improvements and equipment for the years ended December 31, 2023 and 2022 was approximately $870,000 and $869,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to ten years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
During the years ended December 31, 2023 and 2022, the Company sold or disposed of certain leasehold improvements and equipment resulting in a gain of $5,000 and a loss of $7,000, respectively. At the time of sale or disposal, the related cost and accumulated depreciation were removed from the respective accounts.
Note 10. Leases
Operating Leases
On October 11, 2023, the Company amended its existing lease in Los Angeles, California. In accordance with Accounting Standards Codification (ASC) 842, the amended lease agreement is considered modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the lease agreement were remeasured based on the change in the lease conditions, which included rent abatement totaling approximately $355,000. The reassessed value of the ROU asset and lease liability as of the modification date was $1.0 million and $1.2 million, respectively. The lease term remained unchanged and extends through March 31, 2027 and provides one option to extend for an additional five years.
As of December 31, 2023 and 2022, the Company had ROU assets of $2.4 million and $3.5 million, respectively, and corresponding operating lease liabilities of $3.3 million and $4.2 million, respectively.

The components of operating lease expense for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Operating leases
Operating lease expense	$905	$941
Variable lease expense (1)	293	176
Operating lease expense	1,198	1,117
Short-term lease rent expense	16	164
Total expense	$1,214	$1,281
1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Consolidated Statements of Operations.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2023, the weighted average remaining lease term for operating leases is 3.9 years and the weighted average discount rate used to determine the operating lease liabilities is 7.0%.
Future minimum lease payments under operating leases as of December 31, 2023 are as follows:

(In thousands)
Year	Amount
2024	$832
2025	1,135
2026	901
2027	491
2028	358
Thereafter	30
Total	3,747
Less: Present value discount	(493)
Present value of total operating lease liabilities	3,254
Less: Current portion	(691)
Long-term obligations under operating leases	$2,563
Note 11. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2023, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 3.65 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of December 31, 2023, there were approximately 6.0 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
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
Stock Options
The fair value of the Company’s stock options that are not market or performance based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years indicated:

	Year Ended December 31,
Weighted Average:	2023	2022
Expected term (years)	6.2	5.8
Volatility	75.4%	76.4%
Risk-free rate	3.6%	2.3%
Dividend Yield	0%	0%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Service Period Based Stock Options
The majority of options granted by the Company are comprised of service based options. These options vest ratably over the requisite service period of the award.
The following table summarizes activity of service period-based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2021	9,495	$4.65	6.5	$2,452
Options Granted	2,445	2.41
Options Exercised	—	—		—
Options Forfeited / Expired	(2,543)	4.11
Outstanding at December 31, 2022	9,397	$4.21	6.2	$44
Options Granted	2,764	1.78
Options Exercised	—	—		—
Options Forfeited / Expired	(1,580)	3.84
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4	*

Exercisable at December 31, 2023	7,263	$4.31	4.5	$1	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.43, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2023
Performance Based Stock Options
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
The following table summarizes activity of performance based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2021	41	$4.34	2.1	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2022	41	$4.34	1.1	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2023	41	$4.34	0.1	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.43, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2023.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Market Based Stock Options
The Company grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price.
The following table summarizes activity of market based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2021	1,000	$4.24	5.8	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2022	1,000	$4.24	4.8	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2023	1,000	$4.24	3.8	$—	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $1.43, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2023.
Restricted Stock Units
The following table summarizes activity of restricted stock units during the years indicated:

(In thousands except per share fair value)	Number of Units	Weighted Average Fair Value
Unvested shares at December 31, 2021	115	$10.21
Granted	700	2.16
Vested	(144)	5.05
Forfeited	(21)	7.49
Unvested shares at December 31, 2022	650	$2.77
Granted	429	1.82
Vested	(398)	2.86
Forfeited	(92)	2.36
Unvested shares at December 31, 2023	589	$2.08

Expected to vest as of December 31, 2023	589	$2.08

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the years indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2021	183	$3.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2022	183	$3.25
Granted	—	—
Vested	(16)	4.23
Forfeited	—	—
Unvested shares at December 31, 2023	167	$3.15

Expected to vest as of December 31, 2023	167	$3.15
Share-based Compensation
Share-based compensation expenses for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Share-based compensation expense
Cost of sales	$330	$276
Sales and marketing	1,075	1,519
Research and development	993	973
General and administrative	2,353	2,971
Total	$4,751	$5,739

In future periods, the Company expects to recognize approximately $3.5 million and $1.0 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of December 31, 2023. Future share-based compensation expense will be recognized over 1.4 and 1.6 weighted average years for unvested options and restricted stock units, respectively. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of December 31, 2023. See Note 15, Joint Venture for further discussion.

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

In exchange for the rights granted in the Supply Agreement, NHSc committed to an initial purchase of NRCL totaling approximately $2.0 million. NHSc fulfilled this commitment during the fourth quarter of 2022, with $1.7 million involving a bill-and-hold arrangement. The Supply Agreement also provides for NHSc to pay a royalty to the Company at tiered percentage rates in the low-single digits based on worldwide annual net sales of the Approved Products, subject to certain deductions. Furthermore, the Supply Agreement provides for NHSc to pay the Company two separate one-time milestone payments in the low seven figures depending on whether NHSc achieves certain net sales targets in any contract year. During the years ended December 31, 2023 and December 31, 2022, no royalty or milestone payments were earned.

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

(In thousands)	Year Ended December 31,		At December 31,
	2023	2022	2023	2022
Revenue recognized from deferred revenue	$644	$391
Deferred revenue balance			$3,311	$3,955
Note 13. Income Taxes
A reconciliation of income taxes computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	Year Ended December 31,
	2023	2022
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(5.5)	(5.5)
Permanent differences	10.8	3.2
Change in state tax rate	(0.3)	0.3
Changes of state net operating losses	0.3	(1.6)
Change in stock options and restricted stock	12.7	7.8
Change in valuation allowance	2.7	17.7
Other	0.3	(0.9)
Effective tax rate	0.0%	0.0%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The Company's deferred tax assets and liabilities for the years indicated are summarized below:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforward	$36,735	$37,308
Stock options and restricted stock	4,484	4,528
Interest expense	—	258
Inventory reserve	343	410
Allowance for doubtful accounts	18	32
Accrued expenses	2,194	1,654
Research and development expense	1,666	922
Deferred revenue	878	1,050
Leasehold improvements and equipment	99	60
Intangibles	105	104
Operating leases	227	185
	46,749	46,511
Less: Valuation allowance	(46,391)	(46,254)
Total deferred tax assets	358	257
Deferred tax liabilities:
Prepaid expenses	(358)	(257)
Total deferred tax liabilities	(358)	(257)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2023 and 2022, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0% for both of the years ended December 31, 2023, and 2022. The Company increased its valuation allowance by approximately $0.1 million to $46.4 million as of December 31, 2023 from $46.3 million as of December 31, 2022. For fiscal year 2023, the Company identified $0.1 million in U.S. taxable income on global intangible low-taxed income (GILTI).
As of December 31, 2023, the Company’s net operating loss (NOL) carryforwards for federal and state income tax purposes are approximately $139.8 million and $114.4 million, respectively, portions of which were reduced in the year ending December 31, 2023 for both federal and state. During the year ended December 31, 2023, $2.1 million of federal NOL carryforwards and $2.2 million of state NOL carryforwards were reduced against taxable income. The Company’s federal NOL carryforward of $101.9 million generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2017, is limited to 80% of taxable income.
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
Under the Internal Revenue Code of 1986, as amended (the Code), certain ownership changes may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company determined that stock issued during fiscal year 2023 did not create a change in control under the Section 382 of the Code. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The Company is currently not under examination by the Internal Revenue Service or any other major income tax jurisdiction. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2023 and December 31, 2022.
Note 14. Line of Credit and Other Available Sources of Financing
Line of Credit
On November 12, 2019, the Company entered into a business financing agreement with Western Alliance Bank (Credit Agreement), to establish a formula based revolving credit line. On December 8, 2023, the Company entered into a fifth amendment to the Credit Agreement. Pursuant to such amendment, the Credit Agreement provides for a revolving credit line of up to $10.0 million subject to the terms and conditions of the agreement, as amended, and extended the maturity date to November 12, 2025. The amendment also modified the interest rate to be calculated at a floating rate per month equal to (a) the greater of (i) 8.25% per year (previously 3.25% per year) or (ii) the Prime Rate published by The Wall Street Journal, or such other rate of interest publicly announced by the Lender as its Prime Rate, plus (b) 1.00% (previously 1.50%), plus an additional 5.00% during any period that an event of default has occurred and is continuing. In addition, the amendment modified certain financial covenants, including (a) the amount of the Borrowers’ cash maintained at Lender (b) revising how quick ratio is calculated for purposes of the quick ratio covenant, and (c) Borrowers’ minimum liquidity requirements. As of December 31, 2023, the Company had no outstanding debt under this line of credit arrangement.
If the Company draws from the line of credit, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on the maturity date. The Credit Agreement includes quick ratio financial covenants. If the Company draws from the line of credit, the Company is also subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, the amount of the Company’s cash maintained at Western Alliance Bank, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants. As the Company had no borrowings under the line of credit as of December 31, 2023, the Company was not subject to the covenants of this agreement.
Debt Issuance Costs
For the years ended December 31, 2023 and 2022, the Company incurred debt issuance costs of approximately $75,000 and $77,000, respectively, in connection with this line of credit arrangement and had an unamortized balance of approximately $68,000 and $69,000 as of December 31, 2023 and 2022, respectively. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.
Other Available Sources of Financing
In June 2023, the Company filed a new $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $47.8 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). As of December 31, 2023, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well as market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited to a material extent.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 15. Joint Venture

On September 30, 2022, Asia Pacific Scientific, Inc., an indirect wholly owned subsidiary of the Company, and Hong Kong (China) Taikuk Group Ltd (Taikuk) entered into a shareholders agreement (the “Shareholders Agreement”) pursuant to which Taikuk has agreed to contribute $1.0 million (the “Subscription Price”) in exchange for an 11% non-voting equity interest in ChromaDex Asia Pacific Ventures Limited, a subsidiary of Asia Pacific Scientific, Inc. (the “Joint Venture” or “JV”) and the Company shall pay $1.0 million in cash to Taikuk (the “Taikuk Fee”) upon the closing of the Shareholders Agreement (the “Closing”). The Company and Taikuk have mutually agreed that no exchange of funds for the Taikuk Fee and Subscription Price was necessary and, accordingly, no cash has or will exchange hands related to these provisions of the Shareholders Agreement. The articles of association of the JV were amended and restated simultaneously with the Closing.
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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of December 31, 2023, it remains uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022.
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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. During the years ended December 31, 2023 and December 31, 2022, operating activity under the JV was not material.
Note 16. Commitments and Contingencies
Purchase obligations
The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Future minimum payments under inventory purchase obligations as of December 31, 2023 are as follows:

(In thousands)
Year	Amount
2024	$15,850
$15,850
Royalty
The Company has various licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for royalty payments based on contractual minimums and expire at various dates ranging from 2025 through 2037, often correlated to the expiration date of each patent. In addition, the Company is required to pay a range of 1% to 5% of sales related to the licensed products under these agreements. Total royalty expenses including license maintenance fees for the years ended December 31, 2023 and 2022 were approximately $2.1 million and $2.0 million, respectively, under these agreements.
As of December 31, 2023, future minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands)
Year	Amount
2024	$199
2025	202
2026	197
2027	176
2028	124
$898
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

On November 15, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that the U.S. Court of Appeals for the Second Circuit, in a case captioned In re Elysium-ChromaDex Litigation, No. 22-1059 (the “Second Circuit Appeal”), had affirmed the order by the SDNY Court granting ChromaDex’s motion to enforce the settlement agreement and requesting that the court continue the stay of the California Action until February 23, 2024, in order to allow the parties in the Second Circuit Appeal the opportunity to file a petition for a writ of certiorari in the Supreme Court. On November 16, 2023, the court approved the joint stipulation and continued the stay until February 23, 2024. On February 23, 2024, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation requesting that the court approve a schedule for briefing concerning the judgment in the California Action. On February 26, 2024, the court approved the joint stipulation and adopted the parties’ proposed briefing schedule. ChromaDex must file its opening brief no later than April 26, 2024.

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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal. Elysium filed its opening brief on August 24, 2022. ChromaDex filed its opening and response brief on November 22, 2022. Elysium filed its reply and response brief on January 20, 2023. ChromaDex filed its reply brief on February 10, 2023. Oral argument took place on October 13, 2023. On October 26, 2023, the court of appeals issued a decision affirming the district court’s decision enforcing the Settlement Agreement, and also dismissed ChromaDex’s conditional cross-appeal as moot. On November 16, 2023, the court of appeals decision become final.
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

On February 1, 2021, Thorne filed a petition for IPR of the ‘807 Patent. Dartmouth’s preliminary response to the petition was filed on May 18, 2021. On August 12, 2021, the Patent Trial and Appeal Board (PTAB) issued a decision instituting an IPR on the ‘807 Patent. On November 9, 2021, Dartmouth filed its Patent Owner Response. On February 15, 2022, Thorne filed its reply. Oral argument was held on May 17, 2022. On August 10, 2022, the PTAB issued a final written decision holding that the challenged claims were not unpatentable. On October 12, 2022, Thorne filed a notice of appeal. On April 4, 2023, the court of appeals stayed the appeal pending issuance of the mandate in the pending appeal from the Delaware patent infringement action. On June 22, 2023, the court of appeals directed the parties to inform the court of appeals by no later than August 1, 2023 how they believe the appeal should proceed. On August 1, 2023, the parties requested that the court of appeals continue the stay of briefing until Dartmouth has determined whether it will seek certiorari. On August 25, 2023, the court of appeals granted the request, and instructed the parties, within seven days of the Supreme Court’s disposition of any petition for certiorari or the expiration of the time to seek certiorari if no petition is filed, to inform the court how they think the appeal should proceed. On October 23, 2023, the parties jointly informed the court of appeals that the Supreme Court had denied the petition for writ of certiorari and that they believed the decision on appeal should be vacated and remanded with instructions to the Patent Trial and Appeal Board to dismiss the IPR proceedings. On December 18, 2023, the court of appeals dismissed the appeal as moot, vacated the PTAB’s final written decision, and remanded to the PTAB with instructions to dismiss the IPR as moot.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
(B) Southern District of New York – Patent Infringement Action

On May 12, 2021, ChromaDex and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the Southern District of New York. The complaint alleges that certain of Thorne’s dietary supplements containing isolated NR infringe the ‘807 and ‘086 Patents, which claim compositions containing isolated nicotinamide riboside and are held by Dartmouth and licensed exclusively to ChromaDex. On July 6, 2021, Thorne filed an answer and counterclaims to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief. The counterclaims seek declaratory judgment of patent invalidity for the ‘807 and ‘086 Patents. On July 8, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of the institution decision in the ‘807 Patent IPR. On July 9, 2021, the Court granted the stipulation and order to stay. On August 19, 2021, the parties filed a proposed stipulation and order staying the matter pending issuance of final written decisions in the IPRs. On August 20, 2021, the Court granted the stipulation and order to stay. On August 24, 2022, the parties filed a status report agreeing to continue to stay until fourteen days after the deadline to appeal the final written notice decision in the ‘807 Patent IPR. On October 26, 2022, the parties filed a further status report agreeing to continue the stay through resolution of the appeals. On January 2, 2024, the parties filed a joint stipulation of voluntary dismissal. On January 4, 2024, the Court entered the joint stipulation and terminated the case.

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

During the years ended December 31, 2023 and December 31, 2022, the Company collected $0.9 million and $0.6 million, respectively, related to the ERTC. As of December 31, 2023, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
During the quarter ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
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
(a)(3) List of Exhibits
INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008	8-K	333-140056	2.1	6/24/2008
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018	10-K	001-37752	4.5	3/7/2019
4.2	Description of Common Stock of the Registrant	10-K	001-37752	4.6	3/10/2020
4.3	Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	5/10/2019
4.4	Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.1	8/15/2019
4.5	Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	4/29/2020
4.6	Registration Rights Agreement, dated as of September 30, 2022, by and among the Registrant and the parties thereto	8-K	001-37752	10.3	10/3/2022
10.1	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (1)+	DEF 14A	000-53290	Appendix B	5/4/2010
10.2	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.3	6/24/2008
10.3	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.4	6/24/2008
10.4	ChromaDex Corporation 2017 Equity Incentive Plan, as amended +	8-K	001-37752	10.1	6/20/2023
10.5	Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (1)+	8-K	000-53290	10.1	4/22/2010
10.6	Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	8-K	001-37752	10.2	6/28/2018

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.7	Waiver of bonus compensation agreement dated February 13, 2023, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	10-K	001-37752	10.6	3/8/2023
10.8	Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc.*	10-Q	000-53290	10.2	8/13/2015
10.9	Exclusive License Agreement, dated July 13, 2012 between Dartmouth College and ChromaDex, Inc.	10-Q	001-37752	10.3	11/10/2016
10.10	Exclusive License Agreement, effective as of May 16, 2014 between Dartmouth College and ChromaDex, Inc.*	10-Q	000-53290	10.1	8/12/2014
10.11	First Amendment to Exclusive License Agreement, effective as of June 13, 2016, between Dartmouth College and ChromaDex, Inc.*	10-Q	001-37752	10.10	11/10/2016
10.12	License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc.*	10-K	000-53290	10.40	3/19/2015
10.13	First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc.	10-Q	001-37752	10.7	11/10/2016
10.14	Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc.	8-K	000-53290	10.1	4/20/2016
10.15	First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC	10-Q	001-37752	10.8	11/4/2020
10.16	Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers +	8-K	001-37752	10.1	12/16/2016
10.17	Amended and Restated Non-Employee Director Compensation Policy +	10-Q	001-37752	10.4	8/9/2018
10.18	Form of Restricted Stock Award Agreement for Robert Fried +	10-Q	001-37752	10.3	5/11/2017
10.19	Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant +	8-K	001-37752	10.1	6/28/2018
10.20	Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.50	3/7/2019
10.21	First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.51	3/7/2019
10.22	Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.52	3/7/2019
10.23	Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.53	3/7/2019
10.24	Fourth Amendment to Lease, dated December 20, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.					X
10.25	Fifth Amendment to Lease, dated May 21, 2021, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	8/3/2021
10.26	Sixth Amendment to Lease, dated October 11, 2023, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	11/8/2023

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.27	Securities Purchase Agreement dated April 26, 2017, by and among the Company and the Purchasers	8-K	001-37752	99.1	4/27/2017
10.28	Amended and Restated Supply Agreement, dated October 10, 2022, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.6	11/2/2022
10.29	First Amendment to the Amended and Restated Supply Agreement, dated August 16, 2023, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.2	11/8/2023
10.30	At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc.	S-3	333-237144	1.2	6/12/2020
10.31	Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.45	3/10/2020
10.32	First Modification to Business Financing Agreement dated October 7, 2020, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.43	3/12/2021
10.33	Second Modification to Business Financing Agreement dated November 10, 2021, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.42	3/14/2022
10.34	Consent to Business Financing Agreement, dated January 14, 2021, by and among Western Alliance Bank and ChromaDex Corporation	10-Q	001-37752	10.4	5/6/2021
10.35	Third Modification to Business Financing Agreement dated December 11, 2021 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/14/2021
10.36	Fourth Modification to Business Financing Agreement dated November 9, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/13/2023
10.37	Fifth Modification to Business Financing Agreement dated December 8, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.2	12/13/2023
10.38	Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.1	11/4/2020
10.39	First Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.2	11/4/2020
10.40	Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	11/4/2020
10.41	Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.4	11/4/2020
10.42	Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.5	11/4/2020

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.43	Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.6	11/4/2020
10.44	Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.7	11/4/2020
10.45	Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	8/3/2021
10.46	Eighth Amendment to Manufacturing and Supply Agreement, dated as of December 14, 2022, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-K	001-37752	10.50	3/8/2023
10.47	Ninth Amendment to Manufacturing and Supply Agreement, dated as of November 2, 2023, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-Q	001-37752	10.3	11/8/2023
10.48	Exclusive License Agreement, dated September 8, 2011, by and between ChromaDex, Inc. and The Regents of the University of California **	10-Q	001-37752	10.1	11/3/2021
10.49	Lease, dated November 24, 2021, by and between Flight Phase I Owner, LLC and ChromaDex, Inc.	10-K	001-37752	10.59	3/14/2022
10.50	First Amendment to the Amended and Restated Exclusive License Agreement, effective as of December 29, 2020, between Dartmouth College and ChromaDex, Inc.	10-Q	001-37752	10.2	5/12/2022
10.51	Second Amendment to the Amended and Restated Exclusive License Agreement, effective as of January 1, 2022, between Dartmouth College and ChromaDex, Inc.	10-Q	001-37752	10.1	5/12/2022
10.52	Side letter agreement to the Amended and Restated Exclusive License Agreement, effective as of March 13, 2019, between Dartmouth College and ChromaDex, Inc.	10-Q	001-37752	10.3	5/12/2022
10.53	Restated and Amended Exclusive License Agreement, effective as of March 13, 2017, between Dartmouth College and ChromaDex, Inc.	10-Q	001-37752	10.4	5/12/2022
10.54	First Amendment to the Joint Ownership Management Agreement, effective March 9, 2022, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.5	5/12/2022
10.55	Joint Ownership Management Agreement, effective October 9, 2015, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.6	5/12/2022
10.56	Shareholders Agreement, effective as of September 30, 2022, between Hong Kong Taikuk (China) Group Ltd. and the Company’s named subsidiaries	8-K	001-37752	10.1	10/3/2022
10.57	Securities Purchase Agreement, dated September 30, 2022, by and among the Company and the Purchasers	8-K	001-37752	10.2	10/3/2022
10.58	Securities Purchase Agreement, dated as of October 10, 2022, by and between the Company and the Purchaser *	8-K	001-37752	10.1	10/11/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.59	Executive Employment Agreement, dated January 1, 2023, by and between Brianna Gerber and the Registrant +	8-K	001-37752	10.1	1/5/2023
10.60	Amended and Restated Incentive Compensation Recoupment Policy +					X
21.1	Subsidiaries of ChromaDex Corporation					X
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Dodd-Frank Clawback Policy +					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
(2)	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMADEX CORPORATION

By:	/s/ ROBERT FRIED
Robert Fried Chief Executive Officer
Date: March 6, 2024
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

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 6, 2024
Robert Fried	(Principal Executive Officer)

/s/ BRIANNA GERBER	Chief Financial Officer	March 6, 2024
Brianna Gerber	(Principal Financial and Accounting Officer)

/s/ FRANK JAKSCH JR.	Chairman of the Board and Director	March 6, 2024
Frank Jaksch Jr.

/s/ STEVEN RUBIN	Director	March 6, 2024
Steven Rubin

/s/ WENDY YU	Director	March 6, 2024
Wendy Yu

/s/ GARY NG	Director	March 6, 2024
Gary Ng

/s/ ANN COHEN	Director	March 6, 2024
Ann Cohen

/s/ KRISTIN PATRICK	Director	March 6, 2024
Kristin Patrick

/s/ HAMED SHAHBAZI	Director	March 6, 2024
Hamed Shahbazi