Form 10-Q
period 2024-03-31
ChromaDex Corp.
filed 2024-05-08
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024 there were 75,538,787 shares of the registrant’s common stock issued and outstanding.

ChromaDex Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2024

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$27,565	$27,325
Trade receivables, net of allowances of $87 and $68, respectively; Including receivables from Related Party of $2.7 million and $2.8 million, respectively	6,604	5,234
Inventories	12,495	14,525
Prepaid expenses and other assets	2,312	2,450
Total current assets	48,976	49,534

Leasehold improvements and equipment, net	2,000	2,137
Intangible assets, net	472	510
Right-of-use assets, net	2,226	2,400
Other long-term assets	405	383
Total assets	$54,079	$54,964
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,899	$10,232
Accrued expenses	10,465	9,493
Current maturities of operating lease obligations	850	691
Current maturities of finance lease obligations	11	11
Customer deposits	227	195
Total current liabilities	19,452	20,622
Deferred revenue	3,311	3,311
Operating lease obligations, less current maturities	2,356	2,563
Finance lease obligations, less current maturities	9	12
Total liabilities	25,128	26,508

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 75,153 shares and 74,981 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	75	75
Additional paid-in capital	219,829	218,845
Accumulated deficit	(190,952)	(190,460)
Cumulative translation adjustments	(1)	(4)
Total stockholders' equity	28,951	28,456
Total liabilities and stockholders' equity	$54,079	$54,964
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Sales, net	$22,153	$22,556
Cost of sales	8,697	9,038
Gross profit	13,456	13,518

Operating expenses:
Sales and marketing	6,740	7,874
Research and development	2,095	1,193
General and administrative	5,352	6,419
Total operating expenses	14,187	15,486
Operating loss	(731)	(1,968)

Nonoperating income:
Interest income, net	239	66
Net loss	$(492)	$(1,902)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	75,230	74,796
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of restricted stock	147	—	—	—	—	—
Share-based compensation	25	—	984	—	—	984
Translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(492)	—	(492)
Balance, March 31, 2024	75,153	$75	$219,829	$(190,952)	$(1)	$28,951

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	99	—	—	—	—	—
Share-based compensation	—	—	1,273	—	—	1,273
Translation adjustment	—	—	—	—	3	3
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(1,902)	—	(1,902)
Balance, March 31, 2023	74,666	$74	$215,367	$(187,424)	$—	$28,017

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(492)	$(1,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	178	228
Amortization of intangibles	38	41
Amortization of right of use assets	174	171
Share-based compensation expense	984	1,273
Allowance for credit losses	35	316
Non-cash financing costs	21	21
Changes in operating assets and liabilities:
Trade receivables	(1,405)	(1,084)
Inventories	2,030	2,769
Implementation costs for cloud computing arrangement	—	(27)
Prepaid expenses and other assets	106	616
Accounts payable	(2,333)	(728)
Accrued expenses	972	1,273
Customer deposits and other	35	(6)
Operating lease liabilities	(48)	(169)
Net cash provided by operating activities	295	2,792

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(41)	(91)
Net cash used in investing activities	(41)	(91)

Cash Flows From Financing Activities
Payment of debt issuance costs	(11)	—
Principal payments on finance leases	(3)	(1)
Net cash used in financing activities	(14)	(1)

Net increase in cash and cash equivalents	240	2,700
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	27,325	20,441
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$27,565	$23,141

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$91	$180

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$—	$29
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	ChromaDex Corporation and Subsidiaries
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

ChromaDex is the innovator behind the NAD+ precursor nicotinamide riboside (NR), commercialized as the flagship ingredient Niagen®. Nicotinamide riboside and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. The Company delivers Niagen® as the sole active ingredient in its dietary supplement consumer product Tru Niagen®. The Company further develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw materials to the manufacturers of food and supplement consumer products. Additionally, the Company offers natural product fine chemicals, known as phytochemicals, and related research and development services.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Unaudited Condensed Consolidated Financial Statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 6, 2024.
Basis of Consolidation: The accompanying Unaudited Condensed Financial Statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.

Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report on Form 10-K that have had a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related notes.

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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, "Codification Improvements." ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 will become effective January 1, 2025 and although the Company is currently evaluating the impact of this standard, it is not expected to have a significant impact on the Company’s financial statements and disclosures.
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of 2024 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the three months ended March 31, 2024, the Company incurred a net loss of $0.5 million, however, during the same period the Company’s operating activities provided cash of $0.3 million. As of March 31, 2024, the Company had unrestricted cash and cash equivalents of $27.4 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net loss	$(492)	$(1,902)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding (1):	75,230	74,796

Potentially dilutive securities (2):
Stock options	13,845	12,513
Restricted stock units	894	945
(1) Includes a weighted average of approximately 167,000 and 183,000 nonvested shares of restricted stock for the three months ended March 31, 2024 and 2023, respectively, which are participating securities that feature voting and dividend rights.
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables set forth financial information by segment:

Three Months Ended March 31, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,351	$4,088	$714	$—	$22,153
Cost of sales	6,154	1,837	706	—	8,697
Gross profit	11,197	2,251	8	—	13,456
Operating expenses:
Sales and marketing	6,596	12	132	—	6,740
Research and development	1,695	400	—	—	2,095
General and administrative	—	—	—	5,352	5,352
Operating expenses	8,291	412	132	5,352	14,187

Operating income (loss)	$2,906	$1,839	$(124)	$(5,352)	$(731)

Three Months Ended March 31, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,633	$4,124	$799	$—	$22,556
Cost of sales	6,404	1,881	753	—	9,038
Gross profit	11,229	2,243	46	—	13,518
Operating expenses:
Sales and marketing	7,773	18	83	—	7,874
Research and development	967	226	—	—	1,193
General and administrative	—	—	—	6,419	6,419
Operating expenses	8,740	244	83	6,419	15,486

Operating income (loss)	$2,489	$1,999	$(37)	$(6,419)	$(1,968)

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended March 31, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,351	$—	$—	$17,351
Niagen® Ingredient	—	4,088	—	4,088
Subtotal Niagen® Related	17,351	4,088	—	21,439

Other Ingredients	—	—	—	—
Reference Standards	—	—	681	681
Consulting and Other	—	—	33	33
Subtotal Other Goods and Services	—	—	714	714

Total Net Sales	$17,351	$4,088	$714	$22,153

Three Months Ended March 31, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,633	$—	$—	$17,633
Niagen® Ingredient	—	3,898	—	3,898
Subtotal Niagen® Related	17,633	3,898	—	21,531

Other Ingredients	—	226	—	226
Reference Standards	—	—	775	775
Consulting and Other	—	—	24	24
Subtotal Other Goods and Services	—	226	799	1,025

Total Net Sales	$17,633	$4,124	$799	$22,556

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended March 31,
Major Customers	2024	2023
A.S. Watson Group - Related Party	13.4%	16.5%

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At March 31, 2024	At December 31, 2023
A.S. Watson Group - Related Party	41.6%	52.7%
Amazon Marketplaces	18.6%	12.2%
Life Extension	19.6%	16.1%
As of March 31, 2024, concentration for the Company's outstanding trade receivables is significant, with approximately 80% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended March 31,
Net Sales	2024		2023
A.S. Watson Group - Related Party	$3.0	million	$3.7	million

Trade Receivable as of	March 31, 2024		December 31, 2023
A.S. Watson Group - Related Party	$2.7	million	$2.8	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of March 31, 2024 and December 31, 2023 are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Consumer Products - Finished Goods	$6,478	$5,962
Consumer Products - Work in Process	2,871	3,537
Bulk ingredients	2,643	4,478
Reference standards	503	548
Total Inventory	$12,495	$14,525

Table of Contents	ChromaDex Corporation and Subsidiaries
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
Operating Leases
As of March 31, 2024 and December 31, 2023, the Company had ROU assets of $2.2 million and $2.4 million, respectively, and corresponding operating lease liabilities of $3.2 million and $3.3 million, respectively. For the three months ended March 31, 2024 and 2023, the components of operating lease expenses are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating leases
Operating lease expense	$231	$231
Variable lease expense (1)	108	53
Operating lease expense	339	284
Short-term lease rent expense	4	4
Total expense	$343	$288
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2024
Weighted-average remaining lease term (years), operating leases	3.7
Weighted-average discount rate, operating leases	7.0%
Future minimum lease payments under operating leases as of March 31, 2024 are as follows:

Year	(In thousands)
2024 (Remainder)	$655
2025	1,135
2026	901
2027	491
2028	358
2029	30
Total	3,570
Less present value discount	(364)
Present value of total operating lease liabilities	3,206
Less current portion	(850)
Long-term obligations under operating leases	$2,356

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of March 31, 2024, there were approximately 3.1 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
The Company’s stock options and restricted stock unit (RSU) awards are generally subject to a one-year cliff vesting period after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning in the second quarter of 2022, RSU awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. Certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee. Certain executive stock option and RSU awards provide for accelerated vesting if there is a change in control or termination without cause.
Stock Options
The Company used the following weighted average assumptions for options granted during the three months ended March 31, 2024:

Weighted Average:	Three Months Ended March 31, 2024
Expected term	6.5 years
Expected volatility	73.6%
Risk-free rate	4.3%
Expected dividends	—%

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the three months ended March 31, 2024:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4
Options Granted	2,910	1.55
Options Exercised	—	—		—
Options Forfeited	(646)	3.91
Outstanding at March 31, 2024	12,845	$3.14	6.6	$12,472	*

Exercisable at March 31, 2024	7,563	$4.08	4.6	$3,189	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.48, which is the closing price of the Company’s stock on the last trading day for the period ended March 31, 2024.

Performance Based Stock Options
The Company has also granted stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes performance based stock options activity during the three months ended March 31, 2024:

Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	41	$4.34	0.1	$—
Options Granted	—	—
Options Exercised	—	—		$—
Options Forfeited	(41)	4.34
Outstanding at March 31, 2024	—	$—	—	$—	*

Exercisable at March 31, 2024	—	$—	—	$—	*

There were no activities related to market-based stock options or restricted stock awards during the three months ended March 31, 2024.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
The following table summarizes activity of RSUs during the three months ended March 31, 2024:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2023	589	$2.08
Granted	479	1.52
Vested	(147)	2.34
Forfeited	(27)	1.91
Unvested shares at March 31, 2024	894	$1.74

Expected to vest at March 31, 2024	894	$1.74
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Share-based compensation expense
Cost of sales	$87	$79
Sales and marketing	192	397
Research and development	242	240
General and administrative (1)	463	557
Total	$984	$1,273
(1) On March 1, 2024, the Company issued 25,000 shares of the Company’s common stock in exchange for services rendered. Such shares had a fair value of $40,250, or $1.61 per share, based upon the quoted closing trading price on the issuance date. The fair value of $40,250 was recognized as share-based compensation during the three months ended March 31, 2024 under the general and administrative classification. The shares issued were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

In future periods, the Company expects to recognize approximately $5.7 million and $1.4 million in share-based compensation expense for unvested options and unvested RSUs, respectively, that were outstanding as of March 31, 2024. Future share-based compensation expense will be recognized over 2.2 weighted average years for both unvested options and RSUs. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of March 31, 2024. For additional discussion of the Joint Venture, see Note 12, Joint Venture Agreement.

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
On November 15, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that the U.S. Court of Appeals for the Second Circuit, in a case captioned In re Elysium-ChromaDex Litigation, No. 22-1059 (the “Second Circuit Appeal”), had affirmed the order by the SDNY Court granting ChromaDex’s motion to enforce the settlement agreement and requesting that the court continue the stay of the California Action until February 23, 2024, in order to allow the parties in the Second Circuit Appeal the opportunity to file a petition for a writ of certiorari in the Supreme Court. On November 16, 2023, the court approved the joint stipulation and continued the stay until February 23, 2024. On February 23, 2024, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation requesting that the court approve a schedule for briefing concerning the judgment in the California Action. On February 26, 2024, the court approved the joint stipulation and adopted the parties’ proposed briefing schedule. ChromaDex filed its opening brief on April 26, 2024. Defendants must file their opposition brief no later than June 25, 2024 and ChromaDex must file its reply brief no later than July 25, 2024. The matter is scheduled to be heard on August 12, 2024.

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

On February 3, 2022, ChromaDex reached a settlement in order to resolve the SDNY action in its entirety as well as the claims tried to the jury in the Central District of California (the “Settlement Agreement”). Shortly thereafter, before the parties could notify the Court, the Court issued a ruling on the pending dispositive and Daubert motions, dismissing ChromaDex’s SDNY complaint in its entirety on the grounds that ChromaDex’s damages were uncertain, and dismissing some of Elysium’s claims. Elysium then asserted that a settlement had not been reached. ChromaDex thereafter filed a motion to enforce the Settlement Agreement in its entirety on February 16, 2022. Elysium’s opposition to that motion was filed on March 2, 2022, and ChromaDex’s reply was filed on March 9, 2022. On April 19, 2022, the Court concluded that a settlement had been reached and granted ChromaDex’s motion to enforce the Settlement Agreement. On April 28, 2022, pursuant to the Settlement Agreement, the Court dismissed the entire action with prejudice. On May 11, 2022, Elysium filed a notice of appeal. On May 25, 2022, ChromaDex filed a notice of cross-appeal. Elysium filed its opening brief on August 24, 2022. ChromaDex filed its opening and response brief on November 22, 2022. Elysium filed its reply and response brief on January 20, 2023. ChromaDex filed its reply brief on February 10, 2023. Oral argument took place on October 13, 2023. On October 26, 2023, the court of appeals issued a decision affirming the district court’s decision enforcing the Settlement Agreement, and also dismissed ChromaDex’s conditional cross-appeal as moot. On November 16, 2023, the court of appeals’ decision became final.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, ChromaDex filed objections to Elysium’s bill of costs. On July 21, 2023, ChromaDex filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, ChromaDex filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, ChromaDex filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. In connection with the Court's current ruling and the Company’s intention to appeal this decision, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of ChromaDex’s estimates for post-judgment interest, is approximately $9.8 million. It is at least reasonably possible that the estimated range of the loss will change in the near term as additional information from the Court is made available.

2. Contingencies
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

During the years ended December 31, 2023 and December 31, 2022, the Company collected $0.9 million and $0.6 million, respectively, related to the ERTC. On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of the year, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, the Company has not received communications from the IRS regarding the Company’s existing claims. Nevertheless, the Company is diligently monitoring the situation to ensure continued compliance. As of March 31, 2024, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of March 31, 2024, it is uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three months ended March 31, 2024 and 2023.

Note 13. Income Taxes

During the first quarter of 2024, the Company was notified that it was selected for examination by the Internal Revenue Service (IRS) for its federal income tax return for the fiscal year 2021 period. The Company is not currently under examination by any other major income tax jurisdiction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2023, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2024 compared with the three months ended March 31, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024 (Annual Report).
Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased with NAD+ precursors, such as nicotinamide riboside (NR), calorie restriction and moderate exercise. We are at the forefront of exploring effective methods to increase NAD+ levels and support healthy aging.
In 2013, we commercialized Niagen®, a proprietary form of NR, a novel form of vitamin B3, as both a dietary and food ingredient. It remains one of the most well-studied and efficient NAD+ precursors on the market. Data from numerous preclinical studies and human clinical trials show that NR is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Niagen® is confirmed safe for human consumption as a dietary supplement and food ingredient. Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Niagen® is protected by patents to which we are the owner or have exclusive rights.
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

We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP®), we have amassed more than 275 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 275+ research agreements have allowed CERP® to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP® is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.
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
As of March 31, 2024, our cash and cash equivalents totaled approximately $27.6 million, of which $27.4 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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

Our consolidated net sales and net loss for the three months ended on March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023

Net sales	$22,153	$22,556
Net loss	(492)	(1,902)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change
Net sales:
Consumer Products	$17,351	$17,633	(2)%
Ingredients	4,088	4,124	(1)%
Analytical reference standards and services	714	799	(11)%
Total net sales	$22,153	$22,556	(2)%

Total net sales decreased by approximately $0.4 million for the three months ended March 31, 2024, compared to the same period in 2023. Changes in net sales were driven by the following:
•Tru Niagen® net sales decreased by $0.3 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This decrease primarily resulted from lower sales to A.S. Watson, a related party, which declined by $0.7 million, largely due to timing of sales, as well as a modest decrease of $0.2 million in sales to other distributor partners. However, this decline was partially offset by an increase of $0.6 million in e-commerce sales.
•For the three months ended March 31, 2024, total ingredients sales remained relatively consistent compared to the corresponding period in 2023. This stability stemmed from a modest increase of $0.2 million in Niagen ingredient sales, which was offset by an equal decline of $0.2 million in sales of other ingredients, as compared to the same period in 2023.
•Our analytical reference standards and services segment, which constituted the smallest proportion of total sales, declined a modest $0.1 million during the three months ended March 31, 2024 compared to the corresponding period in 2023.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended March 31,
	Amount		% of net sales
(In thousands)	2024	2023	2024	2023
Cost of sales:
Consumer Products	$6,154	$6,404	35%	36%
Ingredients	1,837	1,881	45	46
Analytical reference standards and services	706	753	99	94
Total cost of sales	$8,697	$9,038	39%	40%
Overall, cost of sales, as a percentage of net sales, remained relatively stable for the three months ended March 31, 2024 compared to the same period in 2023. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the three months ended March 31, 2024, our consumer products segment maintained relatively stable cost of sales, as a percentage of net sales, compared to the same period in 2023, improving approximately 100 basis points.
•Cost of sales, as a percentage of net sales, in our ingredients segment and our analytical reference standards and services segment are predominantly influenced by fixed supply chain overhead costs, which remain constant regardless of sales fluctuations. Consequently, increased sales result in improved labor and overhead utilization rates, while decreased sales lead to lower utilization rates. In the ingredients segment, both net sales and cost of sales remained relatively consistent during the three months ended March 31, 2024 with an improvement of approximately 100 basis points in cost of sales as a percentage of net sales, compared to the same period in 2023. For the analytical reference standards and services segment, which experienced modestly lower sales and costs of sales for the three months ended March 31, 2024, compared to the same period in 2023, there was an observed increase of 500 basis points in cost of sales as a percentage of net sales.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change
Gross profit:
Consumer Products	$11,197	$11,229	—%
Ingredients	2,251	2,243	—
Analytical reference standards and services	8	46	(83)
Total gross profit	$13,456	$13,518	—%
For details supporting the changes in gross profit, refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended March 31,
	Amount		% of net sales
(In thousands)	2024	2023	2024	2023
Sales and marketing expenses:
Consumer Products	$6,596	$7,773	38%	44%
Ingredients	12	18	—	—
Analytical reference standards and services	132	83	18	10
Total sales and marketing expenses	$6,740	$7,874	30%	35%
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, improved 600 basis points for the three months ended March 31, 2024, compared to the same period in 2023. This change can be attributed to an investment made during the three months ended March 31, 2023. Specifically, we invested in a strategic brand-building event aimed at enhancing awareness and driving sales of Tru Niagen on our largest e-commerce platform. However, during the three months ended March 31, 2024, we did not undertake a similar brand-building event and instead prioritized our investments in more efficient, direct return distribution channels and marketing campaigns. During fiscal year 2024, we expect our sales and marketing spend to increase with similar efficiencies compared to 2023.
•Sales and marketing expense for our ingredients segment remained minimal throughout the three months ended March 31, 2024 and 2023.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, increased 800 basis points for the three months ended March 31, 2024, compared to the same period in 2023. This change was driven by increases in employee related expenses.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change
R&D expenses:
Consumer Products	$1,695	$967	75%
Ingredients	400	226	77
Total R&D expenses	$2,095	$1,193	76%

We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. During the three months ended March 31, 2024, we invested in strategic R&D initiatives to support future launches, leading to a $0.9 million increase in R&D expenses. R&D expenses fluctuate based on the timing of projects, clinical trials and headcount.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change

General and administrative	$5,352	$6,419	(17)%
Total general and administrative expense decreased by $1.1 million during the three months ended March 31, 2024, compared to the corresponding period in 2023. The reduction in expense for the three months ended March 31, 2024 was primarily attributable lower executive and other administrative headcount expenses of $0.5 million, a reduction in provisions for credit losses of $0.3 million, lower severance and restructuring expense of $0.2 million and lower share-based compensation expense of $0.1 million.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2024 and March 31, 2023, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three months ended March 31, 2024 and 2023. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
During the first quarter of 2024, the Company was notified that it was selected for examination by the Internal Revenue Service (IRS) for its federal income tax return for the fiscal year 2021 period. The Company is not currently under examination by any other major income tax jurisdiction.
Depreciation and Amortization
Depreciation expense was approximately $178,000 and $228,000 for the three months ended March 31, 2024 and 2023, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $38,000 and $41,000 for the three months ended March 31, 2024 and 2023, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the three months ended March 31, 2024 was approximately $174,000 compared to $171,000 for the three months ended March 31, 2023.
Liquidity and Capital Resources
From inception through March 31, 2024, we have incurred aggregate losses of approximately $191.0 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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

As of March 31, 2024, we had cash and cash equivalents of $27.6 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of March 31, 2024 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of March 31, 2024, we had purchase obligations of $12.5 million related to inventory purchase commitments and future minimum lease obligations of $3.6 million to be paid over approximately nine months and five years, respectively.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $0.3 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023. The $2.5 million reduction in cash provided by operating activities was primarily driven by relatively greater reductions in accounts payable of $1.6 million and lower reductions in inventory and prepaid expenses and other assets of $0.7 million and $0.5 million, respectively.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was $41,000 and $91,000 for the three months ended March 31, 2024 and 2023, respectively.
Net cash used in financing activities: Financing cash flows consist primarily of the repayment of short-term and long-term debt. Cash used in financing activities was nominal during each of the three months ended March 31, 2024 and March 31, 2023 consisting entirely of repayments for finance leases and payment of debt issuance costs.

Critical Account Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2023 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net loss of approximately $0.5 million for the three months ended March 31, 2024. We incurred net losses of approximately $4.9 million and $16.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of March 31, 2024, our accumulated deficit was approximately $191.0 million. We have not achieved profitability on an annual basis. Our net losses and history of negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals.
As of March 31, 2024, our cash and cash equivalents totaled approximately $27.6 million, of which $27.4 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 13.4% of our sales during the three months ended March 31, 2024. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. As further described in Note 10, Commitments and Contingencies, Contingencies in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in substantial and complex litigation. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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
•our reliance on third-party partners involved in the development and supply of new or existing products;
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
•our ability to effectively incorporate artificial intelligence (AI) solutions into our operations, services, and systems;
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

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information and other similar threats, including attacks enhanced or facilitated by artificial intelligence (AI) and other similar threats. We rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers information security practices is limited, and these third-parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services. There may be additional cyber security threats as our employees have the ability to work from home, utilizing network connections outside of the Company premises. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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
Our business depends greatly on the expertise and contributions of several key individuals, including Robert Fried and Brianna Gerber who are our Chief Executive Officer and Chief Financial Officer, respectively. Additionally, we rely on other critical team members, including professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals' services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

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
We may experience delays in the development in, or may never develop, any additional products to commercialize.
We have invested a substantial amount of our time and resources in developing various new products. Commercialization of these products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:
•we may not be able to obtain or maintain regulatory approvals for our products, or the approved indication may be narrower than we seek;
•our products may not prove to be safe and effective in clinical trials;
•we may experience delays in our development program;
•we may rely on third-parties to develop and produce our products, which could lead to increased costs, unanticipated delays, or other negative impacts;
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
The litigation includes multiple complaints and counterclaims by us and Elysium in venues in California and New York, as well as a patent infringement complaint filed by the Company and Trustees of Dartmouth College. For further details on this litigation, please refer to Note 10, Commitments and Contingencies, Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

A United States federal privacy bill has been introduced, which would establish new requirements for how companies handle personal data, including information that identifies or is reasonably linked to an individual, such as our consumers. If this bill becomes law, we may be required to implement certain security practices to protect and secure personal data against unauthorized access, and we may be subject to further requirements for complying with this requirement if the FTC issues related regulations. Additionally, if we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).Other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
As of March 31, 2024, we had outstanding options for an aggregate of approximately 13.8 million shares of common stock at a weighted average exercise price of $3.22 per share and unvested restricted stock units of approximately 0.9 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three months ended March 31, 2024. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable and timely financial statements and disclosures. If we identify material weaknesses in our internal controls and/or fail to establish and maintain effective controls and procedures and internal control over financial reporting it could result in material misstatements in our financial statements and/or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. The SEC has adopted new rules regarding climate change that, while stayed pending the resolution of various legal challenges, will require significant new disclosure obligations of us and requires us to update and develop our controls to accommodate these new obligations if implemented as adopted.

Environmental, social and governance matters may impact our business and reputation.

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new rules and regulations may result in additional costs or risks. The SEC has adopted new rules regarding climate change that, while stayed pending the resolution of various legal challenges, will require significant new disclosure obligations of us and require us to update and develop our controls to accommodate these new obligations if implemented as adopted. Standards and research regarding ESG practices could change as a result of these rules. In addition, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales. There can be no assurance that investors or other constituents will not publicly advocate for us to not make corporate governance changes or engage in corporate actions and responding to challenges could be costly and time consuming.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2024, the Company issued 25,000 shares of the Company’s Common Stock with a par value of $0.001 per share in exchange for services rendered by MDM Worldwide Solutions. Such shares had a fair value of $40,250, or $1.61 per share, based upon the quoted closing trading price on the issuance date. The shares issued were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

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

CHROMADEX CORPORATION

Date: May 8, 2024	/s/ BRIANNA L. GERBER
Brianna L. Gerber
Chief Financial Officer

(principal financial officer and duly authorized on behalf of the registrant)