Form 10-Q
period 2024-06-30
ChromaDex Corp.
filed 2024-08-07
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024 there were 75,933,137 shares of the registrant’s common stock issued and outstanding.

ChromaDex Corporation
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2024

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$27,885	$27,325
Trade receivables, net of allowances of $85 and $68, respectively; Including receivables from Related Party of $3.5 million and $2.8 million, respectively	7,818	5,234
Inventories	11,511	14,525
Prepaid expenses and other assets	2,088	2,450
Total current assets	49,302	49,534

Leasehold improvements and equipment, net	1,841	2,137
Intangible assets, net	435	510
Right-of-use assets, net	2,063	2,400
Other long-term assets	394	383
Total assets	$54,035	$54,964
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,105	$10,232
Accrued expenses	8,621	9,493
Current maturities of operating lease obligations	973	691
Current maturities of finance lease obligations	12	11
Customer deposits	156	195
Total current liabilities	17,867	20,622
Deferred revenue	3,311	3,311
Operating lease obligations, less current maturities	2,133	2,563
Finance lease obligations, less current maturities	6	12
Total liabilities	23,317	26,508

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 75,473 shares and 74,981 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	75	75
Additional paid-in capital	221,612	218,845
Accumulated deficit	(190,967)	(190,460)
Cumulative translation adjustments	(2)	(4)
Total stockholders' equity	30,718	28,456
Total liabilities and stockholders' equity	$54,035	$54,964
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales, net	$22,739	$20,323	$44,892	$42,879
Cost of sales	9,046	7,967	17,743	17,005
Gross profit	13,693	12,356	27,149	25,874

Operating expenses:
Sales and marketing	6,969	6,009	13,709	13,883
Research and development	1,316	1,365	3,411	2,558
General and administrative	5,664	7,298	11,016	13,717
Total operating expenses	13,949	14,672	28,136	30,158
Operating loss	(256)	(2,316)	(987)	(4,284)

Nonoperating income:
Interest income, net	241	125	480	191
Net loss	$(15)	$(2,191)	$(507)	$(4,093)

Basic and diluted loss per common share attributable to ChromaDex Corporation	$0.00	$(0.03)	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding	75,559	74,967	75,394	74,882
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2024	75,153	$75	$219,829	$(190,952)	$(1)	$28,951
Issuance of common stock resulting from the exercise of stock options	257	—	598	—	—	598
Issuance of restricted stock	63	—	—	—	—	—
Share-based compensation	—	—	1,185	—	—	1,185
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15)	—	(15)
Balance, June 30, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2023	74,666	$74	$215,367	$(187,424)	$—	$28,017
Issuance of restricted stock	190	1	—	—	—	1
Share-based compensation	—	—	1,324	—	—	1,324
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(2,191)	—	(2,191)
Balance, June 30, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Exercise of stock options	257	—	598	—	—	598
Issuance of restricted stock	210	—	—	—	—	—
Share-based compensation	25	—	2,169	—	—	2,169
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(507)	—	(507)
Balance, June 30, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	289	1	—	—	—	1
Share-based compensation	—	—	2,597	—	—	2,597
Translation adjustment	—	—	—	—	2	2
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(4,093)	—	(4,093)
Balance, June 30, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(507)	$(4,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	348	460
Amortization of intangibles	75	80
Amortization of right of use assets	337	344
Share-based compensation expense	2,169	2,597
(Gain) Loss on disposal of leasehold improvements and equipment	1	(5)
Allowance for credit losses	47	751
Non-cash financing costs	41	42
Changes in operating assets and liabilities:
Trade receivables	(2,631)	1,584
Inventories	3,014	2,704
Implementation costs for cloud computing arrangement	—	(60)
Prepaid expenses and other assets	321	1,019
Accounts payable	(2,127)	352
Accrued expenses	(872)	742
Deferred revenue	—	(149)
Customer deposits and other	(37)	11
Operating lease liabilities	(148)	(307)
Net cash provided by operating activities	31	6,072

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(53)	(101)
Proceeds from the sale of leasehold improvements and equipment, net	—	5
Net cash used in investing activities	(53)	(96)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	598	—
Payment of debt issuance costs	(11)	—
Principal payments on finance leases	(5)	(11)
Net cash provided by (used in) financing activities	582	(11)

Net increase in cash and cash equivalents	560	5,965
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	27,325	20,441
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$27,885	$26,406

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$223	$342

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$—	$29
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	ChromaDex Corporation and Subsidiaries
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

ChromaDex is the innovator behind the NAD+ precursor nicotinamide riboside chloride (“NRC”, commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside chloride and other NAD+ precursors are protected by ChromaDex’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®. As part of its consumer product offerings, the Company offers NAD+ test kits exclusively to healthcare practitioners. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively. Additionally, the Company provides natural product fine chemicals, known as phytochemicals, and related research and development services.

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
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s second quarter of 2024 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the six months ended June 30, 2024, the Company incurred a net loss of $0.5 million and the Company’s operating activities provided cash of $31,000. As of June 30, 2024, the Company had unrestricted cash and cash equivalents of $27.7 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 4. Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net loss	$(15)	$(2,191)	$(507)	$(4,093)

Basic and diluted loss per common share	$0.00	$(0.03)	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding (1):	75,559	74,967	75,394	74,882

Potentially dilutive securities (2):
Stock options	12,880	12,279	12,880	12,279
Restricted stock units	784	774	784	774
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three and six months ended June 30, 2024 and 181,000 and 182,000 nonvested shares of restricted stock for the three and six months ended June 30, 2023, respectively, which are participating securities that feature voting and dividend rights.
(2) Excluded from the computation of loss per share as their impact is antidilutive.

Note 5. Business Segments
The Company has the following three reportable segments:
•Consumer Products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers and distributors and offers NAD+ test kits exclusively to healthcare practitioners;
•Ingredients segment: develops and commercializes proprietary-based ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively; and
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services.
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables set forth financial information by segment:

Three months ended June 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$18,647	$3,301	$791	$—	$22,739
Cost of sales	6,785	1,545	716	—	9,046
Gross profit	11,862	1,756	75	—	13,693
Operating expenses:
Sales and marketing	6,777	66	126	—	6,969
Research and development	1,135	181	—	—	1,316
General and administrative	—	—	—	5,664	5,664
Operating expenses	7,912	247	126	5,664	13,949

Operating income (loss)	$3,950	$1,509	$(51)	$(5,664)	$(256)

Three months ended June 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$16,891	$2,704	$728	$—	$20,323
Cost of sales	5,959	1,232	776	—	7,967
Gross profit (loss)	10,932	1,472	(48)	—	12,356
Operating expenses:
Sales and marketing	5,892	19	98	—	6,009
Research and development	1,169	196	—	—	1,365
General and administrative	—	—	—	7,298	7,298
Operating expenses	7,061	215	98	7,298	14,672

Operating income (loss)	$3,871	$1,257	$(146)	$(7,298)	$(2,316)

Six Months Ended June 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$35,998	$7,389	$1,505	$—	$44,892
Cost of sales	12,939	3,382	1,422	—	17,743
Gross profit	23,059	4,007	83	—	27,149
Operating expenses:
Sales and marketing	13,373	78	258	—	13,709
Research and development	2,830	581	—	—	3,411
General and administrative	—	—	—	11,016	11,016
Operating expenses	16,203	659	258	11,016	28,136

Operating income (loss)	$6,856	$3,348	$(175)	$(11,016)	$(987)

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$34,524	$6,828	$1,527	$—	$42,879
Cost of sales	12,363	3,113	1,529	—	17,005
Gross profit (loss)	22,161	3,715	(2)	—	25,874
Operating expenses:
Sales and marketing	13,665	37	181	—	13,883
Research and development	2,136	422	—	—	2,558
General and administrative	—	—	—	13,717	13,717
Operating expenses	15,801	459	181	13,717	30,158

Operating income (loss)	$6,360	$3,256	$(183)	$(13,717)	$(4,284)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended June 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$18,647	$—	$—	$18,647
Niagen® Ingredient	—	3,144	—	3,144
Subtotal Niagen® Related	18,647	3,144	—	21,791

Other Ingredients	—	157	—	157
Reference Standards	—	—	755	755
Consulting and Other	—	—	36	36
Subtotal Other Goods and Services	—	157	791	948

Total Net Sales	$18,647	$3,301	$791	$22,739

Three Months Ended June 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$16,891	$—	$—	$16,891
Niagen® Ingredient	—	2,500	—	2,500
Subtotal Niagen® Related	16,891	2,500	—	19,391

Other Ingredients	—	204	—	204
Reference Standards	—	—	693	693
Consulting and Other	—	—	35	35
Subtotal Other Goods and Services	—	204	728	932

Total Net Sales	$16,891	$2,704	$728	$20,323

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$35,998	$—	$—	$35,998
Niagen® Ingredient	—	7,232	—	7,232
Subtotal Niagen® Related	35,998	7,232	—	43,230

Other Ingredients	—	157	—	157
Reference Standards	—	—	1,436	1,436
Consulting and Other	—	—	69	69
Subtotal Other Goods and Services	—	157	1,505	1,662

Total Net Sales	$35,998	$7,389	$1,505	$44,892

Six Months Ended June 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$34,524	$—	$—	$34,524
Niagen® Ingredient	—	6,398	—	6,398
Subtotal Niagen® Related	34,524	6,398	—	40,922

Other Ingredients	—	430	—	430
Reference Standards	—	—	1,468	1,468
Consulting and Other	—	—	59	59
Subtotal Other Goods and Services	—	430	1,527	1,957

Total Net Sales	$34,524	$6,828	$1,527	$42,879

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2024	2023	2024	2023
A.S. Watson Group - Related Party	16.4%	14.7%	14.9%	15.6%
Life Extension	*	10.0%	11.4%	*
* Represents less than 10%

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At June 30, 2024	At December 31, 2023
A.S. Watson Group - Related Party	44.7%	52.7%
Amazon Marketplaces	*	12.2%
Life Extension	16.6%	16.1%
* Represents less than 10%

As of June 30, 2024, concentration for the Company's outstanding trade receivables is significant, with approximately 61% of the total outstanding trade receivables aggregated among two customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
A.S. Watson Group is a related party through common ownership of an enterprise that beneficially owns more than 10% of the common stock of the Company. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Net Sales	2024		2023		2024		2023
A.S. Watson Group - Related Party	$3.7	million	$3.0	million	$6.7	million	$6.7	million

Trade Receivable as of	June 30, 2024		December 31, 2023
A.S. Watson Group - Related Party	$3.5	million	$2.8	million

Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2024 and December 31, 2023 are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Consumer Products - Finished Goods	$5,123	$5,962
Consumer Products - Work in Process	2,890	3,537
Bulk ingredients	2,986	4,478
Reference standards	512	548
Total Inventory	$11,511	$14,525

Table of Contents	ChromaDex Corporation and Subsidiaries
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
Operating Leases
As of June 30, 2024 and December 31, 2023, the Company had ROU assets of $2.1 million and $2.4 million, respectively, and corresponding operating lease liabilities of $3.1 million and $3.3 million, respectively. For the three and six months ended June 30, 2024 and 2023, the components of operating lease expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating leases
Operating lease expense	$219	$230	$450	$461
Variable lease expense (1)	97	59	205	112
Operating lease expense	316	289	655	573
Short-term lease rent expense	4	4	8	8
Total expense	$320	$293	$663	$581
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2024
Weighted-average remaining lease term (years), operating leases	3.4
Weighted-average discount rate, operating leases	7.1%
Future minimum lease payments under operating leases as of June 30, 2024 are as follows:

Year	(In thousands)
2024 (Remainder)	$437
2025	1,135
2026	901
2027	491
2028	358
2029	30
Total	3,352
Less present value discount	(246)
Present value of total operating lease liabilities	3,106
Less current portion	(973)
Long-term obligations under operating leases	$2,133

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2024, there were approximately 3.9 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
The Company’s stock options and restricted stock unit (RSU) awards are generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning in the second quarter of 2022, RSU awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. Certain stock option awards are market or performance based and vest based on certain triggering events established by the Compensation Committee. Certain executive stock option and RSU awards provide for accelerated vesting if there is a change in control or termination without cause.
Stock Options
The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2024:

Weighted Average:	Six Months Ended June 30, 2024
Expected term	6.4 years
Expected volatility	74.2%
Risk-free rate	4.4%
Expected dividends	—%

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the six months ended June 30, 2024:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4
Options Granted	3,103	1.62
Options Exercised	(257)	2.33		368	*
Options Forfeited	(1,546)	4.75
Outstanding at June 30, 2024	11,881	$2.99	6.7	$6,176	*

Exercisable at June 30, 2024	7,168	$3.81	4.9	$1,411	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $2.73, which is the closing price of the Company’s stock on the last trading day for the period ended June 30, 2024.

Performance Based Stock Options
The Company has also granted stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes performance based stock options activity during the six months ended June 30, 2024:

Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	41	$4.34	0.1	$—
Options Granted	—	—
Options Exercised	—	—		$—
Options Forfeited	(41)	4.34
Outstanding at June 30, 2024	—	$—	—	$—	*

Exercisable at June 30, 2024	—	$—	—	$—	*

There were no activities related to market-based stock options or restricted stock awards during the six months ended June 30, 2024.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
The following table summarizes activity of RSUs during the six months ended June 30, 2024:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2023	589	$2.08
Granted	479	1.52
Vested	(210)	2.34
Forfeited	(74)	1.75
Unvested shares at June 30, 2024	784	$1.70

Expected to vest at June 30, 2024	784	$1.70
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Share-based compensation expense
Cost of sales	$85	$87	$172	$166
Sales and marketing	248	302	440	699
Research and development	194	259	436	499
General and administrative (1)	658	676	1,121	1,233
Total	$1,185	$1,324	$2,169	$2,597
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

In future periods, the Company expects to recognize approximately $5.0 million and $1.1 million in share-based compensation expense for unvested options and unvested RSUs, respectively, that were outstanding as of June 30, 2024. Future share-based compensation expense will be recognized over 2.0 weighted average years for both unvested options and RSUs. The Company also has total unrecognized share-based compensation expense of $1.0 million pertaining to the Joint Venture. Such expense will only be recognized if Blue Hat Registration is achieved, the timing of which is uncertain as of June 30, 2024. For additional discussion of the Joint Venture, see Note 12, Joint Venture Agreement.

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
On November 15, 2023, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation informing the court that the U.S. Court of Appeals for the Second Circuit, in a case captioned In re Elysium-ChromaDex Litigation, No. 22-1059 (the “Second Circuit Appeal”), had affirmed the order by the SDNY Court granting ChromaDex’s motion to enforce the settlement agreement and requesting that the court continue the stay of the California Action until February 23, 2024, in order to allow the parties in the Second Circuit Appeal the opportunity to file a petition for a writ of certiorari in the Supreme Court. On November 16, 2023, the court approved the joint stipulation and continued the stay until February 23, 2024. On February 23, 2024, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation requesting that the court approve a schedule for briefing concerning the judgment in the California Action. On February 26, 2024, the court approved the joint stipulation and adopted the parties’ proposed briefing schedule. On April 26, 2024, ChromaDex filed its opening brief in support of its motion for entry of final judgment. On June 3, 2024, the California Action was reassigned to a different judge. On June 25, 2024, Defendants filed their opposition to ChromaDex’s motion for entry of final judgment. ChromaDex filed its reply brief on July 25, 2024. The matter was previously scheduled to be heard on August 12, 2024, but, following the reassignment of the case, the hearing on this matter was rescheduled to August 15, 2024.

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
All discovery closed on April 23, 2021. The Court vacated a previously scheduled joint pretrial order and trial date because of COVID-19, and the Court informed the Parties that trial date would be rescheduled in November or December 2021.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, ChromaDex filed objections to Elysium’s bill of costs. On July 21, 2023, ChromaDex filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, ChromaDex filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, ChromaDex filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. On May 23, 2024, Elysium filed its opening brief. On June 6, 2024, ChromaDex filed its response brief. On June 13, 2024, Elysium filed its reply brief. The issue is now fully briefed and awaiting a ruling by the Court. In connection with the Court's current ruling and the Company’s intention to appeal this decision, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of ChromaDex’s estimates for post-judgment interest, is approximately $9.8 million. It is at least reasonably possible that the estimated range of the loss will change in the near term as additional information from the Court is made available.

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

During the years ended December 31, 2023 and December 31, 2022, the Company collected $0.9 million and $0.6 million, respectively, related to the ERTC. On September 14, 2023, the Internal Revenue Services (IRS) announced a moratorium in processing new claims for the employee retention credit, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, the Company has not received communications from the IRS regarding the Company’s existing claims. Nevertheless, the Company is diligently monitoring the situation to ensure continued compliance. As of June 30, 2024, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company shall make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration is not obtained within 24 months of the Closing (which may be extended by an additional 12 months upon mutual consent of the parties), the JV may repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest will only vest if Blue Hat Registration is achieved, at which time the minority interest will be recorded. As of June 30, 2024, it is uncertain when Blue Hat Registration will be achieved. Consequently, no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024.

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
Once Blue Hat Registration is complete and certain distribution agreements relating to the commercialization of the Products in the Territory are assigned and entered into (the “Distribution Agreements”), Taikuk would be entitled to certain royalty payments based on the Company’s and the JV’s net revenue for sales of the Products in the Territory under the Distribution Agreements. Operating activity under the JV was not material during the three and six months ended June 30, 2024 and 2023.

Note 13. Income Taxes

During the first quarter of 2024, the Company was notified that it was selected for examination by the IRS for its federal income tax return for the fiscal year 2021 period. The Company is not currently under examination by any other major income tax jurisdiction.

Note 14. Subsequent Events
Effective July 12, 2024, Brianna Gerber, the Company’s former Chief Financial Officer and Chief Accounting Officer, separated from the Company. Ms. Gerber has entered into a Letter Agreement and Consulting Agreement, under which she will be available to consult on financial and accounting matters for the Company until August 12, 2024.

Effective July 13, 2024, the Board of Directors appointed James Lee, the Company’s current Controller, as the Company’s Interim Chief Financial Officer and Interim Principal Accounting Officer.

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
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes including in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024 (Annual Report).
Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased with NAD+ precursors, calorie restriction and moderate exercise. We are at the forefront of exploring effective methods to increase NAD+ levels and support healthy aging.
In 2013, we commercialized food-grade Niagen®, a proprietary form of NRC, a novel form of vitamin B3, as both a dietary and food ingredient. In 2024, we announced Niagen+, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. We anticipate that U.S. FDA-registered 503B outsourcing facilities will compound and distribute pharmaceutical-grade Niagen® intravenous (Niagen IV) and injectable pharmaceutical-grade Niagen® which will be available exclusively at clinics pursuant to a prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and generally recognized as safe as a food ingredient. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities. Niagen+ has not yet had a material impact on our results of operations presented below.
NRC remains one of the most well-studied and efficient NAD+ precursors on the market. Data from numerous preclinical studies and human clinical trials show that food-grade NRC is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Food-grade Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Food-grade Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of oral, food-grade Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Food-grade Niagen®, pharmaceutical-grade Niagen® and other NAD+ precursors are protected by patents to which we are the owner or have exclusive rights.

While best known for its role in cellular energy production, NAD+ is also thought to play an important role in healthy aging. Many cellular functions related to health and healthy aging are sensitive to levels of locally available NAD+ and this represents an active area of research in the field of NAD+. To date, there are over 500 published human clinical studies related to NAD+ and its impact on health. These areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP®), we have amassed more than 275 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 275+ research partnerships have allowed CERP® to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP® is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.
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
As of June 30, 2024, our cash and cash equivalents totaled approximately $27.9 million, of which $27.7 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
We currently have three operating segments that offer differentiated services. Through our Consumer Products segment, we provide finished dietary supplement products containing our proprietary ingredients directly to consumers and distributors, as well as NAD+ test kits exclusively to healthcare practitioners. We deliver food-grade Niagen® as the sole or principal dietary ingredient in our consumer product line Tru Niagen®. Our Ingredients segment develops and commercializes proprietary-based ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively. Our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services. The results of these segments and our consolidated operations are detailed in the discussion that follows.

Our consolidated net sales and net loss for the three and six months ended on June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023

Net sales	$22,739	$20,323	$44,892	$42,879
Net loss	(15)	(2,191)	(507)	(4,093)

Basic and diluted loss per common share	$0.00	$(0.03)	$(0.01)	$(0.05)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Net sales:
Consumer Products	$18,647	$16,891	10%	$35,998	$34,524	4%
Ingredients	3,301	2,704	22%	7,389	6,828	8%
Analytical reference standards and services	791	728	9%	1,505	1,527	(1)%
Total net sales	$22,739	$20,323	12%	$44,892	$42,879	5%

Total net sales increased by approximately $2.4 million and $2.0 million for the three and six months ended June 30, 2024, compared to the same periods in 2023, respectively. Changes in net sales were driven by the following:
•Tru Niagen® remained the leading contributor to total net sales growth, increasing by $1.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. For the three months ended June 30, 2024, growth was largely driven by higher sales to our distributor partners and A.S. Watson, a related party, totaling a combined increase of $1.7 million. The remaining $0.1 million increase was attributable to our e-commerce business. For the six months ended June 30, 2024, other distributor partners contributed approximately $0.8 million in higher sales, while e-commerce sales drove $0.7 million in growth.
•Total ingredient sales grew by approximately $0.6 million for each of the three and six months ended June 30, 2024, compared to the corresponding periods in 2023. This growth was primarily driven by timing of sales and modest increases in demand for our Niagen® ingredient from existing partners. Higher Niagen® ingredient sales were partially offset by lower sales of other ingredients.
•Our analytical reference standards and services segment constituted the smallest proportion of total sales, maintaining relatively stable sales for each of the three and six months ended June 30, 2024 compared to the corresponding periods in 2023.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cost of sales:
Consumer Products	$6,785	$5,959	36%	35%	$12,939	$12,363	36%	36%
Ingredients	1,545	1,232	47	46	3,382	3,113	46	46
Analytical reference standards and services	716	776	91	107	1,422	1,529	94	100
Total cost of sales	$9,046	$7,967	40%	39%	$17,743	$17,005	40%	40%
Overall, cost of sales, as a percentage of net sales, remained relatively stable for each of the three and six months ended June 30, 2024 compared to the same periods in 2023. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the three and six months ended June 30, 2024, our consumer products segment maintained relatively stable cost of sales, as a percentage of net sales, compared to the same periods in 2023, with modest impacts from changes in business mix.
•Cost of sales, as a percentage of net sales, in our ingredients segment and our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the ingredients segment, cost of sales, as a percentage of net sales, during each of the three and six months ended June 30, 2024 remained relatively stable compared to the same periods in 2023. For the analytical reference standards and services segment, which experienced approximately flat sales and slightly lower costs of sales for the three and six months ended June 30, 2024, compared to the same period in 2023, there was an improvement of 1,600 basis points in cost of sales as a percentage of net sales. We have restructured supply chain overhead costs related to reference standards which resulted in modest improvements.
Gross Profit (Loss)
Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit (loss) by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Gross profit (loss):
Consumer Products	$11,862	$10,932	9%	$23,059	$22,161	4%
Ingredients	1,756	1,472	19	4,007	3,715	8
Analytical reference standards and services	75	(48)	256	83	(2)	4,250
Total gross profit	$13,693	$12,356	11%	$27,149	$25,874	5%
For details supporting the changes in gross profit (loss), refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Sales and marketing expenses:
Consumer Products	$6,777	$5,892	36%	35%	$13,373	$13,665	37%	40%
Ingredients	66	19	2	1	78	37	1	1
Analytical reference standards and services	126	98	16	13	258	181	17	12
Total sales and marketing expenses	$6,969	$6,009	31%	30%	$13,709	$13,883	31%	32%
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, remained relatively stable for the three months ended June 30, 2024 and improved 300 basis points for the six months ended June 30, 2024 compared to the same periods in 2023. The improvement during the six months ended June 30, 2024 can be attributed to a shift in sales and marketing strategy compared to the same period in 2023. During the six months ended June 30, 2023, we invested in a brand-building event. However, during the six months ended June 30, 2024, we did not undertake a similar brand-building event and instead optimized our marketing strategies with a focus on direct return distribution channels and marketing campaigns. On a full year basis for 2024, we expect our sales and marketing spend to increase with similar efficiencies compared to 2023.
•Sales and marketing expense for our ingredients segment remained minimal throughout the three and six months ended June 30, 2024 and 2023.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, increased by 300 basis points and 500 basis points for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. This change was driven by increases in employee related expenses.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
R&D expenses:
Consumer Products	$1,135	$1,169	(3)%	$2,830	$2,136	32%
Ingredients	181	196	(8)	581	422	38
Total R&D expenses	$1,316	$1,365	(4)%	$3,411	$2,558	33%

We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. For the three months ended June 30, 2024, R&D expenses were relatively flat compared to the same period in 2023. During the six months ended June 30, 2024, we invested in strategic R&D initiatives to support future launches, including Niagen+, leading to a $0.9 million increase in R&D expenses. Our R&D expenses fluctuate based on the timing of projects, clinical trials and headcount. We anticipate increasing our investment in R&D projects, including clinical trials, throughout 2024 compared to 2023.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change

General and administrative	$5,664	$7,298	(22)%	$11,016	$13,717	(20)%
Total general and administrative expense decreased by $1.6 million and $2.7 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The reduction in expense for the three months ended June 30, 2024 was primarily attributable to lower executive and other administrative headcount expenses of $0.4 million, a reduction in provisions for credit losses of $0.4 million, lower severance and restructuring expense of $0.5 million and lower royalties and commissions expense of $0.3 million. The reduction in expense for the six months ended June 30, 2024 was primarily attributable to lower executive and other administrative headcount expenses of $0.5 million, a reduction in provisions for credit losses of $0.7 million, lower severance and restructuring expense of $0.6 million, lower royalties and commissions expense of $0.5 million and lower share-based compensation expense of $0.4 million.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2024 and June 30, 2023, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and six months ended June 30, 2024 and 2023. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
During the first quarter of 2024, the Company was notified that it was selected for examination by the Internal Revenue Service (IRS) for its federal income tax return for the fiscal year 2021 period. The Company is not currently under examination by any other major income tax jurisdiction.
Depreciation and Amortization
Depreciation expense was approximately $348,000 and $460,000 for the six months ended June 30, 2024 and 2023, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $75,000 and $80,000 for the six months ended June 30, 2024 and 2023, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the six months ended June 30, 2024 was approximately $337,000 compared to $344,000 for the six months ended June 30, 2023.

Liquidity and Capital Resources
From inception through June 30, 2024, we have incurred aggregate losses of approximately $191.0 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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
As of June 30, 2024, we had cash and cash equivalents of $27.9 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of June 30, 2024 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of June 30, 2024, we had purchase obligations of $9.0 million related to inventory purchase commitments and future minimum lease obligations of $3.4 million to be paid over approximately six months and five years, respectively.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $31,000 for the six months ended June 30, 2024 compared to $6.1 million for the six months ended June 30, 2023. The approximately $6.0 million reduction in cash provided by operating activities was largely driven by a relatively greater increase in trade receivables of $4.2 million and a greater reduction in accounts payable of $2.5 million.
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was $53,000 and $96,000 for the six months ended June 30, 2024 and 2023, respectively.
Net cash provided by (used in) financing activities: Financing cash flows primarily consists of the repayment of short-term and long-term debt and proceeds from the exercise of stock options. For the six months ended June 30, 2024, cash provided by financing activities was $0.6 million, compared to a use of cash of $11,000 for the same period in 2023. This increase of $0.6 million was driven by proceeds from the exercise of stock options in the first half of 2024, whereas no such exercises occurred in the same period of 2023.

Critical Account Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2023 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.
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
•The success of our consumer product and ingredient business is linked to the size and growth rate of the wellness industry market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.
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
Risks Related to our Products:
•We rely on a single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.
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

Risks Related to Regulatory Approval of our Products and Other Government Regulations:
•Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could affect our ability to comply and the demand for our products and services.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net loss of approximately $0.5 million for the six months ended June 30, 2024. We incurred net losses of approximately $4.9 million and $16.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of June 30, 2024, our accumulated deficit was approximately $191.0 million. We have not achieved profitability on an annual basis. Our net losses and history of negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of June 30, 2024, our cash and cash equivalents totaled approximately $27.9 million, of which $27.7 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
A.S. Watson Group, a related party, accounted for approximately 14.9% of our sales during the six months ended June 30, 2024. Any interruption in our relationship or decline in our business with this customer or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
•our ability to develop new sales and distribution channels for our new products;
•our ability to successfully develop relationships with clinics and other third-party providers of our pharmaceutical-grade products;
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
The success of our consumer product and ingredient business is linked to the size and growth rate of the wellness industry market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.
An adverse change in the size or growth rate of the wellness industry market, particularly the dietary supplement market, could have a material adverse effect on our business. The success of our new product line Niagen+ is dependent on the continued growth of the intravenous hydration therapy and spa markets and our ability to reach those markets. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.
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
•the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining regulatory approvals and developing new distribution channels; and
•unanticipated general and administrative expenses.

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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions, including inflationary pressures, may impair the value of our assets and increase our costs. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, we may not be successful in developing our consumer product business for sales of Tru Niagen® products or sales of our Niagen® IV product, and our sales may decrease despite us incurring increased costs related to marketing such products.
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
Our business depends greatly on the expertise and contributions of several key individuals. Additionally, we rely on other critical team members, including professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals' services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

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

Risks Related to Our Products
We rely on a single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products. Any failure by or loss of a third-party supplier could result in delays and increased costs, which may adversely affect our business.
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, including NR, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including supply shortages, supplier production disruptions, quantity issuers, or disruption to our suppliers, could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Additionally, our suppliers may fail inspection or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of NR. Our supply of NR is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NR, or that such terms will be favorable to us.

Failure by outsourcing facilities that produce pharmaceutical-grade Niagen® to adequately perform their obligations could harm our business.

We will rely on contract manufacturers to manufacture pharmaceutical-grade Niagen® and 503B outsourcing facilities to compound and distribute pharmaceutical-grade Niagen® into intravenous, injectable and intravenous-push forms and then distribute the same. We do not control or direct the compounding process used by these outsourcing facilities. We will rely on those manufacturers and outsourcing facilities for compliance with the applicable regulatory requirements. We will have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable international regulatory authority does not approve these facilities for the manufacturing or compounding of these ingredients and products, respectively, or if it withdraws any such approval in the future, we may need to identify alternative manufacturing and compounding facilities, which would significantly impact our ability to meet consumer demand. In addition, our inability to identify or enter into satisfactory arrangements with any such alternative manufacturing and compounding facilities may result in a material adverse effect on our business, financial condition and results of operations. Further, our reliance on third-party manufacturers entails risks, including:

•inability to meet certain product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•third-party manufacturers may not be able to execute necessary manufacturing procedures and other logistical support requirements appropriately;
•third-party manufacturers may fail to comply with current good manufacturing practice (“cGMP”) requirements and other requirements by the FDA or other comparable regulatory authorities;
•inability for us to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•breach, termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us the clinics with which we partner;
•third-party manufacturers may not devote sufficient resources to our products;
•we may not own, or may have to share, the intellectual property rights to any improvements made by third-party manufacturers in the manufacturing process;
•operations of third-party manufacturers or our suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•logistics carrier disruptions or increased costs that are beyond our control.

Any adverse developments affecting manufacturing operations may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of these products, which could prevent their delivery to clinics or other third parties administering or distributing pharmaceutical-grade Niagen®. We may also have to write off inventory, incur other charges and expenses to replace ingredients or dietary supplements that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

Any of these events could impact our ability to successfully commercialize any future products. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, total or partial suspension of production, or issuance of a Form 483 or Warning Letter.
Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.
We believe the dietary supplement and intravenous therapies market are highly dependent upon consumer perception regarding the safety, efficacy and quality of dietary supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, social media and other publicity regarding the consumption of dietary supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the dietary supplement market or any product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows.
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
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products include ingredients classified as dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers and outsourcing facilities. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have, and may in the future, be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim or class action litigation against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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
•we may not be able to partner with clinics willing to distribute our products;
•prescriptions for our pharmaceutical-grade products, which require a prescription, may not be available;
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
Risks Related to Regulatory Approval of Our Products and Other Government Regulations
Changes in government regulation or in practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could affect our ability to comply and the demand for our products and services.
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adverse impact our ability to comply with the new regulations. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture, and the California State Board of Pharmacy. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution of products, and promoting and advertising products. If we fail to comply with any of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales. We will rely on outsourcing facilities for compounding our pharmaceutical-grade Niagen® ingredient. The bulk drug substances must appear on the FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B which are those bulk drug substances for which the FDA has determined there is a clinical need. Provided certain conditions are met, the FDA will exercise enforcement discretion concerning use of “interim” Category 1 substances pending evaluation of the substances for inclusion on the FDA’s final list of bulk drug substances for which there is a clinical need. If the substances used in manufacturing and compounding our products are removed from this interim list or if the FDA determines not to place NRC on the final list of bulk drug substances for which there is a clinical need, it may subject us and our third-party partners to additional regulatory scrutiny.
We are in the pre-investigational new drug (IND) phase with respect to the potential for Niagen® to be used as a treatment for Ataxia telangiectasia (AT), a rare disease with less than 200,000 cases diagnosed in the U.S. per year, and have obtained Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) designation from the FDA. There is no guarantee that our IND application will be successful, or that we will be able to successfully complete clinical trials or a new drug application for FDA approval for the use of Niagen® as a treatment for AT. We are also subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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
As of June 30, 2024, we had outstanding options for an aggregate of approximately 12.9 million shares of common stock at a weighted average exercise price of $3.08 per share and unvested restricted stock units of approximately 0.8 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three and six months ended June 30, 2024. Our participation in the joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	000-53290	3.1	4/12/2016
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
10.1	Letter Agreement and Consulting Agreement, dated as of June 25, 2024, by and between the Company and Brianna Gerber	8-K	001-37752	10.1	6/25/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: August 7, 2024	/s/ JAMES LEE
James Lee
Interim Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)