Form 10-Q
period 2024-09-30
ChromaDex Corp.
filed 2024-10-31
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 29, 2024 there were 76,383,267 shares of the registrant’s common stock issued and outstanding.

ChromaDex Corporation
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2024

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$32,398	$27,325
Trade receivables, net of allowances of $90 and $68, respectively; Including receivables from Related Party of $2.0 million and $2.8 million, respectively	7,096	5,234
Inventories	10,544	14,525
Prepaid expenses and other assets	2,096	2,450
Total current assets	52,134	49,534

Leasehold improvements and equipment, net	1,718	2,137
Intangible assets, net	397	510
Right-of-use assets, net	1,899	2,400
Other long-term assets	374	383
Total assets	$56,522	$54,964
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,903	$10,232
Accrued expenses	9,592	9,493
Current maturities of operating lease obligations	1,008	691
Current maturities of finance lease obligations	12	11
Customer deposits	184	195
Total current liabilities	17,699	20,622
Deferred revenue	2,579	3,311
Operating lease obligations, less current maturities	1,873	2,563
Finance lease obligations, less current maturities	2	12
Total liabilities	22,153	26,508

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 76,027 shares and 74,981 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	76	75
Additional paid-in capital	223,389	218,845
Accumulated deficit	(189,089)	(190,460)
Cumulative translation adjustments	(7)	(4)
Total stockholders' equity	34,369	28,456
Total liabilities and stockholders' equity	$56,522	$54,964
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales, net	$25,580	$19,495	$70,472	$62,374
Cost of sales	9,340	7,526	27,083	24,531
Gross profit	16,240	11,969	43,389	37,843

Operating expenses:
Sales and marketing	7,044	6,035	20,753	19,918
Research and development	1,290	1,241	4,701	3,799
General and administrative	6,304	5,840	17,320	19,557
Total operating expenses	14,638	13,116	42,774	43,274
Operating income (loss)	1,602	(1,147)	615	(5,431)

Nonoperating income:
Interest income, net	276	188	756	379
Net income (loss)	$1,878	$(959)	$1,371	$(5,052)

Net income (loss) per share attributable to ChromaDex Corporation:
Basic	$0.02	$(0.01)	$0.02	$(0.07)
Diluted	$0.02	$(0.01)	$0.02	$(0.07)

Weighted average common shares outstanding:
Basic	75,972	75,050	75,588	74,938
Diluted	77,768	75,050	76,804	74,938
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718
Issuance of common stock resulting from the exercise of stock options	511	1	1,042	—	—	1,043
Issuance of restricted stock	43	—	—	—	—	—
Share-based compensation	—	—	735	—	—	735
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	1,878	—	1,878
Balance, September 30, 2024	76,027	$76	$223,389	$(189,089)	$(7)	$34,369

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2023	74,856	$75	$216,691	$(189,615)	$(1)	$27,150
Issuance of restricted stock	54	—	—	—	—	—
Share-based compensation	—	—	1,117	—	—	1,117
Translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(959)	—	(959)
Balance, September 30, 2023	74,910	$75	$217,808	$(190,574)	$(1)	$27,308

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Exercise of stock options	768	1	1,640	—	—	1,641
Issuance of restricted stock	253	—	—	—	—	—
Share-based compensation	25	—	2,904	—	—	2,904
Translation adjustment	—	—	—	—	(3)	(3)
Net income	—	—	—	1,371	—	1,371
Balance, September 30, 2024	76,027	$76	$223,389	$(189,089)	$(7)	$34,369

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	343	1	—	—	—	1
Share-based compensation	—	—	3,714	—	—	3,714
Translation adjustment	—	—	—	—	2	2
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Net loss	—	—	—	(5,052)	—	(5,052)
Balance, September 30, 2023	74,910	$75	$217,808	$(190,574)	$(1)	$27,308

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

ChromaDex Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$1,371	$(5,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	512	693
Amortization of intangibles	113	119
Amortization of right of use assets	501	520
Share-based compensation expense	2,904	3,714
Gain on disposal of leasehold improvements and equipment	(19)	(5)
Allowance for credit losses	59	945
Non-cash financing costs	62	60
Changes in operating assets and liabilities:
Trade receivables	(1,921)	1,907
Inventories	3,981	2,053
Implementation costs for cloud computing arrangement	—	(60)
Prepaid expenses and other assets	312	767
Accounts payable	(3,329)	(481)
Accrued expenses	99	1,856
Deferred revenue	(732)	(149)
Customer deposits and other	(14)	35
Operating lease liabilities	(373)	(454)
Net cash provided by operating activities	3,526	6,468

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(94)	(127)
Proceeds from the sale of leasehold improvements and equipment, net	20	5
Net cash used in investing activities	(74)	(122)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,641	—
Payment of debt issuance costs	(11)	—
Principal payments on finance leases	(9)	(14)
Net cash provided by (used in) financing activities	1,621	(14)

Net increase in cash and cash equivalents	5,073	6,332
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	27,325	20,441
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$32,398	$26,773

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$358	$508

Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$—	$29
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Europa B.V. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex” or the “Company”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.

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
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of 2024 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the nine months ended September 30, 2024, the Company had net income of $1.4 million and the Company’s operating activities provided cash of $3.5 million. As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $32.2 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 4. Income (Loss) Per Share Applicable to Common Stockholders
The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,878	$(959)	$1,371	$(5,052)

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	75,972	75,050	75,588	74,938
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	1,796	—	1,216	—
Adjusted weighted average common shares outstanding for diluted earnings per share	77,768	75,050	76,804	74,938

Earnings (Loss) Per Share:
Basic net income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.07)
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.07)

(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three and nine months ended September 30, 2024 and 167,000 and 177,000 nonvested shares of restricted stock for the three and nine months ended September 30, 2023, respectively, which are participating securities that feature voting and dividend rights.
(2) Options and restricted stock outstanding, which are anti-dilutive and therefore not factored into the weighted average common shares amount above, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock options	5,712	11,917	6,585	11,917
Restricted stock units	—	677	—	677

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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables set forth financial information by segment:

Three months ended September 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$18,123	$6,673	$784	$—	$25,580
Cost of sales	6,512	2,176	652	—	9,340
Gross profit	11,611	4,497	132	—	16,240
Operating expenses:
Sales and marketing	6,918	6	120	—	7,044
Research and development	901	389	—	—	1,290
General and administrative	—	—	—	6,304	6,304
Operating expenses	7,819	395	120	6,304	14,638

Operating income (loss)	$3,792	$4,102	$12	$(6,304)	$1,602

Three months ended September 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,400	$1,424	$671	$—	$19,495
Cost of sales	6,024	739	763	—	7,526
Gross profit (loss)	11,376	685	(92)	—	11,969
Operating expenses:
Sales and marketing	5,934	—	101	—	6,035
Research and development	1,142	99	—	—	1,241
General and administrative	—	—	—	5,840	5,840
Operating expenses	7,076	99	101	5,840	13,116

Operating income (loss)	$4,300	$586	$(193)	$(5,840)	$(1,147)

Nine Months Ended September 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$54,121	$14,062	$2,289	$—	$70,472
Cost of sales	19,451	5,558	2,074	—	27,083
Gross profit	34,670	8,504	215	—	43,389
Operating expenses:
Sales and marketing	20,291	84	378	—	20,753
Research and development	3,731	970	—	—	4,701
General and administrative	—	—	—	17,320	17,320
Operating expenses	24,022	1,054	378	17,320	42,774

Operating income (loss)	$10,648	$7,450	$(163)	$(17,320)	$615

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$51,924	$8,252	$2,198	$—	$62,374
Cost of sales	18,387	3,852	2,292	—	24,531
Gross profit (loss)	33,537	4,400	(94)	—	37,843
Operating expenses:
Sales and marketing	19,599	37	282	—	19,918
Research and development	3,278	521	—	—	3,799
General and administrative	—	—	—	19,557	19,557
Operating expenses	22,877	558	282	19,557	43,274

Operating income (loss)	$10,660	$3,842	$(376)	$(19,557)	$(5,431)
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended September 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$18,123	$—	$—	$18,123
Food-grade Niagen®	—	5,760	—	5,760
Pharmaceutical-grade Niagen®	—	900	—	900
Subtotal Niagen® Related	18,123	6,660	—	24,783
Other Ingredients	—	13	—	13
Reference Standards	—	—	759	759
Consulting and Other	—	—	25	25
Subtotal Other Goods and Services	—	13	784	797
Total Net Sales	$18,123	$6,673	$784	$25,580

Three Months Ended September 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,400	$—	$—	$17,400
Food-grade Niagen®	—	1,424	—	1,424
Pharmaceutical-grade Niagen®	—	—	—	—
Subtotal Niagen® Related	17,400	1,424	—	18,824
Other Ingredients	—	—	—	—
Reference Standards	—	—	654	654
Consulting and Other	—	—	17	17
Subtotal Other Goods and Services	—	—	671	671
Total Net Sales	$17,400	$1,424	$671	$19,495

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$54,121	$—	$—	$54,121
Food-grade Niagen®	—	12,992	—	12,992
Pharmaceutical-grade Niagen®	—	900		900
Subtotal Niagen® Related	54,121	13,892	—	68,013
Other Ingredients	—	170	—	170
Reference Standards	—	—	2,195	2,195
Consulting and Other	—	—	94	94
Subtotal Other Goods and Services	—	170	2,289	2,459
Total Net Sales	$54,121	$14,062	$2,289	$70,472

Nine Months Ended September 30, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$51,924	$—	$—	$51,924
Food-grade Niagen®	—	7,822	—	7,822
Pharmaceutical-grade Niagen®	—	—	—	—
Subtotal Niagen® Related	51,924	7,822	—	59,746
Other Ingredients	—	430	—	430
Reference Standards	—	—	2,122	2,122
Consulting and Other	—	—	76	76
Subtotal Other Goods and Services	—	430	2,198	2,628
Total Net Sales	$51,924	$8,252	$2,198	$62,374

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2024	2023	2024	2023
A.S. Watson Group - Related Party (1)	*	16.0%	12.4%	15.7%
Life Extension	16.8%	*	13.3%	*
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At September 30, 2024	At December 31, 2023
A.S. Watson Group - Related Party (1)	28.6%	52.7%
Amazon Marketplaces	*	12.2%
Life Extension	33.3%	16.1%
Wells Pharma of Houston	12.7%	*
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.

As of September 30, 2024, concentration of the Company's outstanding trade receivables is significant, with approximately 74.6% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party through common ownership by an enterprise that beneficially owned more than 10% of the common stock of the Company. On August 20, 2024, the common owner of A.S. Watson Group sold its ownership of the Company’s common stock and is no longer considered a related party of the Company as of that date. The sale of consumer products and corresponding trade receivables to related parties during the periods indicated are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Sales	2024		2023		2024		2023
A.S. Watson Group - Related Party	$2.0	million	$3.1	million	$8.7	million	$9.8	million

Trade Receivable as of	September 30, 2024		December 31, 2023
A.S. Watson Group - Related Party	$2.0	million	$2.8	million

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of September 30, 2024 and December 31, 2023 are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Consumer Products - Finished Goods	$4,765	$5,962
Consumer Products - Work in Process	2,762	3,537
Bulk ingredients	2,498	4,478
Reference standards	519	548
Total Inventory	$10,544	$14,525

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
Operating Leases
As of September 30, 2024 and December 31, 2023, the Company had ROU assets of $1.9 million and $2.4 million, respectively, and corresponding operating lease liabilities of $2.9 million and $3.3 million, respectively. For the three and nine months ended September 30, 2024 and 2023, the components of operating lease expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating leases
Operating lease expense	$218	$231	$668	$692
Variable lease expense (1)	104	79	309	191
Operating lease expense	322	310	977	883
Short-term lease rent expense	4	4	12	12
Total expense	$326	$314	$989	$895
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At September 30, 2024
Weighted-average remaining lease term (years), operating leases	3.0
Weighted-average discount rate, operating leases	6.6%

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases as of September 30, 2024 are as follows:

Year	(In thousands)
2024 (Remainder)	$218
2025	1,135
2026	901
2027	491
2028	358
2029	30
Total	3,133
Less present value discount	(252)
Present value of total operating lease liabilities	2,881
Less current portion	(1,008)
Long-term obligations under operating leases	$1,873

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2024, there were approximately 4.6 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2024:

Weighted Average:	Nine Months Ended September 30, 2024
Expected term	6.4 years
Expected volatility	74.3%
Risk-free rate	4.3%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2024:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4
Options Granted	3,228	1.68
Options Exercised	(768)	2.13		368	*
Options Forfeited	(2,332)	3.75
Outstanding at September 30, 2024	10,709	$3.12	6.7	$6,176	*

Exercisable at September 30, 2024	6,914	$3.81	5.0	$1,411	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.65, which is the closing price of the Company’s stock on the last trading day for the period ended September 30, 2024.

Performance Based Stock Options
The Company has also granted stock option awards that are performance based and vest based on the achievement of certain criteria established from time to time by the Compensation Committee. If these performance criteria are not met, the compensation expenses are not recognized and the expenses that have been recognized will be reversed.
The following table summarizes performance based stock options activity during the nine months ended September 30, 2024:

Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	41	$4.34	0.1	$—
Options Granted	—	—
Options Exercised	—	—		$—
Options Forfeited	(41)	4.34
Outstanding at September 30, 2024	—	$—	—	$—

Exercisable at September 30, 2024	—	$—	—	$—

There were no activities related to market-based stock options or restricted stock awards during the nine months ended September 30, 2024.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
The following table summarizes activity of RSUs during the nine months ended September 30, 2024:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2023	589	$2.08
Granted	479	1.52
Vested	(252)	2.32
Forfeited	(132)	1.73
Unvested shares at September 30, 2024	684	$1.66

Expected to vest at September 30, 2024	684	$1.66
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Share-based compensation expense
Cost of sales	$73	$87	$245	$253
Sales and marketing	128	180	568	879
Research and development	144	247	580	746
General and administrative (1)	390	603	1,511	1,836
Total	$735	$1,117	$2,904	$3,714
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

In future periods, the Company expects to recognize approximately $3.8 million and $0.9 million in share-based compensation expense for unvested options and unvested RSUs, respectively, that were outstanding as of September 30, 2024. Future share-based compensation expense will be recognized over 1.9 weighted average years for both unvested options and RSUs.

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

On August 13, 2024, the court granted ChromaDex’s motion for entry of final judgment and entered judgment in accordance with the terms of the parties’ settlement agreement. Pursuant to the judgment, Elysium must pay to ChromaDex the sum of $2,500,000. The judgment resolves any outstanding issues that existed as of February 3, 2022, with respect to the claims and counterclaims that were tried to the jury in the California Action. On September 11, 2024, Elysium and Mark Morris filed a notice of appeal. On September 25, 2024, ChromaDex filed a notice of conditional cross-appeal. On October 1, 2024, the Court of Appeals for the Ninth Circuit issued an order setting a schedule for briefing concerning the appeal and conditional cross-appeal. Pursuant to the court’s scheduling order, Elysium and Mark Morris must file their opening brief no later than December 4, 2024; ChromaDex must file its opening and response brief no later than January 3, 2025; Elysium and Mark Morris must file their response and reply brief no later than February 3, 2025; and ChromaDex must file any reply brief no later than February 24, 2025.

On September 3, 2024, ChromaDex filed with the district court a motion for attorney’s fees, costs, and interest pursuant to the settlement agreement and the judgment. On September 19, 2024, Defendants filed their opposition to ChromaDex’s motion for attorney’s fees, costs, and interest. ChromaDex filed a reply brief in support of the motion on September 26, 2024. On October 8, 2024, the court issued an order granting ChromaDex’s request for interest and denying ChromaDex’s request for attorney’s fees and costs. Pursuant to the court’s October 8, 2024 order, ChromaDex is entitled to pre-judgment interest in the amount of $21,768.82 and post-judgment interest accruing at the rate of 4.46 percent per annum until the $2,500,000 judgment is paid. ChromaDex’s deadline to appeal the court’s order denying its request for attorney’s fees and costs is November 7, 2024.

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

On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. ChromaDex filed a notice of appeal on November 2, 2021. ChromaDex’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. ChromaDex’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, ChromaDex filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, ChromaDex filed objections to Elysium’s bill of costs. On July 21, 2023, ChromaDex filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, ChromaDex filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, ChromaDex filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. On May 23, 2024, Elysium filed its opening brief. On June 6, 2024, ChromaDex filed its response brief. On June 13, 2024, Elysium filed its reply brief. On August 20, 2024, the Court issued a ruling on the parties’ disputes regarding the amount of fees and costs and instructed the parties to meet and confer about the next steps in light of the ruling. On October 1, 2024, the parties submitted a joint motion for entry of judgment. On October 28, 2024, the court issued its final judgement resolving the amount of fees and costs granting $9.2 million, plus judgment interest on this amount calculated at a rate of 5.02% compounded annually on any unpaid balance for the period from March 25, 2024, until ChromaDex pays the total sum owed. In connection with the Court's current ruling and the Company’s intention to appeal this decision, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of ChromaDex’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.1 million.

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

During the third quarter of 2024, the Company entered into a Tenth Amendment (Tenth Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), effective as of January 1, 2025 and originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). Pursuant to the Tenth Amendment, the Company committed to purchase approximately $4.8 million of total inventory between January 1, 2025 and March 31, 2025. In addition, the Company has remaining purchase commitments from the Ninth Amendment totaling $5.2 million to be purchased during the three months ended December 31, 2024. The Grace Manufacturing Agreement will expire on March 31, 2025, subject to further renewal of the Agreement to be negotiated by the parties. If we are unable to extend the agreement on satisfactory terms, it could have a material adverse impact to our financial results and strategic position in the market. See Item 1A. Risk Factors, “We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.” for more information.
Future minimum payments under inventory purchase obligations as of September 30, 2024 are as follows:

(In thousands)
Year	Amount
2024 Remaining	$5,215
2025	4,750
$9,965

Table of Contents	ChromaDex Corporation and Subsidiaries
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

During the years ended December 31, 2023 and December 31, 2022, the Company collected $0.9 million and $0.6 million, respectively, related to the ERTC. On September 14, 2023, the Internal Revenue Services (IRS) announced a moratorium in processing new claims for the employee retention credit, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. To date, the Company has not received communications from the IRS regarding the Company’s existing claims. Nevertheless, the Company is diligently monitoring the situation to ensure continued compliance. As of September 30, 2024, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

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
Prior to being able to commercialize the Products in the Territory, the JV will have to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company would make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration was not obtained within 24 months of the Closing (which could have been extended by an additional 12 months upon mutual consent of the parties), the JV could repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest would only vest if Blue Hat Registration is achieved, at which time the minority interest would be recorded.
On September 27, 2024, the Company sent a notification of non-extension to Taikuk providing that the Registration Period expired on October 1, 2024 and that the Company did not elect to extend the Registration Period. As a result, Blue Hat Registration under the JV is no longer possible, and no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been or will be recognized.

Table of Contents	ChromaDex Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 13. Income Taxes

During the first quarter of 2024, the Company was notified that it was selected for examination by the IRS for its federal income tax return for the fiscal year 2021 period. The examination was completed in the third quarter of 2024, with no changes recommended. As of the date of this report, the Company is not under examination by any major income tax jurisdiction.

Note 14. Deferred Revenue - NHSc

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

Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms to be delivered for the duration of the contract term including renewal options as estimated by the Company. Revenue recognized from deferred revenue due to updated estimates of the total forecasted deliverables over the contract term for the three and nine months ended September 30, 2024 and 2023 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized from deferred revenue	$732	$—	$732	$149

The corresponding deferred revenue balance as of September 30, 2024 and December 31, 2023 is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Deferred revenue balance	$2,579	$3,311

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
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “ChromaDex” and similar expressions refer to ChromaDex Corporation, and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024 (Annual Report).
Company Overview
We are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased with administration of NAD+ precursors, calorie restriction and moderate exercise. We are at the forefront of exploring effective methods to increase NAD+ levels and support healthy aging.
In 2013, we commercialized food-grade Niagen®, a proprietary form of NRC, a novel form of vitamin B3, as both a dietary and food ingredient. In 2024, we launched Niagen+, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. We supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities to compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen®. These pharmaceutical-grade Niagen® products are available exclusively at clinics with a prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and generally recognized as safe as a food ingredient. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
NRC remains one of the most well-studied and efficient NAD+ precursors on the market. Data from numerous preclinical studies and human clinical trials show that orally administered food-grade NRC is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Food-grade Niagen® has twice been successfully reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Food-grade Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of oral, food-grade Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Food-grade Niagen®, pharmaceutical-grade Niagen® and other NAD+ precursors are protected by patents to which we are the owner or have exclusive rights.

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

Recent Developments
During the third quarter of 2024, we entered into a Tenth Amendment (Tenth Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), effective as of January 1, 2025 and originally effective in January 2016 with W.R. Grace & Co. –Conn. (Grace). In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to find alternatives for supply (Grace Patents). Pursuant to the Tenth Amendment, we committed to purchase approximately $4.8 million of total inventory between January 1, 2025 and March 31, 2025. In addition, we have remaining purchase commitments from the Ninth Amendment totaling $5.2 million to be purchased during the three months ended December 31, 2024. The Grace Manufacturing Agreement will expire on March 31, 2025, subject to further renewal of the Agreement to be negotiated by the parties. If we are unable to extend the agreement on satisfactory terms, it could have a material adverse impact to our financial results and strategic position in the market. See Item 1A. Risk Factors, “We rely on single supplier, W.R. Grace, for NR and a limited number of third-party suppliers for the raw materials required to produce our products.” for more information.

As previously disclosed, on October 8, 2024, Marcum LLP (Marcum) notified the Company that it is resigning, effective October 31, 2024, as the independent registered public accounting firm for the Company due to independence concerns relating to Marcum’s impending merger with CBIZ Inc., which provides human resources consulting and health insurance brokerage services to the Company. Marcum is not required to obtain, and did not seek, the Company’s consent to its decision to resign as the Company’s independent registered public accounting firm.

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
As of September 30, 2024, our cash and cash equivalents totaled approximately $32.4 million, of which $32.2 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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

Our consolidated net sales, net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023

Net sales	$25,580	$19,495	$70,472	$62,374
Net income (loss)	1,878	(959)	1,371	(5,052)

Earnings (Loss) Per Share:
Basic net income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.07)
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.07)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Net sales:
Consumer Products	$18,123	$17,400	4%	$54,121	$51,924	4%
Ingredients	6,673	1,424	369%	14,062	8,252	70%
Analytical reference standards and services	784	671	17%	2,289	2,198	4%
Total net sales	$25,580	$19,495	31%	$70,472	$62,374	13%

Total net sales increased by approximately $6.1 million and $8.1 million for the three and nine months ended September 30, 2024, compared to the same periods in 2023, respectively. Changes in net sales were driven by the following:
•Tru Niagen® sales increased by approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. For both periods, the growth was primarily driven by higher sales through our e-commerce business. In the three months ended September 30, 2024, e-commerce sales grew by $2.1 million, which was partially offset by lower sales to A.S. Watson, a former related party, and other distributors. Similarly, for the nine months ended September 30, 2024, e-commerce sales contributed $2.8 million to the overall increase, along with $0.5 million in higher sales from other distributor partners, while lower sales to A.S. Watson partially offset these gains.
•Total ingredient sales were the largest contributors to our overall net sales growth, increasing by approximately $5.2 million and $5.8 million for the three and nine months ended September 30, 2024, compared to the same periods in 2023. For both periods, this growth was primarily driven by increased sales to key food-grade Niagen® partners and the launch of pharmaceutical-grade Niagen®. For the nine months ended September 30, 2024, these higher sales were partially offset by $0.3 million decline in sales of other ingredients. Additionally, we recognized $0.7 million in revenue from deferred revenue during the three and nine months ended September 30, 2024 due to an updated estimate of the total forecasted deliverables over the contract term. For further discussion of the deferred revenue recognition, see Note 14, Deferred Revenue - NHSc in the Notes to the Unaudited Condensed Consolidated Financial Statements.
•Our analytical reference standards and services segment constituted the smallest proportion of total sales, growing $0.1 million for each of the three and nine months ended September 30, 2024 compared to the corresponding periods in 2023.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cost of sales:
Consumer Products	$6,512	$6,024	36%	35%	$19,451	$18,387	36%	35%
Ingredients	2,176	739	33	52	5,558	3,852	40	47
Analytical reference standards and services	652	763	83	114	2,074	2,292	91	104
Total cost of sales	$9,340	$7,526	37%	39%	$27,083	$24,531	38%	39%
Total cost of sales, as a percentage of net sales, improved a modest 200 basis points and 100 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the three and nine months ended September 30, 2024, our consumer products segment maintained relatively stable cost of sales, as a percentage of net sales, increasing a slight 100 basis points compared to the same periods in 2023.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the ingredients segment, cost of sales, as a percentage of net sales, improved 1,900 basis points and 700 basis points for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For both periods, the improvement is driven by improved labor and overhead utilization rates as sales increased, shifts in product mix with the launch of our pharmaceutical-grade Niagen® and the recognition of deferred revenue which has no corresponding cost of sales.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the analytical reference standards and services segment, which experienced relatively stable sales and slightly lower costs of sales for the three and nine months ended September 30, 2024, compared to the same period in 2023, there was an improvement of 3,100 basis points and 1,300 basis points, respectively, in cost of sales as a percentage of net sales. During 2024, we restructured supply chain overhead costs related to reference standards which resulted in modest cost improvements.
Gross Profit (Loss)
Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. The following table sets forth our total gross profit (loss) by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Gross profit (loss):
Consumer Products	$11,611	$11,376	2%	$34,670	$33,537	3%
Ingredients	4,497	685	556	8,504	4,400	93
Analytical reference standards and services	132	(92)	243	215	(94)	329
Total gross profit	$16,240	$11,969	36%	$43,389	$37,843	15%
For details supporting the changes in gross profit (loss), refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Sales and marketing expenses:
Consumer Products	$6,918	$5,934	38%	34%	$20,291	$19,599	37%	38%
Ingredients	6	—	—	—	84	37	1	—
Analytical reference standards and services	120	101	15	15	378	282	17	13
Total sales and marketing expenses	$7,044	$6,035	28%	31%	$20,753	$19,918	29%	32%
•For our consumer products segment, sales and marketing expense, as a percentage of net sales, increased 400 basis points during the three months ended September 30, 2024 and decreased a modest 100 basis points for the nine months ended September 30, 2024 compared to the same periods in 2023. The increase in the three months ended September 30, 2024 is primarily due to our increased efforts in testing new marketing strategies with less direct return than in prior periods, as well as lower sales with A.S. Watson, a former related party whose sales do not affect our sales and marketing expenses. The modest improvement during the nine months ended September 30, 2024 is attributable to shifts in marketing strategies in each period, including a larger brand-building event in the prior year, which was not repeated in the current year. On a full year basis for 2024, we expect our sales and marketing spend to increase with similar efficiencies compared to 2023.
•Sales and marketing expense for our ingredients segment remained minimal throughout the three and nine months ended September 30, 2024 and 2023.
•For our analytical reference standards and services segment, sales and marketing expense, as a percentage of net sales, remained stable for the three months ended September 30, 2024 and increased 400 basis points for the nine months ended September 30, 2024 compared to the same periods in 2023. The change during the nine months ended September 30, 2024 was driven by increases in employee related expenses.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
R&D expenses:
Consumer Products	$901	$1,142	(21)%	$3,731	$3,278	14%
Ingredients	389	99	293	970	521	86
Total R&D expenses	$1,290	$1,241	4%	$4,701	$3,799	24%

We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. For the three months ended September 30, 2024, R&D expenses were relatively flat compared to the same period in 2023. During the nine months ended September 30, 2024, we invested in strategic R&D initiatives to support future launches, including Niagen+, leading to a $0.9 million increase in R&D expenses. Our R&D expenses fluctuate based on the timing of projects, clinical trials and headcount. We anticipate increasing our investment in R&D projects, including clinical trials, throughout 2024 compared to 2023.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change

General and administrative	$6,304	$5,840	8%	$17,320	$19,557	(11)%
Total general and administrative expense increased by $0.5 million during the three months ended September 30, 2024 and decreased by $2.2 million during the nine months ended September 30, 2024, compared to the corresponding periods in 2023. The increase in expense for the three months ended September 30, 2024 was primarily attributable to higher legal expenses of $0.5 million to help support our Niagen+ launch and litigation matters to protect our patents. The reduction in expense for the three months ended September 30, 2024 was primarily attributable to lower severance and restructuring expense and related bonuses of $0.7 million, lower royalties and commissions expense of $0.7 million and a reduction in provisions for credit losses of $0.8 million.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2024 and September 30, 2023, we maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of approximately 0% for the three and nine months ended September 30, 2024 and 2023. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
During the first quarter of 2024, the Company was notified that it was selected for examination by the IRS for its federal income tax return for the fiscal year 2021 period. The examination was completed in the third quarter of 2024, with no changes recommended. As of the date of this report, the Company is not under examination by any major income tax jurisdiction.
Depreciation and Amortization
Depreciation expense was approximately $512,000 and $693,000 for the nine months ended September 30, 2024 and 2023, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $113,000 and $119,000 for the nine months ended September 30, 2024 and 2023, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Amortization expense of right of use assets for the nine months ended September 30, 2024 was approximately $501,000 compared to $520,000 for the nine months ended September 30, 2023.

Liquidity and Capital Resources
From inception through September 30, 2024, we have incurred aggregate losses of approximately $189.1 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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
As of September 30, 2024, we had cash and cash equivalents of $32.4 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of September 30, 2024 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of September 30, 2024, we had purchase obligations of $5.2 million and $4.8 million related to inventory purchase commitments to be paid during the three months ended December 31, 2024 and March 31, 2025, respectively, as well as future minimum lease obligations of $3.1 million to be paid over approximately four years.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $3.5 million for the nine months ended September 30, 2024 compared to $6.5 million for the nine months ended September 30, 2023. The approximately $2.9 million reduction in cash provided by operating activities was largely driven by a relatively greater increase in trade receivables of $3.8 million, a greater reduction in accounts payable and accrued expenses of $2.8 million and $1.8 million, respectively, and lower provisions for credit losses of $0.9 million, offset by a $6.4 million improvement in net income (loss).
We expect our operating cash flows to fluctuate significantly in future periods as a result of fluctuations in our operating results, shipment timetables, trade receivable collections, inventory management and the timing of our payments, among other factors.
Cash used in investing activities: Investing cash flows consist primarily of capital expenditures and investment activities. Cash used in investing activities was $74,000 and $122,000 for the nine months ended September 30, 2024 and 2023, respectively.
Net cash provided by (used in) financing activities: Financing cash flows primarily consists of the repayment of short-term and long-term debt and proceeds from the exercise of stock options. For the nine months ended September 30, 2024, cash provided by financing activities was $1.6 million, compared to a use of cash of $14,000 for the same period in 2023. This increase of $1.6 million was driven by proceeds from the exercise of stock options whereas no such exercises occurred in the same period of 2023.

Critical Account Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2023 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.
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
•If we are unable to maintain or develop sales, marketing and distribution capabilities or maintain or develop arrangements with third parties to sell, market and distribute our products, our business may be harmed.
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
•We have a limited operating history in China and we face risks with respect to conducting business in China due to certain legal, political, economic and social uncertainties relating to China.
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
We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We have recorded a net income of approximately $1.4 million for the nine months ended September 30, 2024. We incurred net losses of approximately $4.9 million and $16.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of September 30, 2024, our accumulated deficit was approximately $189.1 million. We have not achieved consistent profitability on an annual basis. Our net losses and history of negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.

As of September 30, 2024, our cash and cash equivalents totaled approximately $32.4 million, of which $32.2 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.
Any interruption in our relationship or decline in our business with key customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:
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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions, including inflationary pressures, may impair the value of our assets and increase our costs. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, we may not be successful in developing our consumer product business for sales of Tru Niagen® products or sales of our pharmaceutical-grade Niagen® product, and our sales may decrease despite us incurring increased costs related to marketing or otherwise developing such products.
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

If we are unable to maintain or develop sales, marketing and distribution capabilities or maintain or develop arrangements with third parties to sell, market and distribute our products, our business may be harmed.
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

We rely on contract manufacturers to manufacture pharmaceutical-grade Niagen® and 503B outsourcing facilities to compound and distribute pharmaceutical-grade Niagen® into intravenous, injectable and intravenous-push forms and then distribute the same. We do not control or direct the compounding process used by these outsourcing facilities. We rely on those manufacturers and outsourcing facilities for compliance with the applicable regulatory requirements. We have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable international regulatory authority does not approve these facilities for the manufacturing or compounding of these ingredients and products, respectively, or if it withdraws any such approval in the future, we may need to identify alternative manufacturing and compounding facilities, which would significantly impact our ability to meet consumer demand. In addition, our inability to identify or enter into satisfactory arrangements with any such alternative manufacturing and compounding facilities may result in a material adverse effect on our business, financial condition and results of operations. Further, our reliance on third-party manufacturers entails risks, including:

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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture, and the California State Board of Pharmacy. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution of products, and promoting and advertising products. If we fail to comply with any of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales. We rely on outsourcing facilities for compounding our pharmaceutical-grade Niagen® ingredient. The bulk drug substances must appear on the FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B which are those bulk drug substances for which the FDA has determined there is a clinical need. If certain conditions are met, the FDA will exercise enforcement discretion concerning use of “interim” Category 1 substances pending evaluation of the substances for inclusion on the FDA’s final list of bulk drug substances for which there is a clinical need. If the substances used in manufacturing and compounding our products are removed from this interim list or if the FDA determines not to place NRC on the final list of bulk drug substances for which there is a clinical need, it may subject us and our third-party partners to additional regulatory scrutiny.
We are pursuing an investigational new drug (IND) application with the FDA with respect to the potential for Niagen® to be used as a treatment for Ataxia telangiectasia (AT), a rare disease with less than 200,000 cases diagnosed in the U.S. per year, and have obtained Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) designation from the FDA. There is no guarantee that our IND application will be successful, or that we will be able to successfully complete clinical trials or a new drug application for FDA approval for the use of Niagen® as a treatment for AT. We are also subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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
As of September 30, 2024, we had outstanding options for an aggregate of approximately 11.7 million shares of common stock at a weighted average exercise price of $3.22 per share and unvested restricted stock units of approximately 0.7 million shares. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have a limited operating history in China and we face risks with respect to conducting business in China due to certain legal, political, economic and social uncertainties relating to China.

During fiscal year 2022, we entered into an agreement to form a joint venture to expand the Company’s market strategy to include opportunities in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan. Operating activity under the joint venture was not material during the three and nine months ended September 30, 2024, and we are in the process of terminating the joint venture. While we intend to seek other partners and paths to expand our operations, there is no guarantee that we will be able to do so. Our ability to pursue successful expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our joint venture in China and our prospects generally.

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

Our operations, whether through a new joint venture or otherwise, will be subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to successfully launch our joint venture.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	000-53290	3.1	4/12/2016
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
10.1	Offer Letter, dated September 10, 2024, by and between Ozan Pamir and ChromaDex, Inc.	8-K	001-37752	10.1	9/20/2024
10.2	Tenth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2025, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHROMADEX CORPORATION

Date: October 31, 2024	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)