Form 10-K
period 2024-12-31
ChromaDex Corp.
filed 2025-03-04
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
•whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $142.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2024.
Number of shares of common stock of the registrant outstanding as of March 3, 2025: 77,750,447.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

CHROMADEX CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Form 10-K) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (Exchange Act) which are subject to the safe harbor created by those sections. We may, in some cases, use words such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, our relationships with major customers; our ability to maintain or develop our sales, marketing, and distribution capabilities; a decline in general economic conditions nationally and internationally; the market and size of the vitamin mineral and dietary supplement market and the intravenous market; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; our ability to develop pharmaceutical business; our reliance on a limited number of third-party party suppliers for certain raw materials; inability to raise capital to fund continuing operations or new product development; changes in government regulation or regulatory priorities of government officials; the ability to complete customer transactions and capital raising transactions, inflationary conditions and adverse economic conditions; our history of operating losses and need to obtain additional financing; the growth and profitability of our product sales; our ability to maintain and grow sales, marketing and distribution capabilities; changing consumer perceptions of our products; our reliance on a single or limited number of third-party suppliers; risks of conducting business in China; including unanticipated developments in and risks related to the Company’s ability to secure adequate quantities of pharmaceutical-grade Niagen in a timely manner; the Company’s ability to obtain appropriate contracts and arrangements with U.S. FDA-registered 503B outsourcing facilities required to compound and distribute pharmaceutical-grade Niagen to clinics; the Company’s ability to remain on the U.S. FDA Bulk Drug Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug, and Cosmetic Act Category 1 list; the Company’s ability to maintain and enforce the Company’s existing intellectual property and obtain new patents; whether the potential benefits of NRC can be further supported; further research and development and the results of clinical trials possibly being unsuccessful or insufficient to meet applicable regulatory standards or warrant continued development; the ability to enroll sufficient numbers of subjects in clinical trials; determinations made by the FDA and other governmental authorities, and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

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
In 2013, we commercialized food-grade Niagen®, a proprietary form of nicotinamide riboside chloride (NRC), a novel form of vitamin B3, as both a dietary and food ingredient. In 2024, we launched Niagen Plus, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. We supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities who are able to compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen®. These pharmaceutical-grade Niagen® products are available exclusively at clinics with a prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and generally recognized as safe as a food ingredient. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
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
Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate and Stanford Professor. Other distinguished members include Dr. Charles Brenner, Alfred E Mann Family Foundation Chair in the Department of Diabetes & Cancer Metabolism at City of Hope and one of the world’s recognized experts in NAD+ and discoverer of nicotinamide riboside as a NAD+ precursor; Dr. Rudy Tanzi, co-chair of the department of neurology at Harvard Medical School; Sir John Walker, Nobel Laureate and Emeritus Director of the MRC Mitochondrial Biology Unit in the University of Cambridge, England; Dr. Bruce German, Chairman of Food, Nutrition and Health at the University of California, Davis; Dr. Brunie Felding, Associate Professor in the Department of Molecular Medicine at Scripps Research Institute, California Campus; and Dr. Vilhelm (Will) Bohr, M.D., Ph.D., D.Sc., former Chief of the Laboratory of Molecular Genetics at the National Institute on Aging of the National Institutes of Health.
Business Model, Products and Services
Consumer Products Segment
Through our consumer products segment, we provide finished dietary supplement products that contain the Company's proprietary ingredients, commercialized as Tru Niagen®, directly to consumers and distributors and offer NAD+ test kits exclusively to healthcare practitioners. As one of the world leaders on NAD+ and the science of healthy aging, we continuously strive to evolve our Tru Niagen® products through ongoing exploration, discovery and the application of patented technologies. We believe that the Tru Niagen® brand is associated with scientific rigor and a dedication to enhancing consumer health by safely elevating NAD+ levels, thereby facilitating a healthier aging process. Our primary objective is to amplify global awareness of the Tru Niagen® brand through comprehensive marketing strategies, strategic partnerships and expanded market presence.

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
Ingredients Segment
Through our Ingredients segment, we develop and commercialize proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®. We supply these ingredients as raw materials to manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively. Manufacturers of consumer products incorporate our food-grade Niagen® into multi-ingredient products, and U.S. FDA-registered 503B outsourcing facilities use pharmaceutical-grade Niagen® who are able to compound and distribute intravenous (Niagen® IV) and injectable Niagen® products. These pharmaceutical-grade products are available exclusively at clinics with a valid prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and has been notified as Generally Recognized as Safe (GRAS) for use as a food ingredient. Pharmaceutical-grade Niagen® is authorized by the FDA for use in compounding by 503B outsourcing facilities.

Our mission is to identify, acquire, and commercialize innovative proprietary ingredients and technologies to drive growth and deliver value. With an experienced team, we have the expertise to guide innovative ingredients and technologies from early-stage development through commercialization. This includes ensuring compliance with regulatory approvals, safety standards, toxicology assessments, and clinical trial requirements. Additionally, we provide comprehensive supply chain management and manufacturing support, enabling us to either directly sell our ingredient products or license them to third parties.

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

Business Addressable Market
According to data from Global Wellness Institute, the global wellness industry market was approximately $6.3 trillion in 2023, nearly 17% higher than its size in 2021. In 2023, the personal care and beauty market was approximately $1,213 billion, healthy eating, nutrition and weight loss was approximately $1,096 billion, traditional and complementary medicine market was approximately $553 billion and the spa market, which includes IV drips, was approximately $137 billion. The Global Wellness Institute projects the overall wellness economy to grow approximately 7.3% annually, or 42% in total, from 2023 to 2028.
According to data from Grand View Research, the global dietary supplements market size was estimated at $178 billion in 2023, and is expected to grow at a compound annual growth rate of 9.1% from 2024 to 2030 and the intravenous hydration therapy market size was estimated at $2 billion in 2022, and is expected to grow at a compound annual growth rate of 8.0% from 2023 to 2030.
In 2023, our net sales grew by 16%, followed by a 19% increase in 2024. Over the period from 2020 to 2024, we had a compound annual growth rate of 14%.
For the years ended December 31, 2024 and 2023, our net sales were approximately $99.6 million and $83.6 million, respectively. The following table summarizes total net sales for each of our business segments in the last two years. Please refer to Item 8 Financial Statements and Supplementary Data of this Form 10-K for additional financial information about each of our business segments.

	Year Ended December 31,
(In thousands)	2024	2023
Consumer Products Segment	$76,772	$69,528
Ingredients Segment	19,814	11,137
Analytical Reference Standards and Services Segment	3,011	2,905
Total net sales	$99,597	$83,570
Major Customers
For the years ended December 31, 2024 and 2023, we had two major customers which accounted for more than 10% of our total net sales. A.S. Watson Group, a related party during 2023 and part of 2024, accounted for approximately 12.5% and 15.4% of our net sales for the years ended December 31, 2024 and 2023, respectively, and Life Extension accounted for approximately 11.7% of our net sales for the year ended December 31, 2024. The loss of or deterioration in relationship with these customers would have a material adverse effect on our business and financial condition.

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
International: We utilize strategic partners on a regional or local country basis to expand our distribution of Tru Niagen® products internationally. Our strategic partners offer our products through brick and mortar stores, e-commerce channels, such as Amazon, or a combination of both. With our strategic partners, we currently distribute Tru Niagen® products to the following international markets, Hong Kong, Macau, Singapore, New Zealand, Australia, China, South Korea, Canada, Japan, United Kingdom, Germany, France, Italy, Spain, Poland, Netherlands, Switzerland and Sweden. Additionally, in August 2023, we launched a partnership with iHerb, an online global destination for supplements with access to over 180 countries, to help accelerate our global expansion. In January 2025, we began distributing to the United Arab Emirates. We continue to seek opportunities to thoughtfully expand the Tru Niagen® brand into new international markets, carefully assessing the feasibility of obtaining the necessary regulatory approvals.

Ingredients Segment & Analytical and Reference Standards Segments
Our ingredients segment is supported through the development of key partnerships as we do not currently offer our ingredients to the broader public. Sales to our partners are predominantly based in the United States, Hong Kong and Europe. Our food-grade Niagen® ingredient partners manufacture and sell multi-ingredient products featuring Niagen® in the U.S. and other international markets. Our pharmaceutical-grade Niagen® ingredient partners, which are U.S. FDA-registered 503B outsourcing facilities, are able to compound and distribute Niagen® IV and injectable Niagen® products in the U.S.
For our analytical reference standards and services segment, we promote our products and services based on a direct, technically-oriented model. We employ sales and marketing personnel with appropriate commercial experience and scientific qualifications. Our analytical reference standards and services segment provides products and services to customers both within the U.S. and internationally. We offer unique and highly-characterized, phytochemicals, natural products and plant-based materials as well as tailored research services as requested through custom “Scope of Work” applications. For our international operations, we partner with international distributors to market and sell to several foreign countries and markets.

Total sales and marketing expense across all segments for the years ended December 31, 2024 and 2023 was approximately $29.5 million and $26.4 million, respectively.
Research and Development
The ChromaDex External Research Program (CERP®) is an essential component of our research and development platform. CERP® was established to advance the science of nicotinamide riboside chloride and other ChromaDex products. We value and encourage strong scientific rigor behind our products and have cultivated relationships with academic institutions in pursuit of this. Thus far, CERP® has achieved over 275 research partnership agreements with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. Additional relationships are currently being developed.

To date, over 450 peer-reviewed studies have been published on the science behind NRC, including its NAD+ boosting properties, and there are over 500 published human clinical studies on NAD+ and its impact on health. CERP® has produced more than 40% of all peer-reviewed NRC-focused publications and 75% of the peer-reviewed clinical NRC publications so far. To date, 38 peer-reviewed human clinical trials have been published on our proprietary ingredient Niagen® demonstrating its safety and/or efficacy. No adverse effects have been attributed to Niagen® in any of the published clinical trials. In both 2015 and 2018, food-grade Niagen® was successfully notified to the FDA as an NDI. Food-grade Niagen® was also successfully notified to FDA as GRAS in August 2016. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
Through our research and development laboratory in Longmont, Colorado, and the collective efforts of our experienced team, we venture to discover, develop and evaluate new products and ingredients that we aim to take to market and explore cost saving processes for existing products. Research and development expense for the years ended December 31, 2024 and 2023 was approximately $6.0 million and $5.0 million, respectively.
Competitive Business Conditions
The health and wellness, anti-aging and dietary supplement industries are highly competitive, and we have competitors that offer products similar to our products. In addition to competing with companies that may have greater financial and human resources than our own, we also face competition from those selling products that are inaccurately or falsely labeled, including those that contain significantly lower amounts of active ingredients than stated on their labels. Furthermore, some competitors may attempt to infringe on our patents, misappropriate proprietary formulations, or introduce products that imitate our innovations without adhering to the same standards of scientific rigor and quality control.
We seek to differentiate our products and marketing from our competitors by emphasizing product quality, product benefits, scientific rigor, and functional ingredients. We also pursue patent and trademark protections for our brands, product names, and new technologies whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on scientific research, innovation and new product development targeted at the needs of our consumers will enable us to effectively compete in the marketplace by building a trusted brand.
For our consumer products segment, we are in direct competition with other providers of NAD+ boosting supplements. Additionally, we have customers who are authorized resellers of Niagen® as a consumer product. We believe these resellers are focused on specific channels or geographies that we feel are complementary to our business and expand awareness of the Niagen® ingredient and benefits. We also face strong indirect competition from other ingredient suppliers who may supply alternative ingredients that may have similar characteristics to ingredients we offer. For our analytical reference standards and services segment, we face competition within the standardization and quality testing niche of the markets we serve. These competitors have already developed reference standards or services or are currently taking steps to develop them. We strive to always provide superior products and services than our competition.

Working Capital
The Company’s net working capital as of December 31, 2024 and 2023 was approximately $8.4 million and $9.5 million, respectively. We measure net working capital by adding trade receivables and inventories and subtracting accounts payable. Our working capital is primarily comprised of assets and liabilities from our consumer products segment and ingredients segment as these operations require a considerable amount of inventory on hand. As each of these segments grow, greater working capital will likely be required to support these operations.
Government Regulation
Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including, but not limited to, the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the Department of Commerce, the Department of Transportation and the Department of Agriculture and various state pharmacy boards. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may materially increase our cost of doing business or may limit or expand our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect of such legislation, regulation, implementation, or any implemented regulations or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in required changes to our operations and increased compliance costs.
U.S. FDA Regulation
In the U.S., dietary supplements and food are subject to FDA regulations under the Federal Food, Drug and Cosmetic Act (FDCA). Areas addressed in these regulations include:
•product safety;
•product testing;
•ingredient testing;
•manufacturing process, documentation, batch records, specifications;
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

U.S. Advertising Regulations
In addition to FDA regulations, the FTC regulates the advertising of dietary supplements, foods, cosmetics, over-the-counter drugs and other consumer products. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We may be subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, foods, cosmetics and over-the-counter drugs.
Additionally, state attorney's general and private plaintiff attorneys also monitor the advertising of dietary supplements, foods, cosmetics, and over-the-counter drugs through enforcement of state consumer protection laws. State attorney’s general and, to a larger extent, private lawyers specializing in consumer class action litigation have instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, for the use of false or misleading advertising claims, for underdosed products that don’t meet label claims and allegations related to product safety. These actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We are not aware of, or party to, any action by a state attorney general or consumer class action involving our products.
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
International Regulations
Our international sales for the consumer products segment and ingredients segment are subject to foreign government regulations, which vary substantially from country to country. Most countries, in particular major markets, have established regulations for (a) authorizing the introduction of novel ingredients to market in the food and/or dietary/food/health supplement sectors and (b) for allowing finished goods to be placed on the market for consumer access. Typically, novel ingredients must go through an extensive safety review process (similar to the NDI notification process in the U.S.) by a regulatory or scientific authoritative body. Finished products typically must either be registered or notified (a limited approval process) with the relevant authorities. In some cases, new products can be brought to market without notifying the authorities.
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
		5/18/2021	2/8/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,274,117	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	4/30/2021	3/15/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,345,720	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	12/15/2021	5/31/2022	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,524,022	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/13/2022	4/14/2037	Owned by ChromaDex
11,571,413	Nicotinamide riboside treatments of domesticated meat animals	6/26/2020	2/7/2023	9/27/2039	Licensed from Kansas State University
11,584,770	Methods of preparing nicotinamide riboside and derivatives thereof	5/4/2022	2/21/2023	7/24/2034	Licensed from Queen’s University Belfast
11,633,421	Use of NAD precursors for improving maternal health and/or offspring health	11/29/2017	4/25/2023	6/19/2039	Licensed from University of Iowa
11,746,123	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	6/22/2020	9/05/2023	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex
11,981,698	Methods of Preparing reduced Nicotinamide Riboside and Derivatives Thereof	5/4/2022	5/14/2024	7/24/2034	Licensed from The Queen’s University of Belfast
12,195,494	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	8/24/2023	1/14/2025	11/10/2037	Co-owned with The Queen’s University of Belfast and exclusively licensed by ChromaDex

Manufacturing, Sources and Availability of Raw Materials
Our finished consumer products are manufactured by third-party FDA-regulated contract manufacturers in the United States, complemented by the global sourcing of raw materials. These manufacturing partners uphold the standards imposed by the International Organization for Standardization, as well as the high-quality standards we require. We utilize third-party manufacturers for the production, encapsulation, and bottling of NRC as well as the manufacturing and supply of various other ingredients, products, and services. In most cases, our contract manufacturers purchase raw materials based on our specifications; however, we may also license particular raw material ingredients and supply our own source to the manufacturer.
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
Additionally, the Company has an exclusive manufacturer for the supply of food-grade NRC, W.R. Grace & Co. -Conn. (Grace). During the third quarter of 2024, the Company entered into a Tenth Amendment (Tenth Amendment) to the Manufacturing and Supply Agreement (such agreement as amended, the “Grace Manufacturing Agreement” or “Agreement”), effective as of January 1, 2025 and originally effective in January 2016 with Grace. In January 2019, Grace was issued patents related to the crystalline form of NRC which limit the Company’s ability to find alternatives for supply (Grace Patents). Pursuant to the Tenth Amendment, the Company committed to purchase approximately $4.8 million of total inventory between January 1, 2025 and March 31, 2025. The Grace Manufacturing Agreement is set to expire on March 31, 2025, subject to further renewal of the Agreement to be negotiated by the parties. Additionally, under the Tenth Amendment, the Company and Grace maintain a binding six-month rolling forecast, which is updated monthly. As of December 31, 2024, this forecast obligates the Company to purchase approximately $11.2 million of total inventory between January 1, 2025 and June 30, 2025. If we are unable to extend the agreement with Grace on satisfactory terms, it could have a material adverse impact to our financial results and strategic position in the market. See Item 1A. Risk Factors, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."
In our pursuit of excellence, we believe that we have identified reliable sources and suppliers of ingredients, chemicals, phytochemicals, and reference materials. These trusted partners are committed to delivering products that align with our stringent guidelines, further reinforcing our confidence in the quality and consistency of our supply chain.
Environmental Compliance
We incur various expenses in complying with Good Manufacturing Practices and safe handling and disposal of materials used in our research and manufacturing activities. For the years ended December 31, 2024 and 2023, these expenses totaled approximately $3.0 million and $2.5 million, respectively. We do not anticipate incurring significant additional expense in our compliance with federal, state and local environmental laws and regulations.
Backlog Orders
For our consumer products segment where we ship products internationally to distributors, we may have a backlog from time to time as the production of Tru Niagen® finished bottles require up to three months lead time by our third-party contract manufacturers. As of December 31, 2024 we did not have any significant backlog orders from the distributors that have not been shipped. For consumer products directly shipped to consumers, our standard practice involves maintaining sufficient inventory on hand to fulfill orders upon receipt and as of December 31, 2024 backlog orders to consumers were minimal.
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
We believe our people are critical for our success. We are dedicated to providing an environment where our employees can have fulfilling careers, be happy, healthy and productive. We offer attractive wage and benefit packages to take care of the needs of our employees and their families. Our competitive compensation and dynamic culture help us to attract and retain top candidates. We continue to invest in recruiting, developing, and rewarding talented people. We promote and support an open dialogue. We communicate information about the company through multiple internal channels to our employees. As of December 31, 2024, ChromaDex had 104 full-time employees, none of whom are unionized. We believe relations with our employees are good.
Facilities
For information on our facilities, see “Properties” in Item 2 of this Form 10-K.
Available Information
We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports, proxy and information statements and other information concerning our company may be accessed through the SEC's website at www.sec.gov.

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

Risks Related to our Products:
•We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products.
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
•We have a limited operating history in China and our ability to develop successful channels in China is subject to legal, political, economic and social uncertainties.
•Environmental, social and governance matters may impact our business and reputation.

Risks Related to our Company and Business
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
We have a history of losses and may continue to incur operating and net losses in the future. We recorded a net income of approximately $8.6 million and a net loss of $4.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, our accumulated deficit was approximately $181.9 million. While we had a net income in 2024, we have not achieved consistent profitability on an annual basis. Our history of net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of December 31, 2024, our cash and cash equivalents totaled approximately $44.7 million, of which $44.5 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
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

Concerns over inflation, tariffs, import/export regulations, trade disputes, geopolitical issues, the U.S. financial markets, higher interest rates, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending and diminished expectations for the global economy and expectations of slower global economic growth going forward. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives. Specifically, the impact of these volatile and negative conditions may include, but are not limited to, decreased demand for our products and services as consumers may consider the purchase of nutritional products discretionary, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

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
An adverse change in the size or growth rate of the wellness industry market, particularly the dietary supplement market, could have a material adverse effect on our business. The success of our pharmaceutical-grade Niagen® ingredient offering is dependent on the continued growth of the intravenous hydration therapy and spa markets and our ability to reach those markets. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions, including inflationary pressures, may impair the value of our assets and increase our costs. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, we may not be successful in developing our consumer product business for sales of Tru Niagen® products or sales of our Niagen® ingredient products, and our sales may decrease despite us incurring increased costs related to marketing or otherwise developing such products.
We face significant competition, including changes in pricing.
The markets for our products and services are both competitive and price-sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.
Additionally, some competitors may engage in misleading marketing practices, including mislabeling their products by overstating ingredient levels or making claims that their products provide benefits similar to ours without scientific support. These practices may mislead consumers into purchasing inferior or ineffective alternatives, thereby eroding our market share and damaging the credibility of the product category as a whole. If such competitors gain traction in the marketplace, our ability to differentiate our scientifically validated products may be diminished, negatively impacting our sales and overall business.
Furthermore, the markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and increase losses. Failure to anticipate and respond to price competition may also impact sales and aggravate losses. Our commercial opportunity could be reduced if our competitors develop and commercialize products that are more effective or convenient than our products. Our competitors also may obtain regulatory approval for their products in markets we have not yet entered or before we are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter that market. To the extent we are not the first to develop, offer and/or supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. Refer to Note 16, Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for more detail. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

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
•the impact of tariffs or changes in trade policies, which could increase our costs and affect pricing or demand for our products;
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
Our business depends greatly on the expertise and contributions of several key individuals, including our senior leadership team and other critical team members, including professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals' services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

We may not be able to monetize our products for use in pharmaceuticals through partnerships, licensing, or other arrangements, and we may not receive regulatory approval to commercialize a pharmaceutical product.

As part of our business strategy, we will seek to develop partnerships or licensing arrangements to monetize our proprietary molecules for pharmaceutical applications. However, there is no guarantee that we will be able to identify suitable partners, negotiate favorable terms, or successfully execute such partnerships. Even if we enter into agreements with third parties, our ability to generate revenue from these arrangements will depend on various factors, including our partners' willingness and ability to invest in research, development, and commercialization efforts.

Additionally, the development and commercialization of pharmaceutical products are subject to extensive regulatory requirements, including approval by the U.S. Food and Drug Administration (FDA) and other global regulatory authorities. If we or our partners are unable to obtain the necessary approvals or face delays in the regulatory process, our ability to generate revenue from pharmaceutical applications of our molecules may be significantly limited.

We may not be successful in acquiring complementary businesses or products on favorable terms or enter into joint venture or similar arrangements.
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
Risks Related to Our Products
We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products. Any failure by or loss of a third-party supplier could result in delays and increased costs, which may adversely affect our business.
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, including NRC, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including supply shortages, supplier production disruptions, quantity issuers, or disruption to our suppliers, could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Additionally, our suppliers may fail inspection or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of food-grade NRC. Our supply of NRC is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace was issued patents related to the crystalline form of NRC which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NRC, or that such terms will be favorable to us.

Failure by outsourcing facilities that produce pharmaceutical-grade Niagen® to adequately perform their obligations could harm our business or financial results.

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

Any failure by clinics administering Niagen Plus products could adversely affect our brand and reputation.

Although we are operationally independent from the clinics that administer Niagen Plus products, which feature pharmaceutical-grade Niagen®, our brand may be negatively affected by issues arising at the clinic level. We advertise locations where consumers can receive Niagen Plus products, which may create an association between our brand and the services provided by these third-party clinics.

If clinics administering Niagen Plus products fail to adhere to proper medical protocols, engage in misleading marketing practices, or face regulatory scrutiny, our brand reputation could suffer, even if we are not directly responsible for their actions. Additionally, any adverse events or negative customer experiences at these clinics could erode consumer trust in our products and impact demand. While we seek to partner with reputable clinics, we cannot control their operations, and any issues at the clinic level could have a material adverse effect on our business and reputation.

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
In the event a competitor infringes our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. In particular, the final outcome of our litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”) may have an adverse effect on our financial condition. See Note 16, Commitments and Contingencies, Legal Proceedings in the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.
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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations
Changes in government regulation, priorities or practices relating to the pharmaceutical, dietary supplement, food and cosmetic industry could affect our ability to comply with certain regulations and the demand for our products and services.
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation or regulatory priorities, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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
We are pursuing an investigational new drug (IND) application with the FDA with respect to the potential for one of our patented NAD precursors to be used as a treatment for Ataxia telangiectasia (AT), a rare disease with less than 200,000 cases diagnosed in the U.S. per year, and have obtained Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) designation from the FDA. There is no guarantee that our IND application will be successful, or that we will be able to successfully complete clinical trials or a new drug application for FDA approval for the use of our patented NAD precursor as a treatment for AT. We are also subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell, or distribute. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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
As of December 31, 2024, we had outstanding options for an aggregate of approximately 10.4 million shares of common stock at a weighted average exercise price of $3.27 per share and approximately 0.6 million of unvested restricted stock units. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new rules and regulations may result in additional costs or risks. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if not overturned or amended, will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales. There can be no assurance that investors or other constituents will not publicly advocate for us to not make corporate governance changes or engage in corporate actions and responding to challenges could be costly and time consuming.

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have been increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. In addition, in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our investors’ or society’s ESG expectations. While our mission is to promote healthy aging, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.
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
We have a limited operating history in China and our ability to develop successful channels in China will be subject to certain legal, political, economic and social uncertainties.

We intend to seek partners and paths to expand our operations in China, but there is no guarantee that we will be able to do so. In 2022, we entered into an agreement to form a joint venture to expand our opportunities in mainland China, Hong Kong, Macau and Taiwan, but have effectively terminated the joint venture after we were unable to achieve Blue Hat Registration. Our ability to pursue successful expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to, controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We are a global bioscience company dedicated to healthy aging. In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. We have established cybersecurity risk management policies and procedures aimed at safeguarding the confidentiality, integrity, and availability of our critical systems and information, including those involving third-party service providers. Further, we are actively working to enhance our policies and procedures into a more comprehensive cybersecurity risk management program, our current measures are designed to address cybersecurity risks effectively. Our cybersecurity risk management policies and procedures include the Incident Management Plan.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function. In connection with the Audit Committee’s oversight of the Company’s risk management, the Audit Committee reviews with management, as appropriate, the Company’s cybersecurity risk exposure and the steps management has taken to monitor or mitigate such exposure, including reviewing risk assessments from management with respect to our information technology systems and procedures, and overseeing our cybersecurity risk management processes. In addition, management will update the Audit Committee and the full Board, as necessary, regarding cybersecurity incidents that we may experience.

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
Item 2. Properties
As of December 31, 2024, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with roughly two years remaining on the lease, (ii) approximately 20,000 square feet of space for a research and development laboratory in Longmont, Colorado with roughly one year remaining on the lease, and (iii) approximately 8,000 square feet of office space in Tustin, California with roughly four years remaining on the lease. We do not own any real estate. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	All properties
For the year ended December 31, 2024, our total annual rent expense was approximately $1,314,000.

Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 16, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since April 25, 2016, our common stock has been traded on The Nasdaq Capital Market (Nasdaq) under the symbol “CDXC.” On March 3, 2025, the closing sale price was $5.50.
Holders of Our Common Stock
As of March 3, 2025, we had approximately 36 registered holders of record of our common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.
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
Overview
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., ChromaDex Trading (Shanghai) Co., Ltd. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex”, the “Company” or, in the first person as “we” “us” and “our”) are a global bioscience company dedicated to healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline by up to 65% between ages 30 and 70. In addition to age, other factors linked to NAD+ depletion include poor diet, excess alcohol consumption and a number of disease states. NAD+ levels may be increased with administration of NAD+ precursors, calorie restriction and moderate exercise. We are at the forefront of exploring effective methods to increase NAD+ levels and support healthy aging.
In 2013, we commercialized food-grade Niagen®, a proprietary form of NRC, a novel form of vitamin B3, as both a dietary and food ingredient. In 2024, we launched Niagen+, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. Nicotinamide riboside chloride and other NAD+ precursors are protected by our patent and/or licensed rights portfolio. We deliver Niagen® as the sole active ingredient in our consumer product Tru Niagen®. We additionally offer consumer products containing Niagen® in combination with other nutrients, such as, but not limited to, Tru Niagen® Immune. Our ingredients segment develops and commercializes proprietary-based ingredient technologies and supplies these ingredients as raw material to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities. Pharmaceutical-grade Niagen® products are available exclusively at clinics with a prescription. Our Analytical Reference Standards and Services segment focuses on natural product fine chemicals, known as phytochemicals, and related research and development services.
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

Recent Activities
Joint Venture
On September 27, 2024, we notified Hong Kong (China) Taikuk Group Ltd ("Taikuk") that we would not extend the Blue Hat registration period for our joint venture ("JV"), which expired on October 1, 2024. As a result, Blue Hat Registration is no longer possible, and no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been or will be recognized. On December 16, 2024, we exercised our Right of Repurchase, buying back the 11% non-voting interest from Taikuk for $1, effectively terminating the Shareholders Agreement.

The JV was originally formed on September 30, 2022, through our indirect wholly owned subsidiary, Asia Pacific Scientific, Inc., to commercialize Tru Niagen® and other nicotinamide riboside-containing products in Mainland China. Taikuk agreed to contribute $1.0 million in exchange for an 11% non-voting equity interest, while we retained an 89% equity interest and full voting control. The agreement was contingent on securing Blue Hat registration within 24 months, with an option to repurchase Taikuk’s interest if registration was not obtained. With the expiration of the registration period, we have now fully regained ownership of the JV.
Amendment to the At Market Issuance Sales Agreement
On November 20, 2024, we entered into an amendment (the “Amendment”) to the At Market Issuance Sales Agreement, dated as of June 12, 2020 (the “Sales Agreement”) governing the Company’s “at-the-market” equity offering program for its common stock, par value $0.001 per share, in order to, among other things, revise the list of Sales Agents under the program to include Roth Capital Partners, LLC (“Roth Capital Partners”) and remove B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) as Sales Agent. As a result of the Amendment, Raymond James & Associates, Inc. and Roth Capital Partners will continue as the Sales Agents pursuant to the Sales Agreement.
Supplemental Agreement - Royalties
On November 27, 2024, we entered into a Supplemental Agreement (the “Supplemental Agreement”) with the Trustees of Dartmouth College (“Dartmouth,” and together with ChromaDex, the “Parties”). The Supplemental Agreement supplements the exclusive license agreements entered into between the Parties dated July 13, 2012 (as amended and restated as of March 13, 2017 and December 29, 2020, the “2012 Agreement”) and May 16, 2014 (together with the 2012 Agreement, the “Exclusive License Agreements”) pursuant to which we received an exclusive license under Dartmouth-owned U.S. patents (the “Dartmouth Patents”).

Under the Supplemental Agreement, Dartmouth agreed, subject to certain conditions specified in the Supplemental Agreement and the fulfillment of our obligations under the Agreement, (i) to waive certain accrued but unpaid royalties, license fees, and maintenance expenses owed by us under the Exclusive License Agreements, which totaled an aggregate of $3.5 million, and (ii) that no additional royalties, license fees, maintenance or other expenses or other payments will be assessed by Dartmouth or payable by the us to Dartmouth for the Dartmouth Patents after the effective date of the Agreement. The waiver was contingent upon us securing a bond (the “Appeal Bond”) for the amount of the fee judgement, if any, related to the Delaware patent infringement case against Elysium Health, Inc. filed by us and Dartmouth relating to the Dartmouth Patents. On November 21, 2024, the Appeal Bond was secured through a letter of credit issued on our behalf. As a result, for the year ended December 31, 2024, we reversed $3.5 million of previously accrued royalties, license fees, and maintenance expenses under accrued expenses in our Consolidated Balance Sheets and recorded a reduction in royalty expense, license fees, and maintenance expenses in general and administrative expenses in our Consolidated Statements of Operations. Information regarding the Delaware patent infringement case against Elysium Health, Inc. is set forth under the heading “Legal Proceedings” in Note 16, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K,

Purchase Commitments
Effective January 1, 2025, the Company entered into a Tenth Amendment to the Manufacturing and Supply Agreement (the “Grace Manufacturing Agreement”), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). Pursuant to the Tenth Amendment and the manufacturing and supply agreement with the aforementioned third party, the Company is committed to purchase approximately $4.8 million of total inventory between January 1, 2025 and March 31, 2025. The Grace Manufacturing Agreement is set to expire on March 31, 2025, subject to further renewal of the Agreement to be negotiated by the parties. Additionally, under the Tenth Amendment, the Company and Grace maintain a binding six-month rolling forecast, which is updated monthly. As of December 31, 2024, this forecast obligates the Company to purchase approximately $11.2 million of total inventory between January 1, 2025 and June 30, 2025. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors in this Annual Report on Form 10-K, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."
Results of Operations
Our results of operations for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
(In thousands)	2024		2023
Sales	$99,597		$83,570
Cost of sales	38,011		32,790
Gross profit	61,586		50,780
Operating expenses
Sales and marketing	29,469		26,438
Research and development	6,016		4,958
General and administrative	18,375		24,983
Nonoperating expenses:
Interest income, net	1,129		661

Income before provision for income taxes	8,855		(4,938)
Provision for income taxes	305	0	—
Net income (loss)	$8,550		$(4,938)
Our income (loss) per share applicable to common stockholders for the years indicated is calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net income (loss)	8,550	(4,938)
Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	75,929	74,985
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	2,196	—
Adjusted weighted average common shares outstanding for diluted earnings per share	78,125	74,985
Earnings (Loss) Per Share:
Basic net income (loss) per common share	$0.11	$(0.07)
Diluted net income (loss) per common share	$0.11	$(0.07)
(1) Includes a weighted average of approximately 167,000 and 174,000 nonvested shares of restricted stock for the years ended December 31, 2024 and 2023, respectively, which are participating securities that feature voting and dividend rights.
(2) Options and restricted stock outstanding, which are anti-dilutive and therefore not factored into the weighted average common shares amount above, for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Stock options	4,087	11,622
Restricted stock units	—	589

Net Sales. Net sales consist of gross sales less discounts and returns. Our total net sales grew from $59.3 million in 2020 to $99.6 million in 2024, representing a 14% compound annual growth rate.
Total net sales by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
($ In thousands)	2024	2023	% Change
Net sales:
Consumer Products	$76,772	$69,528	10%
Ingredients	19,814	11,137	78
Analytical reference standards and services	3,011	2,905	4
Total net sales	$99,597	$83,570	19%

In 2024, our total net sales increased 19%, up $16.0 million, from 2023.
•In 2024, Tru Niagen® sales increased by $7.2 million, or 10%, compared to 2023. This growth was primarily driven by a $6.7 million increase in sales from our e-commerce business, along with higher sales to distributor partners. These gains were partially offset by a decline of approximately $0.3 million in sales to A.S. Watson, which was considered a related party for part of the year.
•In 2024, total ingredient sales were the primary driver of overall sales growth, increasing by $8.7 million, or 78%, compared to 2023. This growth was primarily attributed to the expansion of new partnerships and the strengthening of existing ones, particularly within our food-grade Niagen® ingredient business, which contributed $7.0 million in higher net sales. Additionally, the launch of our pharmaceutical-grade Niagen® ingredient in 2024 generated $1.7 million in new sales.
•Net sales for our analytical reference standards and services segment increased slightly by $0.1 million in 2024 compared to 2023, primarily due to higher sales of quality-control reference standard products. Sales in this segment fluctuate based on the timing of customer projects.

Cost of Sales. Costs of sales include raw materials, labor, overhead and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Year Ended December 31,
	2024		2023		Change
( $ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Cost of sales:
Consumer Products	$27,478	36%	$24,755	36%	—
Ingredients	7,808	39	4,980	45	(600)
Analytical reference standards and services	2,725	91	3,055	105	(1,400)
Total cost of sales	$38,011	38%	$32,790	39%	(100)
Total cost of sales, as a percentage of net sales, remained relatively stable improving a slight 100 basis points in 2024 compared to 2023. Changes in cost of sales, as a percentage of net sales, were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the year ended December 31, 2024, our consumer products segment maintained a stable cost of sales, as a percentage of net sales, at 36% compared to the same period in 2023.
•Cost of sales as a percentage of net sales in our ingredients segment is influenced by various factors, including inventory purchase costs, fixed supply chain overhead, and transportation and storage expenses. In 2024, cost of sales as a percentage of net sales improved by 600 basis points compared to 2023, primarily due to better labor and overhead utilization rates driven by higher sales, as well as shifts in product mix following the launch of our pharmaceutical-grade Niagen®.
•Cost of sales as a percentage of net sales in our analytical reference standards and services segment is influenced by various factors, including inventory purchase costs, fixed supply chain overhead, and transportation and storage expenses. In 2024, cost of sales as a percentage of net sales improved by 1,400 basis points compared to 2023, primarily due to a restructuring of supply chain overhead costs related to reference standards, which resulted in cost efficiencies. This realignment also impacted sales and marketing expense.
Gross Profit (Loss). Gross profit (loss) is net sales less the cost of sales and is affected by a number of factors, including business and product mix, competitive pricing and costs of products, labor, overhead, services and delivery. Since 2020, total gross profit grew from $35.3 million to $61.6 million in 2024, representing a 15% compound annual growth rate. For fiscal year 2024 gross profit increased $10.8 million, or 21%, compared to 2023. Our overall gross margin percentage remained strong at 61.8% for fiscal year 2024, increasing 100 basis points compared to 2023.

The following table sets forth our total gross profit (loss) by reportable segment:

	Year Ended December 31,
($ In thousands)	2024	2023	% Change
Gross profit (loss):
Consumer Products	$49,294	$44,773	10%
Ingredients	12,006	6,157	95
Analytical reference standards and services	286	(150)	291
Total gross profit	$61,586	$50,780	21%
For details supporting year-over-year changes in gross profit (loss) refer to the discussions above surrounding changes in our net sales and cost of sales for each segment.
Operating Expenses - Sales and Marketing. Sales and marketing expense consists of salaries, advertising, public relations, marketing expenses and commissions. Sales and marketing expense by reportable segment is as follows:

	Year Ended December 31,
	2024		2023		Change
($ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Advertising expenses:
Consumer Products	$11,102	14%	$10,259	15%	(100)
Ingredients	—	—	—	—	0
Analytical reference standards and services	—	—	—	—	0
Total advertising expenses	$11,102	11%	$10,259	12%	(100)
Marketing expenses:
Consumer Products	$8,346	11%	$7,354	11%	0
Ingredients	195	1	—	—	100
Analytical reference standards and services	4	—	10	—	0
Total marketing expenses	$8,545	9%	$7,364	9%	0
Selling expenses:
Consumer Products	$9,285	12%	$8,401	12%	0
Ingredients	40	—	52	—	0
Analytical reference standards and services	497	17	362	12	500
Total selling expenses	$9,822	10%	$8,815	11%	(100)
Total sales and marketing expenses:
Consumer Products	$28,733	37%	$26,014	37%	0
Ingredients	235	1	52	—	100
Analytical reference standards and services	501	17	372	13	400
Total sales and marketing expenses	$29,469	30%	$26,438	32%	(200)

Total sales and marketing expenses increased by $3.0 million, or 11%, to $29.5 million in 2024 compared to $26.4 million in 2023. As a percentage of net sales, total sales and marketing expenses improved by 200 basis points to 30% in 2024 from 32% in 2023. Changes in sales and marketing expense, as a percentage of net sales, were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $2.7 million to $28.7 million in 2024 compared to $26.0 million in 2023, remaining at 37% of net sales in both years.
◦Advertising expenses increased by $0.8 million to $11.1 million in 2024 from $10.3 million in 2023. However, as a percentage of net sales, advertising expenses declined by 100 basis points to 14% in 2024, reflecting a higher return on advertising spend.
◦Marketing expenses increased by $1.0 million to $8.3 million in 2024 compared to $7.4 million in 2023, while remaining at 11% of net sales in both years. The increase was driven by higher investments in public relations, headcount, website developments and promotional activities.
◦Selling expenses increased by $0.9 million to $9.3 million in 2024 compared to $8.4 million in 2023. As a percentage of net sales, selling expenses remained at 12%, consistent with 2023.
•For our ingredients segment, sales and marketing expense increased to $235,000 in 2024 from $52,000 in 2023, reflecting increased promotional activities as well as the launch of the pharmaceutical-grade Niagen® ingredient. As a percentage of net sales, sales and marketing expenses remained low at 1%.
◦Marketing expenses increased to $195,000 in 2024 due to efforts in building brand awareness for the Niagen Plus product line featuring pharmaceutical-grade Niagen®.
◦Selling expenses decreased in 2024 from 2023, though they remained minimal in absolute dollars and as a percentage of net sales.
•For our analytical reference standards and services segment, sales and marketing expense increased to $501,000 in 2024 from $372,000 in 2023. As a percentage of net sales, these expenses increased by 400 basis points to 17% in 2024 from 13% in 2023.
◦Marketing expenses decreased in 2024 from 2023, though they remained minimal in absolute dollars and as a percentage of net sales.
◦Selling expenses increased by $135,000 to $497,000 in 2024 from $362,000 in 2023. As a percentage of net sales, selling expenses increased by 500 basis points, primarily due to realignment of internal employee structures. This realignment also contributed to improvements in cost efficiencies in cost of sales.
Operating Expenses - Research and Development. Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Year Ended December 31,
($ In thousands)	2024	2023	% Change
R&D expenses:
Consumer Products	$4,782	$4,273	12%
Ingredients	1,234	685	80
Total R&D expenses	$6,016	$4,958	21%
•We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segments based on recorded revenues. For the year ended December 31, 2024, total R&D expenses increased by $1.1 million compared to 2023, reflecting increased investment in key R&D initiatives, including support for the launch of the Niagen Plus product line featuring pharmaceutical-grade Niagen®. This increase was partially offset by a $0.3 million refund related to a discontinued R&D project.

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

	Year Ended December 31,
($ In thousands)	2024	2023	% Change
General and administrative	$18,375	$24,983	(26)%
Total general and administrative expenses decreased by $6.6 million, or 26%, for the year ended December 31, 2024, compared to 2023. This decrease was primarily driven by a $3.7 million net reduction in royalty expenses due to the reversal of previously recognized royalties, a $2.2 million reduction in credit loss expense resulting from a recovery of credit losses compared to higher provisions in the prior year, and a $1.5 million decrease in executive and administrative wages. These reductions were partially offset by a $0.8 million increase in professional and consulting service expenses. For additional details regarding the reversed royalty expense and recovery of credit losses see Note 16, Commitments and Contingencies, under the headings Royalties and Legal Proceedings, respectively in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Nonoperating income - Interest Income, net. Interest income, net consists of interest earned from bank deposit accounts and investments in money market funds managed by banks less interest expenses from the line of credit arrangement and finance leases. Interest income, net totaled $1.1 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.
Net Income (Loss). Net income (loss) is gross profit (loss) less total operating expenses plus nonoperating income, net. Since 2020, total net loss has improved from $(19.9) million to a net income of $8.6 million in 2024. For the year ended December 31, 2024, net income (loss) improved $13.5 million, or 273%, compared to prior year ended December 31, 2023.
Depreciation and Amortization. Depreciation expense was $663,000 and $870,000 for the years ended December 31, 2024 and 2023, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was $151,000 and $158,000 for the years ended December 31, 2024 and 2023, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized. During the year ended December 31, 2023, we identified intangible assets which were impaired due to the cessation of use of certain intellectual properties, resulting in an impairment charge of $3,000 and the removal of the intangible balances from the gross asset and accumulated amortization amounts approximating $630,000 and $627,000, respectively. Amortization expense of right-of-use assets for the year ended December 31, 2024 was $670,000 compared to $677,000 for the year ended December 31, 2023.

Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2024, the Company’s effective tax rate was 3.5%. The Company reduced its valuation allowance by approximately $2.1 million to $44.3 million as of December 31, 2024 from $46.4 million as of December 31, 2023. For the year ended December 31, 2023, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0%. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Trade Receivables. As of December 31, 2024, we had approximately $7.8 million in trade receivables, reflecting an increase from approximately $5.2 million as of December 31, 2023. The increase in trade receivables is primarily attributed to variations in the timing of customer orders and collections.
Inventories. As of December 31, 2024, we had approximately $9.2 million in inventory, compared to approximately $14.5 million as of December 31, 2023. As of December 31, 2024, our inventory consisted of approximately $7.9 million of consumer products, $0.8 million of bulk ingredients and $0.5 million of reference standards. Consumer products inventory consists of Tru Niagen® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms. These ingredients are used by our customers in the dietary supplement, food and beverage industries to manufacture their final products and 503B outsourcing facilities which are able to compound our ingredient into intravenous and injectable forms. Reference standards are small quantities of plant-based compounds typically used to research an array of potential attributes or for quality control purposes. The Company boasts an extensive catalog featuring a wide array of phytochemicals and botanical reference materials. Our on hand inventory includes a variety of these substances, stocked in small quantities predominantly measured in grams and milligrams.
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
Accounts Payable. As of December 31, 2024, we had $8.5 million in accounts payable compared to approximately $10.2 million as of December 31, 2023 driven by the timing of purchases and payments to our vendors.
Liquidity and Capital Resources
For the year ended December 31, 2024, we recorded a net income of approximately $8.6 million and operating activities provided cash of $12.1 million. However, from inception through December 31, 2024, we have incurred aggregate losses of $181.9 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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

As of December 31, 2024, our cash and cash equivalents totaled approximately $44.7 million, including $152,000 of restricted cash. Our cash and cash equivalents as of December 31, 2024 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of December 31, 2024, we had purchase obligations of approximately $11.2 million related to inventory purchase commitments and approximately $2.9 million related to future minimum lease obligations to be paid over six months and four years, respectively. As of December 31, 2024 and 2023, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit.
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
Net cash provided by operating activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $12.1 million for the year ended December 31, 2024, compared to $7.1 million for the year ended December 31, 2023, representing an increase of $5.0 million. This improvement was primarily driven by a $13.5 million increase in net income, partially offset by a $3.5 million reversal of previously accrued royalties, a $2.2 million reduction in credit loss expense due to a recovery of credit losses compared to higher provisions in the prior year, and a $3.5 million relative increase in trade receivables. We expect operating cash flows to fluctuate in future periods due to variations in operating results, shipment schedules, trade receivable collections, inventory management, and payment timing, among other factors.
Net cash used in investing activities. Investing cash flows consist primarily of capital expenditures and investment activities. Net cash used in investing activities was approximately $0.1 million for each of the years ended December 31, 2024 and 2023.
Net cash provided by financing activities. Financing cash flows consist primarily of exercise of stock options through employee equity incentive plans and repayment of short-term and long-term debt. Net cash provided by financing activities was $5.4 million for the year ended December 31, 2024, compared to net cash used in financing activities of $0.1 million for the year ended December 31, 2023. The increase was primarily driven by $5.4 million in proceeds from stock option exercises in 2024, compared to no exercise activity in 2023.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to deferred revenue recognition. We base our estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a summary of our significant accounting policies, including the accounting policy discussed below, see Note 2 of the Financial Statements, set forth in Item 8 of this Form 10-K.

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
Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products or services are supplied over the duration of the contract. We believe this most appropriately depicts our performance towards complete satisfaction of the performance obligation to our customer. Certain judgments affect the application of our revenue recognition policy. For example, when utilizing the output method, we estimate total delivery volume based on our current operating plan, forecast inputs received from the customer for expected purchases, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, we may recognize a different amount of deferred revenue over the next 12-month period if our plan changes in the future or if our customer informs us of changes to their expected purchases. As of December 31, 2024 and 2023, we held deferred revenue balances of $2.6 million and $3.3 million, respectively.

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

In addition, all of the following criteria in a bill-and-hold arrangement must be met to further indicate a customer has obtained control of the goods: (i) the reason for the bill-and-hold arrangement must be substantive, (ii) the requested goods must be identified separately as belonging to the customer, (iii) the requested goods must be ready for physical transfer to the customer, and (iv) we cannot have the ability to use the goods or direct the goods to another customer. We recognized no revenue under bill-and-hold arrangements during each of the years ended December 31, 2024 and 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of ChromaDex Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ChromaDex Corporation and Subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We have also audited the retrospective adjustments to the 2023 financial statements for the adoption of Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” as discussed in Note 2 and reflected in Note 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Crowe LLP
Crowe LLP
We have served as the Company’s auditor since 2024.
Costa Mesa, California
March 4, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of ChromaDex Corporation
Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 5, the accompanying consolidated balance sheet of ChromaDex Corporation and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flow for the year ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Note 2 and Note 5, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Note 2 and Note 5 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2013 to 2024.
New York, NY
March 6, 2024

ChromaDex Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par values, unless otherwise indicated)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$44,660	$27,325
Trade receivables, net of allowances of $95 and $68, respectively; including receivables from Related Party of zero and $2.8 million, respectively.	7,768	5,234
Inventories	9,192	14,525
Prepaid expenses and other assets	2,482	2,450
Total current assets	64,102	49,534

Leasehold improvements and equipment, net	1,719	2,137
Intangible assets, net	359	510
Right-of-use assets	1,730	2,400
Other long-term assets	368	383
Total assets	$68,278	$54,964
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,526	$10,232
Accrued expenses	7,817	9,493
Current maturities of operating lease obligations	982	691
Current maturities of finance lease obligations	12	11
Customer deposits	611	195
Total current liabilities	17,948	20,622
Deferred revenue	2,579	3,311
Operating lease obligations, less current maturities	1,657	2,563
Finance lease obligations, less current maturities	—	12
Total liabilities	22,184	26,508

Commitments and Contingencies (Notes 10 and 16)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 77,330 shares and 74,981 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	77	75
Additional paid-in capital	227,931	218,845
Accumulated deficit	(181,910)	(190,460)
Cumulative translation adjustments	(4)	(4)
Total stockholders' equity	46,094	28,456
Total liabilities and stockholders' equity	$68,278	$54,964
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024		2023
Sales, net	$99,597		$83,570
Cost of sales	38,011		32,790
Gross profit	61,586		50,780

Operating expenses:
Sales and marketing	29,469		26,438
Research and development	6,016		4,958
General and administrative	18,375		24,983
Total operating expenses	53,860		56,379
Operating income (loss)	7,726		(5,599)

Nonoperating income:
Interest income, net	1,129		661

Income before provision for income taxes	8,855		(4,938)
Provision for income taxes	305	0	—
Net income (loss)	$8,550		$(4,938)

Net income (loss) per share attributable to common stockholders:
Basic	$0.11		$(0.07)
Diluted	$0.11		$(0.07)

Weighted average common shares outstanding:
Basic	75,929		74,985
Diluted	78,125		74,985

See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2023	74,567	$74	$214,094	$(185,493)	$(3)	$28,672
Issuance of restricted stock	414	1	—	—	—	1
Share-based compensation	—	—	4,751	—	—	4,751
Adjustment to retained earnings: Cumulative effect of initially adopting ASC 326	—	—	—	(29)	—	(29)
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,938)	—	(4,938)
Balance, December 31, 2023	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of restricted stock	271	—	—	—	—	—
Exercise of stock options	2,053	2	5,430	—	—	5,432
Share-based compensation	25	—	3,656	—	—	3,656
Net income	—	—	—	8,550	—	8,550
Balance, December 31, 2024	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
See accompanying notes to consolidated financial statements.

ChromaDex Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, unless otherwise indicated)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$8,550	$(4,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	663	870
Amortization of intangibles	151	158
Noncash lease expense	670	677
Share-based compensation expense	3,656	4,751
Gain on sale or disposal of leasehold improvements and equipment	(19)	(5)
Allowance for (Recovery of) credit losses	(1,255)	964
Reversal of previously accrued royalties and license maintenance fees	(3,521)	—
Loss from impairment of intangibles	—	3
Non-cash financing costs	80	75
Changes in operating assets and liabilities:
Trade receivables	(1,279)	2,255
Inventories	5,333	152
Implementation costs for cloud computing arrangement	(83)	(60)
Prepaid expenses and other assets	(45)	631
Accounts payable	(1,067)	553
Accrued expenses	1,206	2,156
Deferred revenue	(732)	(644)
Customer deposits and other	416	38
Operating lease liabilities	(615)	(519)
Net cash provided by operating activities	12,109	7,117
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(163)	(148)
Proceeds from the sale of leasehold improvements and equipment, net	20	5
Net cash used in investing activities	(143)	(143)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	5,432	—
Payment of debt issuance costs	(52)	(75)
Principal payments on finance leases	(11)	(15)
Net cash provided by (used in) financing activities	5,369	(90)

Net increase in cash and cash equivalents	17,335	6,884
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of year	27,325	20,441
Cash and cash equivalents, including restricted cash of $152 for both periods - end of year	$44,660	$27,325

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$2
Cash payments for principal on operating lease liabilities	$600	$610
Supplemental Schedule of Noncash Operating Activity
Adjustment to retained earnings, cumulative effect of initially adopting ASC 326	$—	$29
Right-of-use assets and operating lease obligations reduced for entering into lease amendment	$—	$446
See accompanying notes to consolidated financial statements.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements

Note 1. Nature of Business
ChromaDex Corporation and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., ChromaDex Trading (Shanghai) Co., Ltd. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “ChromaDex” or the “Company”) are a global bioscience company dedicated to healthy aging. The ChromaDex team, which includes world renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.
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
Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products are supplied over the duration of the contract. Certain judgments affect the application of the Company’s revenue recognition policy. For example, when utilizing the output method, the Company estimates total delivery volume based on the Company’s current operating plan, forecast inputs for expected purchases received from the customer, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, the Company may recognize a different amount of deferred revenue over the next 12-month period if the Company’s plan changes in the future or if the customer informs the Company of changes to their expected purchases. As of December 31, 2024 and 2023, the Company held deferred revenue balances of $2.6 million and $3.3 million, respectively.
Net sales include revenue generated from shipping and handling charges billed to customers. The costs directly associated with shipping and handling are integrated as a component of cost of goods sold. Shipping and handling fees billed to customers and included in net sales for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Shipping and handling fees billed	$642	$567

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash: All highly liquid interest-bearing investments with short terms are classified as cash equivalents. The Company’s investments primarily include investments in money market funds managed by banks. The carrying value of these cash equivalents approximate their fair value. As of December 31, 2024 and 2023, the Company had cash equivalents of $37.3 million and $17.7 million, respectively, concentrated in money market funds.
The Company classifies cash as restricted when its withdrawal or usage is constrained for a period exceeding three months. As of December 31, 2024 and 2023, $152,000 of cash was classified as restricted, serving as collateral for letters of credit related to the Company’s office space in Los Angeles, California. The lease for the Los Angeles, California office currently expires in March 2027.
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
Credit Risk: Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash and cash equivalents, consist of bank deposits and money market funds managed by banks. The Company maintains several bank accounts for its operations primarily at three financial institutions in the U.S. and one financial institution in Hong Kong. The Company’s U.S. bank accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. As of December 31, 2024, the Company had approximately $43.0 million in uninsured cash deposits in U.S. bank accounts. All uninsured bank deposits are held at high quality credit institutions and management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions. The Company’s trade receivables are derived from sales to its customers. The Company assesses credit risk of its customers through quantitative and qualitative analysis. From this analysis, the Company establishes credit limits and manages the risk exposure. The Company, however, may from time-to-time incur credit losses due to bankruptcy or other failures from its customers to pay.
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
The Company’s long-lived assets are reviewed for impairment on a periodic basis or when changes in circumstances indicate the possibility that the carrying amount may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology. During the year ended December 31, 2023, the Company identified intangible assets which were impaired. For further discussion, see Note 8, Intangible Assets, Net. No assets were impaired during the year ended December 31, 2024.
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
The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2021 to 2024, which statutes expire in 2025 to 2028, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. As of December 31, 2024, the Company has no liability for unrecognized tax benefits.
Research and Development Costs: Research and development costs consist of direct and indirect costs associated with clinical trials, product development and process development expenses. These costs are expensed as incurred.
Advertising: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2024 and 2023 was approximately $11.1 million and $10.3 million, respectively, recorded within sales and marketing in the Company’s Consolidated Statements of Operations.
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
The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes option valuation model. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method for “plain vanilla” options with following characteristics: (i) the share options are granted price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 to 90 days to exercise the share options; and (v) the share options are nontransferable and non-hedgeable. The volatility assumption is based on the historical volatility of the Company’s common stock with an equivalent remaining expected term. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining expected term.
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
Fair Value Measurement: The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Fair value measurements are based on a three-tier hierarchy that prioritizes the use of observable inputs and minimizes the use on unobservable inputs. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy gives the highest priority to Level 1 inputs and lowest priority to Level 3 inputs. As of December 31, 2024 and 2023, the Company did not have any Level 2 or Level 3 assets or liabilities.

Financial instruments: The estimated fair value of financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. The fair value of the Company’s financial instruments that are included in current assets and current liabilities approximates their carrying value due to their short-term nature. The carrying amounts reported in the balance sheet for finance lease obligations are present values of the obligations, excluding the interest portion.

Loss and Gain Contingencies: The Company is periodically involved in routine litigation. As of the date the financial statements are issued, certain unresolved litigation matters may result in a loss or gain, depending on the occurrence or non-occurrence of future events. Management and legal counsel evaluate these matters to assess potential contingent liabilities and contingent gains.

Loss Contingencies - The Company continuously reviews pending litigation matters and assesses whether developments require updates to prior disclosures or previously recognized liabilities. If it is probable that a material loss has been incurred and the amount can be reasonably estimated, the Company accrues the estimated liability in its financial statements. If a potential material loss is reasonably possible but not probable, or if it is probable but cannot be reasonably estimated, the Company discloses the nature of the contingency and, if determinable and material, an estimate of the possible loss range. Assessing the likelihood and amount of potential losses requires significant judgment. If actual outcomes exceed management’s estimates, the Company’s financial condition and results of operations could be materially adversely affected.

Gain Contingencies - Potential litigation settlement gains are considered gain contingencies and are not recognized in the financial statements until they are realized. A gain is considered realized when the Company receives cash or readily convertible assets.

For further information on litigation matters, see Note 16, Commitments and Contingencies — Legal Proceedings.
Recent Accounting Standards Adopted by the Company:
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting – Improvements to Reportable Segments Disclosures" (ASU 2023-07), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The amendments in ASU 2023-07 also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for its annual period ended December 31, 2024 and will adopt for its interim periods beginning in fiscal year 2025. The adoption of ASU 2023-07 did not have a material impact on the Company’s results.

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
In March 2024, the FASB issued ASU 2024-02, "Codification Improvements." ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company is currently evaluating the impact of this standard, it is not expected to have a significant impact on the Company’s financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses." ASU 2024-03 requires public companies to disclose additional information about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in both interim and annual financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of this standard.
Note 3. Liquidity
Evaluation of Ability to Maintain Current Level of Operations
In connection with the preparation of these financial statements for the year ended December 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of these financial statements for the year ended December 31, 2024. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities and inflationary pressures. For the year ended December 31, 2024, the Company recorded a net income of approximately $8.6 million and the Company’s operating activities provided cash of $12.1 million. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $44.5 million which consists of bank deposits and money market funds.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 4. Income (Loss) Per Share Applicable to Common Stockholders
The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the years indicated.

	Year Ended December 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net income (loss)	8,550	(4,938)

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	75,929	74,985
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	2,196	—
Adjusted weighted average common shares outstanding for diluted earnings per share	78,125	74,985

Earnings (Loss) Per Share:
Basic net income (loss) per common share	$0.11	$(0.07)
Diluted net income (loss) per common share	$0.11	$(0.07)
(1) Includes a weighted average of approximately 167,000 and 174,000 nonvested shares of restricted stock for the years ended December 31, 2024 and 2023, respectively, which are participating securities that feature voting and dividend rights.
(2) Options and restricted stock outstanding, which are anti-dilutive and therefore not factored into the weighted average common shares amount above, for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Stock options	4,087	11,622
Restricted stock units	—	589
Note 5. Business Segments and Concentrations
The Company has the following three reportable segments for the years ended December 31, 2024 and 2023:
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
The Company’s reportable segments are significant operating segments that offer differentiated services. This structure reflects the Company’s current operational and financial management and provides the best structure to maximize the Company's objectives and investment strategy, while maintaining financial discipline. The Company's Chief Executive Officer, who is its chief operating decision maker (CODM), reviews financial information for each operating segment to evaluate performance and allocate resources. The Company evaluates performance and allocates resources based on reviewing net sales, gross profit (loss) and operating income (loss) by reportable segment. The Company's CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
The following tables set forth financial information by segment:

Year Ended December 31, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$76,772	$19,814	$3,011	$—	$99,597
Cost of sales	27,478	7,808	2,725	—	38,011
Gross profit	49,294	12,006	286	—	61,586
Operating expenses:
Sales and marketing:
Advertising	11,102	—	—	—	11,102
Marketing	8,346	195	4	—	8,545
Selling	9,285	40	497	—	9,822
Research and development	4,782	1,234	—	—	6,016
General and administrative	—	—	—	18,375	18,375
Operating expenses	33,515	1,469	501	18,375	53,860

Operating income (loss)	$15,779	$10,537	$(215)	$(18,375)	$7,726

Year Ended December 31, 2023	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$69,528	$11,137	$2,905	$—	$83,570
Cost of sales	24,755	4,980	3,055	—	32,790
Gross profit (loss)	44,773	6,157	(150)	—	50,780
Operating expenses:
Sales and marketing:
Advertising	10,259	—	—	—	10,259
Marketing	7,354	—	10	—	7,364
Selling	8,401	52	362	—	8,815
Research and development	4,273	685	—	—	4,958
General and administrative	—	—	—	24,983	24,983
Operating expenses	30,287	737	372	24,983	56,379

Operating income (loss)	$14,486	$5,420	$(522)	$(24,983)	$(5,599)

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Disaggregation of revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Year Ended December 31, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$76,772	$—	$—	$76,772
Food-grade Niagen®	—	17,540	—	17,540
Pharmaceutical-grade Niagen®	—	1,700	—	1,700
Subtotal Niagen® Related	76,772	19,240	—	96,012

Other Ingredients	—	574	—	574
Reference Standards	—	—	2,891	2,891
Consulting and Other	—	—	120	120
Subtotal Other Goods and Services	—	574	3,011	3,585

Total Net Sales	$76,772	$19,814	$3,011	$99,597

Year Ended December 31, 2023	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$69,528	$—	$—	$69,528
Food-grade Niagen®	—	10,550	—	10,550
Pharmaceutical-grade Niagen®	—	—	—	—
Subtotal Niagen® Related	69,528	10,550	—	80,078

Other Ingredients	—	587	—	587
Reference Standards	—	—	2,804	2,804
Consulting and Other	—	—	101	101
Subtotal Other Goods and Services	—	587	2,905	3,492

Total Net Sales	$69,528	$11,137	$2,905	$83,570
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

	Year Ended December 31,
(In millions)	2024	2023
Consumer Products Segment	$19.8	$21.3
Ingredients Segment	3.6	$2.7
Analytical Reference Standards and Services Segment	0.9	$1.0
Total net sales from international sources	$24.3	$25.0

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
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
Major customers are defined as customers whose sales or accounts receivables individually consist of more than 10% of total sales or total trade receivables, respectively. Percentage of revenues from major customers of the Company’s consumer products segment for the years indicated were as follows:

	Year Ended December 31,
Major Customers	2024	2023
A.S. Watson Group (1)	12.5%	15.4%
Life Extension	11.7%	*
* Represents less than 10%
(1) Customer was classified as a related party for part of the year. See Note 6, Related Party Transactions for further details.

The percentage of the amounts due from major customers to total accounts receivable, net as of the periods indicated were as follows:

	As of December 31,
Major Customers	2024	2023

A.S. Watson Group (1)	47.6%	52.7%
Life Extension	*	16.1%
Amazon Marketplaces	14.3%	12.2%
Wells Pharma of Houston	10.3%	*
* Represents less than 10%
(1) Customer was classified as a related party for part of the year. See Note 6, Related Party Transactions for further details.
During the year ended December 31, 2023, the Company recorded an allowance for credit loss of approximately $964,000. The higher provision was primarily a result of the Chapter 11 bankruptcy filing by iMedia Brands, Inc., which owns ShopHQ, a multiplatform interactive television network, which has been a sales channel for Tru Niagen®. As of December 31, 2023, the Company determined the balance to be uncollectible and wrote off the full provision.
For the year ended December 31, 2024, the Company recorded a recovery of credit losses of approximately $1.3 million, associated with a settlement in connection with litigation. See Note 16, Commitments and Contingencies — Legal Proceedings, 1. Elysium Health, LLC, (A) California Action for further information.
As of December 31, 2024, concentration for the Company's outstanding trade receivables is significant, with approximately 72% of the total outstanding trade receivables aggregated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.
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

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Disclosure of major vendor
The Company’s major vendor who accounted for more than 10% of the Company’s total accounts payable is as follows:

Major Vendor	As of December 31,
	2024	2023

Vendor A	47.2%	64.3%
Additionally, the Company has an exclusive manufacturer for the supply of food-grade NRC, W.R. Grace & Co. -Conn. (Grace). Effective January 1, 2025, the Company entered into a Tenth Amendment to the Manufacturing and Supply Agreement (the "Grace Manufacturing Agreement"), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). Pursuant to the Tenth Amendment and the manufacturing and supply agreement with the aforementioned third party, the Company is committed to purchase approximately $4.8 million of total inventory between January 1, 2025 and March 31, 2025. The Grace Manufacturing Agreement is set to expire on March 31, 2025, subject to further renewal of the Agreement to be negotiated by the parties. Additionally, under the Tenth Amendment, the Company and Grace maintain a binding six-month rolling forecast, which is updated monthly. As of December 31, 2024, this forecast obligates the Company to purchase approximately $11.2 million of total inventory between January 1, 2025 and June 30, 2025. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors of this Annual Report on Form 10-K, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."
Note 6. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party due to common ownership by an entity that beneficially owned more than 10% of the Company’s common stock. On August 20, 2024, this entity sold its ownership in the Company, and A.S. Watson Group ceased to be a related party as of that date.
The sale of consumer products and corresponding trade receivables to related parties during and as of the periods indicated are as follows:

	Net Sales				Trade Receivable as of
	Year Ended December 31,				December 31,
	2024		2023		2024		2023
A.S. Watson Group (1)	$8.7	million	$12.8	million	$—	million	$2.8	million

(1) Due to the change in ownership of A.S. Watson Group in 2024, sales and related trade receivables after August 20, 2024, are excluded from the amounts presented above. However, the Company has maintained its relationship with A.S. Watson Group.
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of the periods indicated are as follows:

	As of December 31,
(In thousands)	2024	2023
Consumer Products - Finished goods	$5,811	$5,962
Consumer Products - Work-in-process	2,130	3,537
Bulk ingredients	757	4,478
Reference standards	494	548
Inventories	$9,192	$14,525

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 8. Intangible Assets, Net
Intangible assets as of the periods indicated consisted of the following:

		As of December 31,
(In thousands, except years)	Weighted Average Life (Years)	2024	2023

Healthspan Research LLC Acquisition	10	$1,346	$1,346
License agreements and other	9	1,013	1,013
Less: Accumulated amortization		(2,000)	(1,849)
Intangible assets, net		$359	$510
During the years ended December 31, 2024 and 2023, amortization expense was approximately $151,000 and $158,000, respectively. During the year ended December 31, 2023, the Company identified intangible assets which were impaired due to the cessation of use of certain intellectual properties, resulting in an impairment charge of $3,000 and the removal of the intangible balances from the gross asset and accumulated amortization amounts approximating $630,000 and $627,000, respectively.
Estimated amortization expense for each of the years ended December 31 is as follows:

(In thousands)
Year	Amount
2025	$151
2026	151
2027	42
2028	12
2029	2
Thereafter	1
$359
Note 9. Leasehold Improvements and Equipment, Net
Leasehold improvements and equipment as of the periods indicated consisted of the following:

	As of December 31,
(In thousands)	2024	2023
Laboratory equipment	$3,076	$3,272
Leasehold improvements	2,209	2,148
Computer equipment	574	665
Implementation costs - cloud computing arrangements	1,218	1,135
Furniture and fixtures	320	322
Construction in progress	86	5
	7,483	7,547
Less: Accumulated depreciation	(5,764)	(5,410)
Leasehold improvements and equipment, net	$1,719	$2,137
Depreciation expense on leasehold improvements and equipment for the years ended December 31, 2024 and 2023 was approximately $663,000 and $870,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to ten years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
During the years ended December 31, 2024 and 2023, the Company sold or disposed of certain leasehold improvements and equipment resulting in a gain of $19,000 and $5,000, respectively. At the time of sale or disposal, the related cost and accumulated depreciation were removed from the respective accounts.
Note 10. Leases
Operating Leases
The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases with varying expirations extending through fiscal year 2029. The lease agreements provide for renewal options and rent escalation over the lease term as well as require the Company to pay maintenance, insurance and property taxes.
On October 11, 2023, the Company amended its existing office space lease in Los Angeles, California. In accordance with Accounting Standards Codification (ASC) 842, the amended lease agreement is considered modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the lease agreement were remeasured based on the change in the lease conditions, which included rent abatement totaling approximately $355,000. The reassessed value of the ROU asset and lease liability as of the modification date was $1.0 million and $1.2 million, respectively. The lease term remained unchanged and extends through March 31, 2027 and provides one option to extend for an additional five years.
As of December 31, 2024 and 2023, the Company had ROU assets of $1.7 million and $2.4 million, respectively, and corresponding operating lease liabilities of $2.6 million and $3.3 million, respectively.

The components of operating lease expense for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Operating leases
Operating lease expense	$886	$905
Variable lease expense (1)	411	293
Operating lease expense	1,297	1,198
Short-term lease rent expense	17	16
Total expense	$1,314	$1,214
1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Consolidated Statements of Operations.
As of December 31, 2024, the weighted average remaining lease term for operating leases is 3.3 years and the weighted average discount rate used to determine the operating lease liabilities is 7.1%.
Future minimum lease payments under operating leases as of December 31, 2024 are as follows:

(In thousands)
Year	Amount
2025	$1,135
2026	901
2027	491
2028	357
2029	30
Thereafter	—
Total	2,914
Less: Present value discount	(275)
Present value of total operating lease liabilities	2,639
Less: Current portion	(982)
Long-term obligations under operating leases	$1,657

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Note 11. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2023, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 3.65 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of December 31, 2024, there were approximately 4.7 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.
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
Stock Options
The fair value of the Company’s stock options that are not market or performance based was estimated at the date of grant using the Black-Scholes based option valuation model. The table below outlines the weighted average assumptions for options granted during the years indicated:

	Year Ended December 31,
Weighted Average:	2024	2023
Expected term (years)	6.4	6.2
Volatility	74.4%	75.4%
Risk-free rate	4.3%	3.6%
Dividend Yield	0%	0%

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Service Period Based Stock Options
The majority of options granted by the Company are comprised of service based options. These options vest ratably over the requisite service period of the award.
The following table summarizes activity of service period-based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2022	9,397	$4.21	6.2	$44
Options Granted	2,764	1.78
Options Exercised	—	—		—
Options Forfeited / Expired	(1,580)	3.84
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4
Options Granted	3,425	1.83
Options Exercised	(2,053)	2.65		4,326
Options Forfeited / Expired	(2,576)	3.70
Outstanding at December 31, 2024	9,377	$3.17	6.1	$22,988	*

Exercisable at December 31, 2024	5,873	$3.93	4.4	$10,959	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $5.31, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2024
Performance Based Stock Options
The Company also grants stock option awards that are performance based and vest based on the achievement of certain criteria established by the Compensation Committee. The related performance criteria has passed for these performance based stock options and no further stock options are pending performance determinations. For performance criteria met, the applicable stock options vested and expense was recognized. For performance criteria not met, the compensation expense was not recognized and the applicable stock options were forfeited.
The following table summarizes activity of performance based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2022	41	$4.34	1.1	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2023	41	$4.34	0.1	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	(41)	4.34
Outstanding and Exercisable at December 31, 2024	—	$—	—	$—

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Market Based Stock Options
The Company grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price.
The following table summarizes activity of market based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2022	1,000	$4.24	4.8	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2023	1,000	$4.24	3.8	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2024	1,000	$4.24	2.8	$1,070	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $5.31, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2024.
Restricted Stock Units
The following table summarizes activity of restricted stock units during the years indicated:

(In thousands except per share fair value)	Number of Units	Weighted Average Fair Value
Unvested shares at December 31, 2022	650	$2.77
Granted	429	1.82
Vested	(398)	2.86
Forfeited	(92)	2.36
Unvested shares at December 31, 2023	589	$2.08
Granted	479	1.52
Vested	(271)	2.34
Forfeited	(188)	1.70
Unvested shares at December 31, 2024	609	$1.64

Expected to vest as of December 31, 2024	609	$1.64

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the years indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2022	183	$3.25
Granted	—	—
Vested	(16)	4
Forfeited	—	—
Unvested shares at December 31, 2023	167	$3.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2024	167	$3.15

Expected to vest as of December 31, 2024	167	$3.15
Share-based Compensation
Share-based compensation expenses for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Share-based compensation expense
Cost of sales	$319	$330
Sales and marketing	745	1,075
Research and development	718	993
General and administrative	1,874	2,353
Total	$3,656	$4,751
In future periods, the Company expects to recognize approximately $3.6 million and $0.7 million in share-based compensation expense for unvested options and unvested restricted stock units, respectively, that were outstanding as of December 31, 2024. Future share-based compensation expense will be recognized over 1.9 and 1.7 weighted average years for unvested options and restricted stock units, respectively.

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

In exchange for the rights granted in the Supply Agreement, NHSc committed to an initial purchase of NRCL totaling approximately $2.0 million. NHSc fulfilled this commitment during the fourth quarter of 2022, with $1.7 million involving a bill-and-hold arrangement. The Supply Agreement also provides for NHSc to pay a royalty to the Company at tiered percentage rates in the low-single digits based on worldwide annual net sales of the Approved Products, subject to certain deductions. Furthermore, the Supply Agreement provides for NHSc to pay the Company two separate one-time milestone payments in the low seven figures depending on whether NHSc achieves certain net sales targets in any contract year. During the years ended December 31, 2024 and December 31, 2023, no royalty or milestone payments were earned.

Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. The Company initially recorded $5.0 million in deferred revenue under the original agreement, which was received in connection with an upfront payment and a product launch fee. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms to be delivered for the duration of the contract term including renewal options as estimated by the Company. Revenue recognized from deferred revenue and the corresponding deferred revenue balance for the years indicated is as follows:

(In thousands)	Year Ended December 31,		At December 31,
	2024	2023	2024	2023
Revenue recognized from deferred revenue	$732	$644
Deferred revenue balance			$2,579	$3,311
Note 13. Income Taxes
The provision for income taxes for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Current:
Federal	$—	$—
State	305	—
	$305	$—
Deferred:
Federal	—	—
State	—	—
	$—	$—
Total	$305	$—

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
A reconciliation of income taxes computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is summarized as follows:

	Year Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(5.2)	(5.5)
Permanent differences	2.3	10.8
Change in state tax rate	(1.3)	(0.3)
Changes of state net operating losses	—	0.3
Change in stock options and restricted stock	—	12.7
Change in valuation allowance	23.9	2.7
Federal to state differences	(1.7)	—
Other	(0.5)	0.3
Effective tax rate	(3.5)%	0.0%

The Company's deferred tax assets and liabilities for the years indicated are summarized below:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$35,224	$36,735
Stock options and restricted stock	3,849	4,484
Inventory reserve	185	343
Allowance for doubtful accounts	25	18
Accrued expenses	1,746	2,194
Research and development expense	2,507	1,666
Deferred revenue	676	878
Leasehold improvements and equipment	124	99
Intangibles	102	105
Operating leases	238	227
	44,676	46,749
Less: Valuation allowance	(44,290)	(46,391)
Total deferred tax assets	386	358
Deferred tax liabilities:
Prepaid expenses	(386)	(358)
Total deferred tax liabilities	(386)	(358)
Net deferred tax assets (liabilities)	$—	$—
For the year ended December 31, 2024, the Company’s effective tax rate was 3.5%. The Company reduced its valuation allowance by approximately $2.1 million, to $44.3 million as of December 31, 2024 from $46.4 million as of December 31, 2023. For the year ended December 31, 2023, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 0%. For the years ended December 31, 2024 and 2023, the Company identified $36,750 and $106,000, respectively, in U.S. taxable income on global intangible low-taxed income (GILTI).

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2024, the Company’s net operating loss (NOL) carryforwards for federal and state income tax purposes are approximately $133.3 million and $107.9 million, respectively, portions of which were reduced in the year ended December 31, 2024 for both federal and state. During the year ended December 31, 2024, $7.6 million of federal NOL carryforwards and $1.7 million of state NOL carryforwards were reduced against taxable income. The Company’s federal NOL carryforward of $103.6 million generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2017, is limited to 80% of taxable income.
Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. The Company has not performed an analysis of IRC Section 382 recently due to net operating losses, dating back to 2004. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of the majority of the benefits from these attributes.

During the first quarter of 2024, the Company was notified that it was selected for examination by the IRS for its federal income tax return for the fiscal year 2021 period. The examination was completed in the third quarter of 2024, with no changes recommended. The Company is currently not under examination by the Internal Revenue Service or any other major income tax jurisdiction. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2024 and December 31, 2023.
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
On November 18, 2024, the Company entered into a sixth amendment to the Credit Agreement. The amendment revised a letter of credit sublimit, under which the lender may issue letters of credit on behalf of the Company up to a maximum of $3.0 million. The issuance or renewal fee for letters of credit is 2.00% per annum of the face amount, with additional fees applicable for amendments, transfers, and cancellations. The amendment further provided that any letter of credit obligations will be treated as advances for purposes of determining availability under the credit limit. On November 21, 2024, a letter of credit for approximately $2.1 million was issued on behalf of the Company. See Note 16, Commitments and Contingencies - Royalties for further information. As of December 31, 2024, the Company had no outstanding debt under this line of credit arrangement.
If the Company draws from the line of credit, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on the maturity date. The Credit Agreement includes quick ratio financial covenants. If the Company draws from the line of credit, the Company is also subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, the amount of the Company’s cash maintained at Western Alliance Bank, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, among other customary covenants. As the Company had no borrowings under the line of credit as of December 31, 2024, the Company was in compliance with the covenants of this agreement.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
Debt Issuance Costs
For the years ended December 31, 2024 and 2023, the Company incurred debt issuance costs of approximately $52,000 and $75,000, respectively, in connection with this line of credit arrangement and had an unamortized balance of approximately $39,000 and $68,000 as of December 31, 2024 and 2023, respectively. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.
Other Available Sources of Financing
In June 2023, the Company filed a new $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $47.8 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, with B. Riley FBR, Inc. and Raymond James & Associates, Inc. (ATM Facility). On November 20, 2024, the Company entered into an amendment (the “Amendment”) to the ATM Facility in order to (i) revise the list of sales agents under the program to include Roth Capital Partners, LLC, (ii) remove B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) as sales agent, (iii) update the provisions regarding notice accordingly, and (iv) make other conforming changes. As a result of the Amendment, Raymond James & Associates, Inc. and Roth Capital Partners , LLC will continue as the sales agents. As of December 31, 2024, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well as market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited.
Note 15. Joint Venture

On September 30, 2022, Asia Pacific Scientific, Inc., an indirect wholly owned subsidiary of the Company, and Hong Kong (China) Taikuk Group Ltd (Taikuk) entered into a shareholders agreement (the “Shareholders Agreement”) pursuant to which Taikuk had agreed to contribute $1.0 million (the “Subscription Price”) in exchange for an 11% non-voting equity interest in ChromaDex Asia Pacific Ventures Limited, a subsidiary of Asia Pacific Scientific, Inc. (the “Joint Venture” or “JV”). Additionally, the Company was to pay $1.0 million in cash to Taikuk (the “Taikuk Fee”) upon the closing of the Shareholders Agreement (the “Closing”). The Company and Taikuk had mutually agreed that no exchange of funds for the Taikuk Fee and Subscription Price was necessary and, accordingly, no cash has or will exchange hands related to these provisions of the Shareholders Agreement. The articles of association of the JV were amended and restated simultaneously with the Closing.
The purpose of the JV was to commercialize Tru Niagen® and other products containing nicotinamide riboside to be developed by the Company in the ordinary course (the “Products”) in Mainland China and its territories, excluding Hong Kong, Macau and Taiwan (the “Territory”). The Shareholders Agreement has an initial term of 20 years, unless earlier terminated. Under the Shareholders Agreement, the Company indirectly owned an 89% equity interest (and all of the voting interests) in the JV and had the right to elect all three directors of the JV.
Prior to being able to commercialize the Products in the Territory, the JV was to obtain all applicable regulatory approvals, including “Blue Hat” or health food registration with the Peoples Republic of China State Administration for Market Regulation for Products in the name of the Company or its designee (collectively, the “Blue Hat Registration”). Upon completion of Blue Hat Registration, the Company would make a payment of $1.0 million in cash to Taikuk (the “Blue Hat Registration Fee”). If the Blue Hat Registration was not obtained within 24 months of the Closing (which could have been extended by an additional 12 months upon mutual consent of the parties), the JV had an option to repurchase the 11% non-voting interest purchased by Taikuk for $1 (the “Right of Repurchase”). The Right of Repurchase functions as a performance vesting condition under ASC 718 and the 11% non-voting equity interest is accounted for as nonemployee share-based compensation. The equity interest would have only vested if Blue Hat Registration was achieved, at which time the minority interest would have been recorded.
On September 27, 2024, the Company sent a notification of non-extension to Taikuk providing that the Registration Period was due to expire on October 1, 2024 and that the Company did not elect to extend the Registration Period. As a result, Blue Hat Registration under the JV is no longer possible, and no amounts related to the Blue Hat Registration Fee or the 11% non-voting interest have been or will be recognized. On December 16, 2024, the Company exercised its Right of Repurchase and bought back the 11% non-voting interest from Taikuk for $1, effectively terminating the Shareholders Agreement and joint venture. As of December 31, 2024, ChromaDex Asia Pacific Ventures Limited is a wholly owned subsidiary.

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
Future minimum payments under inventory purchase obligations as of December 31, 2024 are as follows:

(In thousands)
Year	Amount
2025	$11,163
$11,163
Royalties
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
On November 27, 2024, ChromaDex entered into a Supplemental Agreement (the “Supplemental Agreement”) with the Trustees of Dartmouth College (“Dartmouth,” and together with ChromaDex, the “Parties”). The Supplemental Agreement supplements the exclusive license agreements entered into between the Parties dated July 13, 2012 (as amended and restated as of March 13, 2017 and December 29, 2020, the “2012 Agreement”) and May 16, 2014 (together with the 2012 Agreement, the “Exclusive License Agreements”) pursuant to which ChromaDex received an exclusive license under Dartmouth-owned U.S. patents (the “Dartmouth Patents”).

Under the Supplemental Agreement, Dartmouth agreed, subject to certain conditions specified in the Supplemental Agreement and the fulfillment of ChromaDex’s obligations under the Agreement, (i) to waive certain accrued but unpaid royalties, license fees, and maintenance expenses owed by ChromaDex under the Exclusive License Agreements, which totaled an aggregate of $3.5 million, and (ii) that no additional royalties, license fees, maintenance or other expenses or other payments will be assessed by Dartmouth or payable by the Company to Dartmouth for the Dartmouth Patents after the effective date of the Agreement. The waiver was contingent upon ChromaDex securing a bond (the “Appeal Bond”) for the amount of the fee judgement, if any, related to the Delaware patent infringement case against Elysium Health, Inc. filed by the Company and Dartmouth relating to the Dartmouth Patents. On November 21, 2024, the Appeal Bond was secured through a letter of credit issued on behalf of the Company, which was supported by the Company's line of credit. See Note 14, Line of Credit and Other Available Sources of Financing for more information regarding the letter of credit issuance and its connection to the line of credit. As a result, for the year ended December 31, 2024, the Company reversed $3.5 million of previously accrued royalties, license fees, and maintenance expenses under accrued expenses in its Consolidated Balance Sheets and recorded a reduction in royalty expense, license fees, and maintenance expenses in general and administrative expenses in its Consolidated Statements of Operations. For information regarding the Delaware patent infringement case against Elysium Health, Inc. see Legal Proceedings below.
Excluding the reversed royalties, total royalty expense including license maintenance fees for the years ended December 31, 2024 and 2023 was approximately $1.2 million and $2.1 million, respectively.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2024, future minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands)
Year	Amount
2025	$202
2026	197
2027	176
2028	124
2029	94
$793
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

Following the court’s January 16, 2020 order, ChromaDex’s claims asserted in the California Action, among other allegations, were that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between ChromaDex and Elysium (pTeroPure® Supply Agreement), (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between ChromaDex and Elysium, as amended (“Niagen® Supply Agreement”), (iii) Defendants misappropriated ChromaDex trade secrets, (iv) Morris breached two confidentiality agreements, (v) Morris breached his fiduciary duty to ChromaDex, and (vi) Elysium aided and abetted Morris’s breach of fiduciary duty. ChromaDex sought damages, interest, and other relief.

Elysium’s claims alleged in the California Action were that (i) ChromaDex breached the Niagen® Supply Agreement, (ii) ChromaDex fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between ChromaDex and Elysium (the “License Agreement”), (iv) ChromaDex misused its patent rights, and (v) ChromaDex was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium sought damages, restitution, a declaratory judgment, and other relief.

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
On February 18, 2022, ChromaDex and Elysium jointly filed a notice informing the court that ChromaDex had filed in the U.S. District Court for the Southern District of New York (SDNY Court) a motion to enforce a settlement agreement between ChromaDex and Elysium. On April 22, 2022, ChromaDex and Elysium jointly filed a notice informing the court that the SDNY Court had granted ChromaDex’s motion to enforce the settlement agreement. On August 22, 2022, ChromaDex filed a motion for entry of judgment pursuant to Federal Rule of Civil Procedure 54(b) on the basis that the settlement agreement was enforceable and resolved the claims and counterclaims tried to the jury in the California Action. On September 13, 2022, the court denied ChromaDex, Inc.’s motion for entry of judgment pursuant to Rule 54(b).
On September 28, 2022, ChromaDex, Inc., Elysium, and Mark Morris filed a joint stipulation requesting that the court stay the California Action pending the final resolution of ChromaDex, Inc.’s appeal in the U.S. Court of Appeals for the Federal Circuit captioned ChromaDex, Inc. v. Elysium Health, Inc., No. 2022-1116 (the “Federal Circuit Appeal”). On September 28, 2022, the court issued an order staying the California Action pending the final resolution of the Federal Circuit Appeal. The California Action remained stayed until early 2024.
On February 23, 2024, ChromaDex, Elysium, and Mark Morris filed a joint status report and stipulation requesting that the court approve a schedule for briefing concerning the judgment in the California Action. On February 26, 2024, the court approved the joint stipulation and adopted the parties’ proposed briefing schedule. On April 26, 2024, ChromaDex filed its motion for entry of final judgment. On August 13, 2024, the court granted ChromaDex’s motion for entry of final judgment and entered a judgment requiring Elysium to pay to ChromaDex the sum of $2,500,000. On September 11, 2024, Elysium and Mark Morris filed a notice of appeal. On September 25, 2024, ChromaDex filed a notice of conditional cross-appeal.

On September 3, 2024, ChromaDex filed with the district court a motion for attorney’s fees, costs, and interest. On October 8, 2024, the court issued an order granting ChromaDex’s request for interest and denying ChromaDex’s request for attorney’s fees and costs. In its October 8, 2024 order, the court awarded to ChromaDex pre-judgment interest in the amount of $21,768.82 and post-judgment interest accruing at the rate of 4.46 percent per annum until satisfaction of the $2,500,000 judgment. On November 7, 2024, ChromaDex filed a notice of appeal from the court’s order denying ChromaDex’s request for attorney’s fees and costs.

On December 24, 2024, the parties reached a binding settlement agreement (the “Settlement Agreement”) to resolve the California Action, including any outstanding post-judgment matters, as well as each of the above-referenced appeals pending in the U.S. Court of Appeals for the Ninth Circuit (the “Appeals”). On December 26, 2024, pursuant to the Settlement Agreement, the parties filed with the district court a joint stipulation to amend the judgment, whereby the parties requested that the court vacate the August 13, 2024 judgment and enter an amended judgment consistent with the terms of the Settlement Agreement.

On December 27, 2024, the court vacated the August 13, 2024 judgment and entered an amended judgment consistent with the terms of the parties’ Settlement Agreement as stated in the parties’ December 26, 2024 joint stipulation. Pursuant to the Settlement Agreement and the December 27, 2024 judgment: (i) Elysium must pay a total of $2,650,000 to ChromaDex to resolve the California Action and the Appeals (the “Settlement Payment”); (ii) the $2,650,000 Settlement Payment shall be paid in two equal installments of $1,325,000 each, the first of which was to be paid on or before December 31, 2024 (the “First Installment”), and the second of which is to be paid on or before March 31, 2025 (the “Second Installment”); (iii) if Elysium fails to timely pay either installment of the Settlement Payment, ChromaDex shall be entitled to recover from Elysium reasonable attorney’s fees and interest. The December 27, 2024 judgment also provides that the district court shall retain jurisdiction of the California Action until April 30, 2025 for the purposes of enforcing the terms of the December 27, 2024 judgment and the Settlement Agreement.

On December 27, 2024, ChromaDex received from Elysium payment of the First Installment in the amount of $1,325,000, which ChromaDex recorded as a recovery of credit losses within general and administrative expense in its Consolidated Statements of Operations. On December 30, 2024, pursuant to the Settlement Agreement, the parties filed with the Ninth Circuit a stipulated motion to voluntarily dismiss the pending Appeals, and on December 31, 2024, the Ninth Circuit dismissed the Appeals.

Table of Contents	ChromaDex Corporation and Subsidiaries Notes to the Consolidated Financial Statements
(B) Delaware - Patent Infringement Action
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
extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, ChromaDex filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. On May 23, 2024, Elysium filed its opening brief. On June 6, 2024, ChromaDex filed its response brief. On June 13, 2024, Elysium filed its reply brief. On August 20, 2024, the Court issued a ruling on the parties’ disputes regarding the amount of fees and costs and instructed the parties to meet and confer about the next steps in light of the ruling. On October 1, 2024, the parties submitted a joint motion for entry of judgment. On October 28, 2024, the court issued its final judgement resolving the amount of fees and costs granting $9.2 million, plus judgment interest on this amount calculated at a rate of 5.02% compounded annually on any unpaid balance for the period from March 25, 2024, until ChromaDex pays the total sum owed. On December 4, 2024, ChromaDex filed an unopposed motion in the district court to approve bond and stay enforcement under Rule 62. On December 6, 2024, the Court granted the motion. On November 25, 2024, ChromaDex appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, ChromaDex filed its opening appeal brief. Elysium’s response brief is currently due on April 7, 2025. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of ChromaDex’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of December 31, 2024, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

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

The Company determined that it qualified for the ERTC in the last three quarters of 2020 and all three quarters of 2021 and filed a claim for the credit in August 2022. During the quarter ended September 30, 2022, the Company recorded an aggregate benefit of approximately $2.1 million to reflect the ERTC for all eligible quarters.

During the year ended December 31, 2023, the Company collected $0.9 million related to the ERTC. No amounts related to the ERTC were collected during the year ended December 31, 2024. As of December 31, 2024, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of 2023, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. The Company is diligently monitoring the situation to ensure continued compliance.
Note 18. Subsequent Events

Amendment to Amended and Restated Executive Employment Agreement

On February 25, 2025, the Company and Robert Fried, the Chief Executive Officer of the Company and a member of the Company’s Board of Directors (the “Board”), entered into an amendment (the “Amendment”) to the Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between the Company and Mr. Fried (the “Employment Agreement”). The Amendment provides that (i) effective January 1, 2025, Mr. Fried will be entitled to receive a base salary of $650,000, and (ii) commencing with fiscal year 2025, Mr. Fried’s target performance bonus opportunity will be 75% of his base salary.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.17 to this Annual Report on Form 10-K.

Grant of Performance Stock Units

On February 25, 2025, the Board of Directors, following the recommendation of its Compensation Committee, approved the grant of 1,518,600 performance stock units ("PSUs") to the Company's Chief Executive Officer under the 2017 Equity Incentive Plan. The PSUs vest based on the achievement of specified stock price performance thresholds over a seven-year period, with vesting occurring in increments upon acheiving and maintaining target volume-weighted average prices for a minimum period. Any unvested PSUs will be forfeited at the end of the performance period, and vested shares will be subject to transfer restrictions. In the event of a Change in Control (as defined in the PSU Award Agreement) or certain termination scenarios, modified vesting terms may apply.

The foregoing summary of the PSUs does not purport to be complete and is qualified in its entirety by reference to the full text of the PSU Award Agreement, a copy of which is attached as Exhibit 10.18 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On October 8, 2024, Marcum LLP (“Marcum”), the Company’s former independent registered public accounting firm, notified the Company of its resignation from its role as the Company’s independent registered public accounting firm, effective October 31, 2024. On December 13, 2024, the Company engaged Crowe LLP as its new independent registered public accounting firm. These changes were previously disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 11, 2024 and December 16, 2024, respectively.

The disclosures in those reports include the details required by Item 304 of Regulation S-K, including the absence of any (i) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or (ii) or reportable events, each as defined in Item 304(a)(1)(iv) of Regulation S-K. A copy of Marcum's letter addressed to the SEC was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits the Company to provide only management's report in this annual report.
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
Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 9C. Disclosures regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Proxy Statement as follows:

•The information relating to our executive officers is to be included in the section entitled “Information about our Executive Officers,”
•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance,”
•The information relating to our audit committee and audit committee financial expert is to be included in the section “Information Regarding the Board of Directors and Corporate Governance,” and
•The information relating to our insider trading policies and procedures required by Item 408(b) of Regulation S-K is to be included in the section “Our Insider Trading Policy”, and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”

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
Item 14. Principal Accountant Fees and Services
Marcum LLP served as our independent registered public accounting firm from January 1, 2024 to October 31, 2024. Effective December 13, 2024, Crowe LLP, Audit Firm ID: 173, is our independent registered public accounting firm.
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
(a)(3) List of Exhibits
INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008	8-K	333-140056	2.1	6/24/2008
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	001-37752	3.1	4/12/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-37752	3.1	3/17/2023
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock effective as of December 10, 2018	10-K	001-37752	4.5	3/7/2019
4.2	Description of Common Stock of the Registrant	10-K	001-37752	4.6	3/10/2020
4.3	Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	5/10/2019
4.4	Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.1	8/15/2019
4.5	Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	4/29/2020
4.6	Registration Rights Agreement, dated as of September 30, 2022, by and among the Registrant and the parties thereto	8-K	001-37752	10.3	10/3/2022
10.1	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (1)+	DEF 14A	000-53290	Appendix B	5/4/2010
10.2	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.3	6/24/2008
10.3	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.4	6/24/2008
10.4	ChromaDex Corporation 2017 Equity Incentive Plan, as amended +	8-K	001-37752	10.1	6/20/2023
10.5	Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (1)+	8-K	000-53290	10.1	4/22/2010
10.6	Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	8-K	001-37752	10.2	6/28/2018
10.7	Waiver of bonus compensation agreement dated February 13, 2023, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	10-K	001-37752	10.6	3/8/2023
10.8	Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc.*	10-Q	000-53290	10.2	8/13/2015
10.9	License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc.*	10-K	000-53290	10.40	3/19/2015
10.10	First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc.	10-Q	001-37752	10.7	11/10/2016
10.11	Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc.	8-K	000-53290	10.1	4/20/2016
10.12	First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC	10-Q	001-37752	10.8	11/4/2020
10.13	Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers +	8-K	001-37752	10.1	12/16/2016
10.14	Amended and Restated Non-Employee Director Compensation Policy +	10-Q	001-37752	10.4	8/9/2018

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.15	Form of Restricted Stock Award Agreement for Robert Fried +	10-Q	001-37752	10.3	5/11/2017
10.16	Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant +	8-K	001-37752	10.1	6/28/2018
10.17	Amendment to Amended and Restated Executive Employment Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.1	2/27/2025
10.18	Performance Stock Unit Award Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.2	2/27/2025
10.19	Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.50	3/7/2019
10.20	First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.51	3/7/2019
10.21	Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.52	3/7/2019
10.22	Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.53	3/7/2019
10.23	Fourth Amendment to Lease, dated December 20, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.24	3/6/2024
10.24	Fifth Amendment to Lease, dated May 21, 2021, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	8/3/2021
10.25	Sixth Amendment to Lease, dated October 11, 2023, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	11/8/2023
10.26	Securities Purchase Agreement dated April 26, 2017, by and among the Company and the Purchasers	8-K	001-37752	99.1	4/27/2017
10.27	Amended and Restated Supply Agreement, dated October 10, 2022, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.6	11/2/2022
10.28	First Amendment to the Amended and Restated Supply Agreement, dated August 16, 2023, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.2	11/8/2023
10.29	At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc.	S-3	333-237144	1.2	6/12/2020
10.30	Amendment No. 1, dated November 20, 2024, to the At Market Issuance Sale Agreement, dated June 12, 2020	8-K	001-37752	1.1	11/21/2024
10.31	Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.45	3/10/2020
10.32	First Modification to Business Financing Agreement dated October 7, 2020, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.43	3/12/2021
10.33	Second Modification to Business Financing Agreement dated November 10, 2021, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.42	3/14/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.34	Consent to Business Financing Agreement, dated January 14, 2021, by and among Western Alliance Bank and ChromaDex Corporation	10-Q	001-37752	10.4	5/6/2021
10.35	Third Modification to Business Financing Agreement dated December 11, 2021 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/14/2021
10.36	Fourth Modification to Business Financing Agreement dated November 9, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/13/2023
10.37	Fifth Modification to Business Financing Agreement dated December 8, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.2	12/13/2023
10.38	Sixth Modification to Business Financing Agreement dated November 18, 2024 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.					X
10.39	Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.1	11/4/2020
10.40	First Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.2	11/4/2020
10.41	Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	11/4/2020
10.42	Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.4	11/4/2020
10.43	Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.5	11/4/2020
10.44	Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.6	11/4/2020
10.45	Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.7	11/4/2020
10.46	Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	8/3/2021
10.47	Eighth Amendment to Manufacturing and Supply Agreement, dated as of December 14, 2022, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-K	001-37752	10.50	3/8/2023
10.48	Ninth Amendment to Manufacturing and Supply Agreement, dated as of November 2, 2023, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-Q	001-37752	10.3	11/8/2023

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
10.49	Tenth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2025, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-Q	001-37752	10.2	10/31/2024
10.50	Exclusive License Agreement, dated September 8, 2011, by and between ChromaDex, Inc. and The Regents of the University of California **	10-Q	001-37752	10.1	11/3/2021
10.51	Lease, dated November 24, 2021, by and between Flight Phase I Owner, LLC and ChromaDex Corporation	10-K	001-37752	10.59	3/14/2022
10.52	First Amendment to the Joint Ownership Management Agreement, effective March 9, 2022, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.5	5/12/2022
10.53	Joint Ownership Management Agreement, effective October 9, 2015, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.6	5/12/2022
10.54	Securities Purchase Agreement, dated September 30, 2022, by and among the Company and the Purchasers	8-K	001-37752	10.2	10/3/2022
10.55	Securities Purchase Agreement, dated as of October 10, 2022, by and between the Company and the Purchaser *	8-K	001-37752	10.1	10/11/2022
10.56	Executive Employment Agreement, dated January 1, 2023, by and between Brianna Gerber and the Registrant +	8-K	001-37752	10.1	1/5/2023
10.57	Letter Agreement and Consulting Agreement, dated as of June 25, 2024, by and between the Company and Brianna Gerber	8-K	001-37752	10.1	6/25/2024
10.58	Amended and Restated Incentive Compensation Recoupment Policy +	10-K	001-37752	10.60	3/6/2024
10.59	Offer Letter, dated September 10, 2024, by and between Ozan Pamir and ChromaDex, Inc. +	8-K	001-37752	10.1	9/20/2024
10.60	Offer Letter, dated June 27, 2024, by and between Carlos Lopez and ChromaDex, Inc. +					X
16.1	Letter from Marcum LLP, dated as of October 11, 2024, addressed to the Securities and Exchange Commission	8-K	001-37752	16.1	10/11/2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of ChromaDex Corporation					X
23.1	Consent of Crowe, LLP, Independent Registered Public Accounting Firm					X
23.2	Consent of Marcum, LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Dodd-Frank Clawback Policy +	10-K	001-37752	97.1	3/6/2024

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

(1)	Plan and related Forms were assumed by ChromaDex Corporation pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among ChromaDex Corporation (formerly Cody Resources, Inc.), CDI Acquisition, Inc. and ChromaDex, Inc.
(2)	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ChromaDex Corporation undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that ChromaDex Corporation may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMADEX CORPORATION

By:	/s/ ROBERT FRIED
Robert Fried Chief Executive Officer
Date: March 4, 2025
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Fried and Ozan Pamir, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 4, 2025
Robert Fried	(Principal Executive Officer)

/s/ OZAN PAMIR	Chief Financial Officer	March 4, 2025
Ozan Pamir	(Principal Financial and Accounting Officer)

/s/ FRANK JAKSCH JR.	Chairman of the Board and Director	March 4, 2025
Frank Jaksch Jr.

/s/ STEVEN RUBIN	Director	March 4, 2025
Steven Rubin

/s/ WENDY YU	Director	March 4, 2025
Wendy Yu

/s/ GARY NG	Director	March 4, 2025
Gary Ng

/s/ ANN COHEN	Director	March 4, 2025
Ann Cohen

/s/ KRISTIN PATRICK	Director	March 4, 2025
Kristin Patrick

/s/ HAMED SHAHBAZI	Director	March 4, 2025
Hamed Shahbazi