Form 10-Q
period 2025-03-31
Niagen Bioscience, Inc.
filed 2025-05-07
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Commission File Number: 001-37752

NIAGEN BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2940963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 600, Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (310) 388-6706

ChromaDex Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each exchange on which registered
Common Stock, $0.001 par value per share	NAGE	The Nasdaq Capital Market

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
As of May 5, 2025 there were 78,769,662 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2025

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$55,616	$44,660
Trade receivables, net of allowances of $102 and $95, respectively	7,052	7,768
Inventories	11,185	9,192
Prepaid expenses and other assets	2,365	2,482
Total current assets	76,218	64,102

Leasehold improvements and equipment, net	1,655	1,719
Intangible assets, net	322	359
Right-of-use assets, net	2,684	1,730
Other long-term assets	458	368
Total assets	$81,337	$68,278
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,632	$8,526
Accrued expenses	9,050	7,817
Current maturities of operating lease obligations	939	982
Current maturities of finance lease obligations	9	12
Customer deposits	207	611
Total current liabilities	20,837	17,948
Deferred revenue	2,579	2,579
Operating lease obligations, less current maturities	2,576	1,657
Total liabilities	25,992	22,184

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 78,433 shares and 77,330 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	78	77
Additional paid-in capital	232,119	227,931
Accumulated deficit	(176,847)	(181,910)
Cumulative translation adjustments	(5)	(4)
Total stockholders' equity	55,345	46,094
Total liabilities and stockholders' equity	$81,337	$68,278
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Sales, net	$30,481	$22,153
Cost of sales	11,150	8,697
Gross profit	19,331	13,456

Operating expenses:
Sales and marketing	8,117	6,740
Research and development	1,258	2,095
General and administrative	5,184	5,352
Total operating expenses	14,559	14,187
Operating income (loss)	4,772	(731)

Nonoperating income:
Interest income, net	459	239

Income (loss) before provision for income taxes	5,231	(492)
Provision for income taxes	168	—
Net income (loss)	$5,063	$(492)

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.01)
Diluted	$0.06	$(0.01)

Weighted average common shares outstanding:
Basic	77,810	75,230
Diluted	83,232	75,230
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Exercise of stock options	874	1	3,113	—	—	3,114
Issuance of restricted stock	229	—	—	—	—	—
Share-based compensation	—	—	1,075	—	—	1,075
Translation adjustment	—	—	—	—	(1)	(1)
Net income	—	—	—	5,063	—	5,063
Balance, March 31, 2025	78,433	$78	$232,119	$(176,847)	$(5)	$55,345

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of restricted stock	147	—	—	—	—	—
Share-based compensation	25	—	984	—	—	984
Translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(492)	—	(492)
Balance, March 31, 2024	75,153	$75	$219,829	$(190,952)	$(1)	$28,951

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$5,063	$(492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	158	178
Amortization of intangibles	37	38
Noncash lease expense	173	174
Share-based compensation expense	1,075	984
Loss on disposal of leasehold improvements and equipment	4	—
(Recovery of) / Allowance for credit losses	(1,321)	35
Non-cash financing costs	13	21
Changes in operating assets and liabilities:
Trade receivables	2,037	(1,405)
Inventories	(1,993)	2,030
Implementation costs for cloud computing arrangement	(66)	—
Prepaid expenses and other assets	20	106
Accounts payable	2,106	(2,333)
Accrued expenses	1,233	972
Customer deposits and other	(405)	35
Operating lease liabilities	(251)	(48)
Net cash provided by operating activities	7,883	295

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(32)	(41)
Net cash used in investing activities	(32)	(41)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	3,114	—
Payment of debt issuance costs	(6)	(11)
Principal payments on finance leases	(3)	(3)
Net cash provided by (used in) financing activities	3,105	(14)

Net increase in cash and cash equivalents	10,956	240
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	44,660	27,325
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$55,616	$27,565

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$295	$91

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$1,127	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business
Niagen Bioscience, Inc. (formerly ChromaDex Corporation) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., ChromaDex Trading (Shanghai) Co., Ltd. and ChromaDex Sağlik Ürünleri Anonim Şirketi (collectively, “Niagen Bioscience” or the “Company”) are a global bioscience company dedicated to healthy aging. The Niagen Bioscience team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.

Niagen Bioscience is the innovator behind the NAD+ precursor nicotinamide riboside chloride (“NRC”, commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside chloride and other NAD+ precursors are protected by Niagen Bioscience’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®. As part of its consumer product offerings, the Company offers NAD+ test kits exclusively to healthcare practitioners. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively. Additionally, the Company provides natural product fine chemicals, known as phytochemicals, and related research and development services.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Unaudited Condensed Consolidated Financial Statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 4, 2025.
Basis of Consolidation: The accompanying Unaudited Condensed Financial Statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.

Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies described in the Company’s 2024 Annual Report on Form 10-K that have had a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related notes.

Accounting Standards Recently Issued but Not Yet Adopted by the Company:
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (ASC). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of ASU 2023-06 may have on its consolidated financial statements and disclosures.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of 2025 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the three months ended March 31, 2025, the Company had net income of $5.1 million and the Company’s operating activities provided cash of $7.9 million. As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $55.5 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 4. Income (Loss) Per Share Applicable to Common Stockholders
The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income (loss)	$5,063	$(492)

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	77,810	75,230
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	5,422	—
Adjusted weighted average common shares outstanding for diluted earnings per share	83,232	75,230

Income (Loss) Per Share:
Basic income (loss) per common share	$0.07	$(0.01)
Diluted income (loss) per common share	$0.06	$(0.01)

(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three months ended March 31, 2025 and 2024 which are participating securities that feature voting and dividend rights.
(2) Options and restricted stock outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock options	1,869	13,845
Restricted stock units	—	894

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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables set forth financial information by segment:

Three months ended March 31, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$21,501	$8,169	$811	$—	$30,481
Cost of sales	7,407	3,101	642	—	11,150
Gross profit	14,094	5,068	169	—	19,331
Operating expenses:
Sales and marketing
Advertising	2,976	—	—	—	2,976
Marketing	2,453	25	—	—	2,478
Selling	2,507	49	107	—	2,663
Research and development	912	346	—	—	1,258
General and administrative	—	—	—	5,184	5,184
Operating expenses	8,848	420	107	5,184	14,559

Operating income (loss)	$5,246	$4,648	$62	$(5,184)	$4,772

Three months ended March 31, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$17,351	$4,088	$714	$—	$22,153
Cost of sales	6,154	1,837	706	—	8,697
Gross profit	11,197	2,251	8	—	13,456
Operating expenses:
Sales and marketing
Advertising	2,487	—	—		2,487
Marketing	1,897	12	1		1,910
Selling	2,212	—	131		2,343
Research and development	1,695	400	—	—	2,095
General and administrative	—	—	—	5,352	5,352
Operating expenses	8,291	412	132	5,352	14,187

Operating income (loss)	$2,906	$1,839	$(124)	$(5,352)	$(731)

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended March 31, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$21,501	$—	$—	$21,501
Food-grade Niagen®	—	6,974	—	6,974
Pharmaceutical-grade Niagen®	—	1,000	—	1,000
Subtotal Niagen® Related	21,501	7,974	—	29,475
Other Ingredients	—	195	—	195
Reference Standards	—	—	798	798
Consulting and Other	—	—	13	13
Subtotal Other Goods and Services	—	195	811	1,006
Total Net Sales	$21,501	$8,169	$811	$30,481

Three Months Ended March 31, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$17,351	$—	$—	$17,351
Food-grade Niagen®	—	4,088	—	4,088
Pharmaceutical-grade Niagen®	—	—	—	—
Subtotal Niagen® Related	17,351	4,088	—	21,439
Other Ingredients	—	—	—	—
Reference Standards	—	—	681	681
Consulting and Other	—	—	33	33
Subtotal Other Goods and Services	—	—	714	714
Total Net Sales	$17,351	$4,088	$714	$22,153

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended March 31,
Major Customers	2025	2024
A.S. Watson Group - Former Related Party (1)	*	13.4%
Life Extension	15.2%	*
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At March 31, 2025	At December 31, 2024
A.S. Watson Group - Former Related Party (1)	35.4%	47.6%
Amazon Marketplaces	*	14.3%
Life Extension	12.3%	*
Wells Pharma of Houston	14.2%	10.3%
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.
As of March 31, 2025, the Company had total outstanding trade receivables of $7.1 million, with approximately 61.9% of this total concentrated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party through common ownership by an enterprise that beneficially owned more than 10% of the common stock of the Company. On August 20, 2024, this entity sold its ownership in the Company, and A.S. Watson Group ceased to be a related party as of that date. However, the Company has maintained its relationship with A.S. Watson Group. The Company had no trade receivables connected to related parties as of March 31, 2025 or December 31, 2024.
The sale of consumer products to related parties during the periods indicated are as follows:

	Three Months Ended March 31,
Net Sales	2025		2024
A.S. Watson Group - Former Related Party (1)	$—	million	$3.0	million
(1) Due to the change in ownership of A.S. Watson Group in 2024, sales after August 20, 2024 are excluded from the amounts presented in the above table.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of March 31, 2025 and December 31, 2024 are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Consumer Products - Finished Goods	$3,590	$5,811
Consumer Products - Work in Process	5,001	2,130
Bulk ingredients	2,123	757
Reference standards	471	494
Total Inventory	$11,185	$9,192

Note 8. Leases
The Company accounts for its leases in accordance with ASU No. 2016-02 (Topic 842) which requires that a lessee recognize the assets and liabilities that arise from operating leases. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases with varying expirations extending through fiscal year 2030. The lease agreements provide for renewal options and rent escalation over the lease term as well as require the Company to pay maintenance, insurance and property taxes. Lease expense is recognized on a straight-line basis over the term of the lease.
During the first quarter of 2025, the Company amended its existing lease in Longmont, Colorado. In accordance with ASC 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the agreement were remeasured based on the change in the lease conditions such as rent payment and lease terms. The fair value of the increase in related lease liability and ROU asset is approximately $1.1 million. The amended lease now extends through October 31, 2030.
Operating Leases
As of March 31, 2025 and December 31, 2024, the Company had ROU assets of $2.7 million and $1.7 million, respectively, and corresponding operating lease liabilities of $3.5 million and $2.6 million, respectively. For the three months ended March 31, 2025 and 2024, the components of operating lease expenses are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating leases
Operating lease expense	$218	$231
Variable lease expense (1)	98	108
Operating lease expense	316	339
Short-term lease rent expense	4	4
Total expense	$320	$343
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2025
Weighted-average remaining lease term (years), operating leases	4.0
Weighted-average discount rate, operating leases	7.8%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases as of March 31, 2025 are as follows:

Year	(In thousands)
2025 (Remainder)	$807
2026	1,183
2027	782
2028	657
2029	338
2030	263
Total	4,030
Less present value discount	(515)
Present value of total operating lease liabilities	3,515
Less current portion	(939)
Long-term obligations under operating leases	$2,576

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 18,150,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of March 31, 2025, there were approximately 1.3 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards that are not market based. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires judgment, including estimating stock price volatility and expected option life. The fair-value of the restricted stock unit awards at the grant date is based on the market price on the grant date. The fair-value of the market performance stock unit awards (PSUs) at the grant date is based on a Monte Carlo simulation based on the specific performance metrics. The Company develops estimates based on historical data and market information, which can change significantly over time, and adjusts for forfeitures as they occur.
General Vesting Conditions
The Company’s stock options awards are generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. Certain stock option awards are market based and vest based on certain triggering events established by the Compensation Committee. The PSUs are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. Certain executive stock option and RSU awards provide for accelerated vesting if there is a change in control or termination without cause.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the three months ended March 31, 2025:

Weighted Average:	Three Months Ended March 31, 2025
Expected term	6.5 years
Expected volatility	77.5%
Risk-free rate	4.5%
Expected dividends	—%
Market Performance Stock Units
The Company used the following weighted average assumptions in the Monte Carlo model for market PSUs granted during the three months ended March 31, 2025:

Weighted Average:	Three Months Ended March 31, 2025
Discount Period	7.0 years
Expected volatility	76.7%
Risk-free rate	4.1%
Size Premium	1.7%
Cost of Equity	22.1%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the three months ended March 31, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,377	$3.27	5.8	$24,058
Options Granted	1,301	5.54
Options Exercised	(874)	3.56		4,326
Options Forfeited	(122)	6.72
Outstanding at March 31, 2025	10,682	$3.48	6.3	$24,058	*

Exercisable at March 31, 2025	6,902	$3.65	4.8	$24,047	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $6.90, which is the closing price of the Company’s stock on the last trading day for the period ended March 31, 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Market Based Stock Options
The Company grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price. The following table summarizes market based stock options activity during the three months ended March 31, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,000	$4.24	2.8	$1,070
Options Granted	—	—
Options Exercised	(535)	4.24		$1,633
Options Forfeited	—	—
Outstanding and exercisable at March 31, 2025	465	$4.24	2.6	$1,237	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $6.90, which is the closing price of the Company’s stock on the last trading day for the period ended March 31, 2025.

There were no activities related to restricted stock awards during the three months ended March 31, 2025.

Restricted Stock Units
The following table summarizes activity of RSUs during the three months ended March 31, 2025:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	609	$1.64
Granted	—	—
Vested	(229)	1.70
Forfeited	(36)	1.63
Unvested shares at March 31, 2025	344	$1.61

Market Performance Stock Units
The Company grants market performance stock units that are market based which have vesting conditions associated with the performance of the Company’s stock price. During the three months ended March 31, 2025, none of the market-based vesting conditions tied to the Company’s stock price were met. The following table summarizes activity of market PSUs during the three months ended March 31, 2025:

(In thousands except per share fair value)	Number of PSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	—	$—
Granted	1,519	3.44
Vested	—	—
Forfeited	—	—
Unvested shares at March 31, 2025	1,519	$3.44

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Share-based compensation expense
Cost of sales	$59	$87
Sales and marketing	206	192
Research and development	123	242
General and administrative	687	463
Total	$1,075	$984

As of March 31, 2025, the Company expects to recognize future share-based compensation expense of approximately $7.9 million related to unvested stock options, $0.9 million for unvested RSUs, and $5.0 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 2.5 for options, 1.6 for RSUs, and 2.7 for PSUs.

Note 10. Commitments and Contingencies
Legal proceedings
1. Elysium Health, LLC
(A) California Action
On December 29, 2016, Niagen Bioscience filed a complaint in the United States District Court for the Central District of California, naming Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) as defendant (Complaint). On January 25, 2017, Elysium filed an answer and counterclaims in response to the Complaint (together with the Complaint, the “California Action”). Over the course of the California Action, the parties have each filed amended pleadings several times and have each engaged in several rounds of motions to dismiss and one round of motion for judgment on the pleadings with respect to various claims. Most recently, on November 27, 2018, Niagen Bioscience filed a fifth amended complaint that added an individual, Mark Morris, as a defendant. Elysium and Morris (Defendants) moved to dismiss on December 21, 2018. The court denied Defendants’ motion on February 4, 2019. Defendants filed their answer to Niagen Bioscience’s fifth amended complaint on February 19, 2019. Niagen Bioscience filed an answer to Elysium’s restated counterclaims on March 5, 2019. Discovery closed on August 9, 2019. On August 16, 2019, the parties filed motions for partial summary judgment as to certain claims and counterclaims. On January 16, 2020, the court granted both parties’ motions for summary judgment in part and denied both in part.

Following the court’s January 16, 2020 order, Niagen Bioscience’s claims asserted in the California Action, among other allegations, were that (i) Elysium breached the Supply Agreement, dated June 26, 2014, by and between Niagen Bioscience and Elysium (pTeroPure® Supply Agreement), (ii) Elysium breached the Supply Agreement, dated February 3, 2014, by and between Niagen Bioscience and Elysium, as amended (“Niagen® Supply Agreement”), (iii) Defendants misappropriated Niagen Bioscience trade secrets, (iv) Morris breached two confidentiality agreements, (v) Morris breached his fiduciary duty to Niagen Bioscience, and (vi) Elysium aided and abetted Morris’s breach of fiduciary duty. Niagen Bioscience sought damages, interest, and other relief.

Elysium’s claims alleged in the California Action were that (i) Niagen Bioscience breached the Niagen® Supply Agreement, (ii) Niagen Bioscience fraudulently induced Elysium into entering into the Trademark License and Royalty Agreement, dated February 3, 2014, by and between Niagen Bioscience and Elysium (the “License Agreement”), (iv) Niagen Bioscience misused its patent rights, and (v) Niagen Bioscience was unjustly enriched by the royalties Elysium paid pursuant to the License Agreement. Elysium sought damages, restitution, a declaratory judgment, and other relief.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
On November 18, 2020, the court set trial to begin on September 21, 2021. The jury trial portion of the case commenced on September 21, 2021. The jury returned a verdict on September 27, 2021. The verdict found (i) Elysium liable for breaches of the Niagen® and pTeroPure® Supply Agreements for failing to pay for purchases of the ingredients totaling approximately $3.0 million, (ii) Mark Morris liable for breach of a confidentiality agreement, requiring him to disgorge approximately $17,307, (iii) Niagen Bioscience liable for breaching the Niagen® Supply Agreement for not issuing certain refunds or credits to Elysium in the amount of $625,000, and (iv) Niagen Bioscience liable for fraudulent inducement of the Licensing Agreement in the amount of $250,000, along with $1,025,000 in punitive damages arising from the same counterclaim. On October 25, 2021, Niagen Bioscience informed the court that it would request prejudgment interest on the approximately $3.0 million in damages awarded by the jury for Elysium’s breaches of the Niagen® and pTeroPure® Supply Agreements. On February 10, 2022, the court denied Niagen Bioscience’s motion for prejudgment interest.
On February 18, 2022, Niagen Bioscience and Elysium jointly filed a notice informing the court that Niagen Bioscience had filed in the U.S. District Court for the Southern District of New York (SDNY Court) a motion to enforce a settlement agreement between Niagen Bioscience and Elysium. On April 22, 2022, Niagen Bioscience and Elysium jointly filed a notice informing the court that the SDNY Court had granted Niagen Bioscience’s motion to enforce the settlement agreement. On August 22, 2022, Niagen Bioscience filed a motion for entry of judgment pursuant to Federal Rule of Civil Procedure 54(b) on the basis that the settlement agreement was enforceable and resolved the claims and counterclaims tried to the jury in the California Action. On September 13, 2022, the court denied Niagen Bioscience’s motion for entry of judgment pursuant to Rule 54(b).
On September 28, 2022, Niagen Bioscience, Inc., Elysium, and Mark Morris filed a joint stipulation requesting that the court stay the California Action pending the final resolution of Niagen Bioscience’s appeal in the U.S. Court of Appeals for the Federal Circuit captioned ChromaDex, Inc. v. Elysium Health, Inc., No. 2022-1116 (the “Federal Circuit Appeal”). On September 28, 2022, the court issued an order staying the California Action pending the final resolution of the Federal Circuit Appeal. The California Action remained stayed until early 2024.
On February 23, 2024, Niagen Bioscience, Elysium, and Mark Morris filed a joint status report and stipulation requesting that the court approve a schedule for briefing concerning the judgment in the California Action. On February 26, 2024, the court approved the joint stipulation and adopted the parties’ proposed briefing schedule. On April 26, 2024, Niagen Bioscience filed its motion for entry of final judgment. On August 13, 2024, the court granted Niagen Bioscience’s motion for entry of final judgment and entered a judgment requiring Elysium to pay to Niagen Bioscience the sum of $2,500,000. On September 11, 2024, Elysium and Mark Morris filed a notice of appeal. On September 25, 2024, Niagen Bioscience filed a notice of conditional cross-appeal.
On September 3, 2024, Niagen Bioscience filed with the district court a motion for attorney’s fees, costs, and interest. On October 8, 2024, the court issued an order granting Niagen Bioscience’s request for interest and denying Niagen Bioscience’s request for attorney’s fees and costs. In its October 8, 2024 order, the court awarded to Niagen Bioscience pre-judgment interest in the amount of $21,768.82 and post-judgment interest accruing at the rate of 4.46 percent per annum until satisfaction of the $2,500,000 judgment. On November 7, 2024, Niagen Bioscience filed a notice of appeal from the court’s order denying Niagen Bioscience’s request for attorney’s fees and costs.

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

On December 27, 2024, the court vacated the August 13, 2024 judgment and entered an amended judgment consistent with the terms of the parties’ Settlement Agreement as stated in the parties’ December 26, 2024 joint stipulation. Pursuant to the Settlement Agreement and the December 27, 2024 judgment: (i) Elysium must pay a total of $2,650,000 to Niagen Bioscience to resolve the California Action and the Appeals (the “Settlement Payment”); (ii) the $2,650,000 Settlement Payment shall be paid in two equal installments of $1,325,000 each, the first of which was to be paid on or before December 31, 2024 (the “First Installment”), and the second of which is to be paid on or before March 31, 2025 (the “Second Installment”); (iii) if Elysium fails to timely pay either installment of the Settlement Payment, Niagen Bioscience shall be entitled to recover from Elysium reasonable attorney’s fees and interest. The December 27, 2024 judgment also provides that the district court shall retain jurisdiction of the California Action until April 30, 2025 for the purposes of enforcing the terms of the December 27, 2024 judgment and the Settlement Agreement.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
On December 27, 2024, the Company received from Elysium payment of the First Installment in the amount of $1,325,000 and on March 28, 2025 the Company received from Elysium payment of the Second Installment in the amount of $1,325,000 which the Company recorded as a recovery of credit losses within general and administrative expense in its Consolidated Statements of Operations. On December 30, 2024, pursuant to the Settlement Agreement, the parties filed with the Ninth Circuit a stipulated motion to voluntarily dismiss the pending Appeals, and on December 31, 2024, the Ninth Circuit dismissed the Appeals. On April 4, 2025, the Company filed an acknowledgement of satisfaction of judgement, confirming that the December 27, 2024 judgement has been fully satisfied.
(B) Delaware - Patent Infringement Action
On September 17, 2018, Niagen Bioscience and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. The complaint alleges that Elysium’s BASIS® dietary supplement infringes U.S. Patent Nos. 8,197,807 (‘807 Patent) and 8,383,086 (‘086 Patent) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to Niagen Bioscience. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.
On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ‘807 Patent and the ‘086 Patent before the Patent Trial and Appeal Board (PTAB) and (2) the outcome of the litigation in the California Action. Niagen Bioscience filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, Niagen Bioscience argued that given claim 2 of the ‘086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, Niagen Bioscience argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ‘086 Patent, proving right Niagen Bioscience’s prediction, Niagen Bioscience informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.
On November 1, 2019, Niagen Bioscience filed a motion to lift the stay due to changed circumstances in the California Action, among other reasons. Briefing on the motion was completed on November 22, 2019. On January 6, 2020, the Delaware court issued an oral order instructing the parties to submit a joint status report after the January 13, 2020 motions hearing in the California Action. The joint status report was submitted on January 30, 2020. On February 4, 2020, the Delaware court issued an order granting Niagen Bioscience’s motion to lift the stay and setting a scheduling conference for March 10, 2020. On March 19, 2020, the Delaware court entered a scheduling order, which, among other things, set the claim-construction hearing for December 17, 2020 and trial for the week of September 27, 2021. On April 17, 2020, Niagen Bioscience served infringement contentions. Elysium filed a Second Amended Answer on July 10, 2020.
On April 24, 2020, Niagen Bioscience moved for leave to amend the complaint to add Healthspan Research, LLC as a plaintiff. On May 5, 2020, Elysium filed its opposition to Niagen Bioscience’s motion for leave to amend and moved to dismiss Niagen Bioscience for alleged lack of standing. Niagen Bioscience filed its opposition to Elysium’s motion to dismiss and reply in support of its motion to amend on May 19, 2020. Elysium filed its reply in support of its motion to dismiss on May 26, 2020. The Court held a hearing on the motion for leave to amend the complaint and Elysium’s motion to dismiss on September 16, 2020. On December 15, 2020, the Court entered orders (i) granting in part and denying in part Elysium’s motion to dismiss Niagen Bioscience for alleged lack of standing; and (ii) denying Niagen Bioscience’s motion for leave to amend. Niagen Bioscience filed a motion for reargument on December 29, 2020. Elysium filed a response to the motion for reargument on January 28, 2021. Niagen Bioscience filed a motion for leave to file a reply on February 8, 2021. Elysium filed a response to the motion for leave to file a reply on February 12, 2021. Niagen Bioscience filed a reply to the motion for leave to file a reply on February 19, 2021. The Court granted the motion for leave to file the reply on April 26, 2021, and denied the motion for reargument on April 27, 2021.
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. Niagen Bioscience filed a notice of appeal on November 2, 2021. Niagen Bioscience’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. Niagen Bioscience’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, Niagen Bioscience filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, Niagen Bioscience filed objections to Elysium’s bill of costs. On July 21, 2023, Niagen Bioscience filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, Niagen Bioscience filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, Niagen Bioscience filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. On May 23, 2024, Elysium filed its opening brief. On June 6, 2024, Niagen Bioscience filed its response brief. On June 13, 2024, Elysium filed its reply brief. On August 20, 2024, the Court issued a ruling on the parties’ disputes regarding the amount of fees and costs and instructed the parties to meet and confer about the next steps in light of the ruling. On October 1, 2024, the parties submitted a joint motion for entry of judgment. On October 28, 2024, the court issued its final judgement resolving the amount of fees and costs granting $9.2 million, plus judgment interest on this amount calculated at a rate of 5.02% compounded annually on any unpaid balance for the period from March 25, 2024, until Niagen Bioscience pays the total sum owed. On December 4, 2024, Niagen Bioscience filed an unopposed motion in the district court to approve bond and stay enforcement under Rule 62. On December 6, 2024, the Court granted the motion.

On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit has not yet scheduled oral argument. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of March 31, 2025, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

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
(B) On November 17, 2020, the Company received a warning letter (the Letter) from the United States FDA and Federal Trade Commission (FTC). The Letter references statements issued by the Company relating to preclinical and clinical research results involving nicotinamide riboside and COVID-19. The statements were included in press releases and referenced in social media posts.
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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
3. Purchase Commitments
Effective January 1, 2025, the Company and W.R. Grace (Grace) began operating under the Tenth Amendment to the Manufacturing and Supply Agreement (the “Grace Manufacturing Agreement”), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to source alternative suppliers (Grace Patents). Although the Grace Manufacturing Agreement formally expired on March 31, 2025, the Company and Grace continue to operate under the terms of the Tenth Amendment, including a binding six-month rolling forecast that is updated monthly and remains in effect. This rolling forecast mechanism has ensured continuity of supply while the parties continue to negotiate a potential longer-term supply agreement. As of March 31, 2025, the rolling forecast obligates the Company to purchase approximately $16.4 million of inventory between April 1, 2025 and September 30, 2025. While the Company expects to reach a mutually agreeable long-term arrangement with Grace, there can be no assurance that such an agreement will be finalized. Any failure to reach a new agreement on acceptable terms could have a material adverse effect on the Company’s operations and financial results, as further described in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."

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

On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of 2023, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. The Company is diligently monitoring the situation to ensure continued compliance. As of March 31, 2025, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.9 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2025 compared with the three months ended March 31, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 4, 2025 (Annual Report).
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
In 2013, we commercialized food-grade Niagen®, a proprietary form of nicotinamide riboside chloride (NRC), a novel form of vitamin B3, as both a dietary and food ingredient. In 2017, we expanded our offerings by launching Tru Niagen®, a finished dietary supplement featuring Niagen® which was made available directly to consumers. In 2024, we launched Niagen Plus, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. We supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities who are able to compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen®. These pharmaceutical-grade Niagen® products are available exclusively at clinics with a prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and generally recognized as safe as a food ingredient. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
NRC remains one of the most well-studied and efficient NAD+ precursors on the market. Data from numerous preclinical studies and human clinical trials show that orally administered food-grade NRC is a highly efficient NAD+ precursor that significantly raises NAD+ levels in blood and tissue. Food-grade Niagen® has twice been successfully reviewed under the U.S. FDA new dietary ingredient (NDI) notification program, it has been successfully notified to the FDA as generally recognized as safe (GRAS), and has been approved by Health Canada, the European Commission, the Turkish Ministry of Agriculture and the Therapeutic Goods Administration (TGA) of Australia. Food-grade Niagen® has also been approved for inclusion in medical foods by both the Brazilian Health Regulatory Agency (ANVISA) and the Food Standards Australia New Zealand (FSANZ). Clinical studies of oral, food-grade Niagen® have demonstrated a variety of outcomes including increased NAD+ levels, altered body composition, increased cellular metabolism and increased energy production. Food-grade Niagen®, pharmaceutical-grade Niagen® and other NAD+ precursors are protected by patents to which we are the owner or have exclusive rights.

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
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP™), we have amassed more than 300 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 300+ research partnerships have allowed CERP® to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP® is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.

Our scientific advisory board is led by Chairman Dr. Roger Kornberg, Nobel Laureate and Stanford Professor. Other distinguished members include Dr. Charles Brenner, Alfred E Mann Family Foundation Chair in the Department of Diabetes & Cancer Metabolism at City of Hope and one of the world’s recognized experts in NAD+ and discoverer of NR as a NAD+ precursor; Dr. Rudy Tanzi, co-chair of the department of neurology at Harvard Medical School; Dr. Bruce German, Chairman of Food, Nutrition and Health at the University of California, Davis; Dr. Pinchas Cohen, MD, Distinguished Professor of Gerontology, Medicine and Biological Sciences and Dean of the USC Leonard Davis School of Gerontology; Dr. Brunie Felding, Associate Professor in the Department of Molecular Medicine at Scripps Research Institute, California Campus; and Dr. Vilhelm (Will) Bohr, M.D., Ph.D., D.Sc., former Chief of the Laboratory of Molecular Genetics at the National Institute on Aging of the National Institutes of Health.

Recent Developments
Lease Amendment
During the first quarter of 2025, we amended our existing lease in Longmont, Colorado. In accordance with Accounting Standards Codification (ASC) 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the agreement were remeasured based on the change in the lease conditions such as rent payment and lease terms. The fair value of the increase in related lease liability and ROU asset is estimated to be approximately $1.1 million. The amended lease now extends through October 31, 2030.
Purchase Commitments
Effective January 1, 2025, W.R. Grace (Grace) and the Company began operating under the Tenth Amendment to the Manufacturing and Supply Agreement (the “Grace Manufacturing Agreement”), initially effective in January 2016. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to find alternatives for supply (Grace Patents). Although the Grace Manufacturing Agreement formally expired on March 31, 2025, the Company and Grace continue to operate under the terms of the Tenth Amendment, including a binding six-month rolling forecast that is updated monthly and remains in effect. This rolling forecast mechanism has ensured continuity of supply while the parties continue to negotiate a potential longer-term supply agreement. As of March 31, 2025, the rolling forecast obligates the Company to purchase approximately $16.4 million of inventory between April 1, 2025 and September 30, 2025. While the Company expects to reach a mutually agreeable long-term arrangement with Grace, there can be no assurance that such an agreement will be finalized. Any failure to reach a new agreement on acceptable terms could have a material adverse effect on the Company’s operations and financial results, as further described in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."

Amended Executive Employment Agreement and Executive Market Performance Stock Unit Grant

As previously disclosed, on February 25, 2025 the Company granted to Robert Fried, our Chief Executive Officer, 1,518,600 market performance stock units (“PSUs”) under the Company’s 2017 Equity Incentive Plan and subject to performance conditions during a seven year performance period. Additionally, Mr. Fried’s base salary and target performance bonus opportunity increased to $650,000 and 75% of his base salary, respectively.
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
As of March 31, 2025, our cash and cash equivalents totaled approximately $55.6 million, of which $55.5 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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

Our consolidated net sales, net income (loss) and earnings (loss) per share for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024

Net sales	$30,481	$22,153
Net income (loss)	5,063	(492)

Income (Loss) Per Share:
Basic income (loss) per common share	$0.07	$(0.01)
Diluted income (loss) per common share	$0.06	$(0.01)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Net sales:
Consumer Products	$21,501	$17,351	24%
Ingredients	8,169	4,088	100%
Analytical reference standards and services	811	714	14%
Total net sales	$30,481	$22,153	38%

Total net sales increased by approximately $8.3 million for the three months ended March 31, 2025, compared to the same period in 2024. Changes in net sales were driven by the following:
•Tru Niagen® sales increased by approximately $4.2 million for the three months ended March 31, 2025, compared to the corresponding period in 2024. This increase was primarily attributable to a $4.0 million increase in sales through our e-commerce channel, reflecting continued growth in consumer demand and effective digital marketing initiatives. The remaining increase was driven by higher sales through our distributor partners, including sustained sales with A.S. Watson’s.
•Total ingredient sales increased by approximately $4.1 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher sales to key food-grade Niagen® partners, which contributed approximately $2.9 million. These sales can exhibit quarterly variability based on partner ordering patterns and are inherently lumpy in nature. Additionally, pharmaceutical-grade Niagen® sales contributed $1.0 million during the period. Pharmaceutical-grade Niagen® was launched in the second half of 2024; therefore, there were no comparable sales in the prior-year period. The remaining increase was attributable to growth in sales of other ingredients.
•Our analytical reference standards and services segment constituted the smallest proportion of total sales, growing $0.1 million for the three months ended March 31, 2025 compared to the corresponding period in 2024.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended March 31,
	Amount		% of net sales
(In thousands)	2025	2024	2025	2024
Cost of sales:
Consumer Products	$7,407	$6,154	34%	35%
Ingredients	3,101	1,837	38	45
Analytical reference standards and services	642	706	79	99
Total cost of sales	$11,150	$8,697	37%	39%
Total cost of sales, as a percentage of net sales, improved by 270 basis points for the three months ended March 31, 2025 compared to the same period in 2024 reflecting enhanced operational efficiency and favorable product mix shifts across our segments. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the three months ended March 31, 2025, our consumer products segment maintained relatively stable cost of sales, as a percentage of net sales, improving a slight 100 basis points compared to the same period in 2024.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the ingredients segment, cost of sales, as a percentage of net sales, improved 700 basis points for the three months ended March 31, 2025, compared to the same period in 2024. This improvement was primarily driven by better labor and overhead utilization as a result of increased sales volume, as well as favorable shifts in product mix following the launch of our pharmaceutical-grade Niagen®.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the analytical reference standards and services segment, which experienced a slight increase in sales and slightly lower costs of sales for the three months ended March 31, 2025, compared to the same period in 2024, there was an improvement of 2,000 basis points in cost of sales as a percentage of net sales.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, delivery, among other factors. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Gross profit :
Consumer Products	$14,094	$11,197	26%
Ingredients	5,068	2,251	125
Analytical reference standards and services	169	8	2,013
Total gross profit	$19,331	$13,456	44%
For details supporting the changes in gross profit, refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended March 31,
	2025		2024
($ In thousands)	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$2,976	14%	$2,487	14%
Ingredients	—	—	—	—
Analytical reference standards and services	—	—	—	—
Total advertising expenses	$2,976	10%	$2,487	11%
Marketing expenses:
Consumer Products	$2,453	11%	$1,897	11%
Ingredients	25	—	12	—
Analytical reference standards and services	—	—	1	—
Total marketing expenses	$2,478	8%	$1,910	9%
Selling expenses:
Consumer Products	$2,507	12%	$2,212	13%
Ingredients	49	1	—	—
Analytical reference standards and services	107	13	131	18
Total selling expenses	$2,663	9%	$2,343	11%
Total sales and marketing expenses:
Consumer Products	$7,936	37%	$6,596	38%
Ingredients	74	1	12	—
Analytical reference standards and services	107	13	132	18
Total sales and marketing expenses	$8,117	27%	$6,740	30%
Total sales and marketing expenses increased by $1.4 million, or 20%, to $8.1 million for the three months ended March 31, 2025 compared to the same period in 2024. However, as a percentage of net sales, total sales and marketing expenses improved by 380 basis points to approximately 27% reflecting improved sales efficiency and disciplined investment. The increase in expenses primarily reflects higher investments in advertising and marketing to support brand growth in our consumer products segment. Detailed changes in sales and marketing expense were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $1.3 million to $7.9 million for the three months ended March 31, 2025 compared to $6.6 million for the three months ended March 31, 2024, while slightly improving as a percentage of sales to 37% from 38%.
◦Advertising expenses increased by $0.5 million to $3.0 million, while remaining stable at 14% of net sales for the three months ended March 31, 2025 compared to the comparable period in 2024
◦Marketing expenses increased by $0.6 million to $2.5 million also stable at 11% of net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
◦Selling expenses grew by $0.3 million to $2.5 million, improving slightly as a percentage of net sales by 100 basis points for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
•For our ingredients segment, sales and marketing expense increased to $74,000 for the three months ended March 31, 2025 from $12,000 in the comparable period in 2024 reflecting modest support for growing partner demand. Expenses remained immaterial as a percentage of net sales.
•For our analytical reference standards and services segment, sales and marketing expense decreased to $107,000 for the three months ended March 31, 2025, or 13% of net sales, down 500 basis points from the comparable period in 2024 primarily due to lower selling costs and more efficient resource allocation.

Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
R&D expenses:
Consumer Products	$912	$1,695	(46)%
Ingredients	346	400	(14)
Total R&D expenses	$1,258	$2,095	(40)%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. For the three months ended March 31, 2025, R&D expenses were $0.8 million lower compared to the same period in 2024. During the three months ended March 31, 2024, we accelerated R&D spending to support the successful launch of the Niagen Plus product line, including work on pharmaceutical-grade Niagen®. As anticipated, spending in the current period normalized following the execution of these initiatives. Our R&D investment levels continue to vary based on project timelines, clinical activity, and resource allocation.
Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change

General and administrative	$5,184	$5,352	(3)%
Total general and administrative expense were relatively flat, decreasing by $0.2 million during the three months ended March 31, 2025, compared to the corresponding period in 2024. The decline was driven by a $1.4 million reduction in credit loss expense resulting from a recovery of credit losses compared to provisions in the prior year. This reduction was partially offset by a $0.7 million increase in professional and consulting service expenses and $0.3 million increase in employee related expenses. For additional details regarding the recovery of credit losses see Note 10, Commitments and Contingencies, under the heading Legal Proceedings, respectively in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company recorded income tax expense of $168,000 during the three months ended March 31, 2025, representing 3.2% of earnings before income taxes for the period. During the three months ended March 31, 2024, the Company incurred a net loss and therefore did not record income tax expense.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of March 31, 2025 and December 31, 2024, the Company has not identified any material uncertain tax positions requiring a reserve.

Depreciation and Amortization
Depreciation expense was approximately $158,000 and $178,000 for the three months ended March 31, 2025 and 2024, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $37,000 and $38,000 for the three months ended March 31, 2025 and 2024, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Noncash lease expense for the three months ended March 31, 2025 was approximately $173,000 compared to $174,000 for the three months ended March 31, 2024.
Liquidity and Capital Resources
From inception through March 31, 2025, we have incurred aggregate losses of approximately $176.8 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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
As of March 31, 2025, we had cash and cash equivalents of $55.6 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of March 31, 2025 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of March 31, 2025, we had purchase obligations of $16.4 million related to inventory purchase commitments to be paid during the six-month period from April 1, 2025 to September 30, 2025, as well as future minimum lease obligations of $4.0 million to be paid over approximately six years.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2025, net cash provided by operating activities was approximately $7.9 million, compared to approximately $0.3 million for the three months ended March 31, 2024. The increase of approximately $7.6 million was primarily driven by improvements in net income (loss), higher collections on trade receivables relative to the increase in trade receivables, and an increase in accounts payable compared to a reduction in the prior-year period. These increases were partially offset by a decrease in credit loss expense due to a recovery of previously written-off amounts and higher inventory purchases associated with scaling our inventory reserves.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.

Cash used in investing activities: Investing cash flows consist primarily of capital expenditures. Cash used in investing activities was $32,000 and $41,000 for the three months ended March 31, 2025 and 2024, respectively.
Net cash provided by (used in) financing activities: Financing cash flows primarily consists of the repayment of short-term and long-term debt and proceeds from the exercise of stock options. For the three months ended March 31, 2025, cash provided by financing activities was $3.1 million, compared to a use of cash of $14,000 for the same period in 2024. This increase of $3.1 million was driven by proceeds from the exercise of stock options whereas no such exercises occurred in the same period of 2024.

Critical Accounting Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2024 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.
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
We have a history of losses and may continue to incur operating and net losses in the future. While we have recorded net income of approximately $5.1 million for the three months ended March 31, 2025 and approximately $8.6 million for the year ended December 31, 2024, we recorded a net loss of $4.9 million for the year ended December 31, 2023 and as of March 31, 2025, our accumulated deficit was approximately $176.8 million. While we had a net income in 2024 and the first quarter of 2025, we have not achieved consistent profitability on an annual basis. Our history of net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of March 31, 2025, our cash and cash equivalents totaled approximately $55.6 million, of which $55.5 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. Refer to Note 10, Commitments and Contingencies, Contingencies in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more detail. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
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

Additionally, the development and commercialization of pharmaceutical products are subject to extensive regulatory requirements, including approval by the U.S. FDA and other global regulatory authorities. If we or our partners are unable to obtain the necessary approvals or face delays in the regulatory process, our ability to generate revenue from pharmaceutical applications of our molecules may be significantly limited.

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

Although we are independent from the clinics that administer Niagen Plus products, which feature pharmaceutical-grade Niagen®, our brand may be negatively affected by issues arising at the clinic level. We advertise locations where consumers can receive Niagen Plus products, which may create an association between our brand and the services provided by these third-party clinics.

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
The key ingredient in our products, Niagen®, is manufactured in the United States, however, we utilize ingredients and components for a number of our products from suppliers outside of the United States. Accordingly, the acquisition of these ingredients is subject to the risks generally associated with importing raw materials, including, among other factors, delays in shipments, changes in economic and political conditions, supply chain disruptions, quality assurance, health epidemics affecting the region of such suppliers, global instability, nonconformity to specifications or laws and regulations, tariffs, trade and/or labor disputes and foreign currency fluctuations. While we have a supplier certification program and audit and inspect our suppliers’ facilities as necessary both in the United States and internationally, we cannot assure you that raw materials received from suppliers outside of the United States will conform to all specifications, laws and regulations. There have in the past been quality and safety issues in our industry with certain items imported from overseas. We may incur additional expenses and experience shipment delays due to preventative measures adopted by the U.S. governments, our suppliers and our company.
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
We have a significant number of outstanding options, unvested restricted stock units and unvested market performance stock units. Future sales of these shares could adversely affect the market price of our common stock.
As of March 31, 2025, we had outstanding options for an aggregate of approximately 10.7 million shares of common stock at a weighted average exercise price of $3.48 per share and unvested restricted stock units and market performance stock units of approximately 0.3 million shares and 1.5 million shares, respectively. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable and timely financial statements and disclosures. If we identify material weaknesses in our internal controls and/or fail to establish and maintain effective controls and procedures and internal control over financial reporting, it could result in material misstatements in our financial statements and/or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have been increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. In addition, in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the President having recently issued executive orders opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our investors’ or society’s ESG expectations. While our mission is to promote healthy aging, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	000-53290	3.1	3/19/2025
3.3	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	000-53290	3.1	3/19/2025
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock					X
10.1	Amendment to Amended and Restated Executive Employment Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.1	2/27/2025
10.2	Performance Stock Unit Award Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.2	2/27/2025
10.3	Second Amendment to Lease Agreement, dated March 11, 2025, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC					X
10.4	Seventh Modification to Business Financing Agreement dated March 24, 2025 by and among Western Alliance Bank, Niagen Bioscience, Inc., ChromaDex Inc. and ChromaDex Analytics, Inc.					X
10.5	Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended					X
10.6	Form of Stock Option Agreement under Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended					X
10.7	Form of Restricted Stock Purchase Agreement under the Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended					X
10.8	Amended and Restated Non-Employee Director Compensation Policy					X
10.9	Amended and Restated Incentive Compensation Recoupment Policy					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

Date: May 7, 2025	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)