Form 10-Q
period 2025-06-30
Niagen Bioscience, Inc.
filed 2025-08-06
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 4, 2025 there were 79,752,957 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2025

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$60,474	$44,660
Trade receivables, net of allowances of $199 and $95, respectively	9,656	7,768
Inventories	14,406	9,192
Prepaid expenses and other assets	2,143	2,482
Total current assets	86,679	64,102

Leasehold improvements and equipment, net	1,632	1,719
Intangible assets, net	284	359
Right-of-use assets, net	2,525	1,730
Other long-term assets	405	368
Total assets	$91,525	$68,278
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,680	$8,526
Accrued expenses	7,381	7,817
Current maturities of operating lease obligations	957	982
Current maturities of finance lease obligations	6	12
Customer deposits	303	611
Total current liabilities	22,327	17,948
Deferred revenue	2,674	2,579
Operating lease obligations, less current maturities	2,329	1,657
Total liabilities	27,330	22,184

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 79,586 shares and 77,330 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	79	77
Additional paid-in capital	237,358	227,931
Accumulated deficit	(173,238)	(181,910)
Cumulative translation adjustments	(4)	(4)
Total stockholders' equity	64,195	46,094
Total liabilities and stockholders' equity	$91,525	$68,278
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales, net	$31,117	$22,739	$61,598	$44,892
Cost of sales	10,891	9,046	22,041	17,743
Gross profit	20,226	13,693	39,557	27,149

Operating expenses:
Sales and marketing	8,207	6,969	16,324	13,709
Research and development	1,567	1,316	2,825	3,411
General and administrative	7,267	5,664	12,451	11,016
Total operating expenses	17,041	13,949	31,600	28,136
Operating income (loss)	3,185	(256)	7,957	(987)

Nonoperating income:
Interest income, net	552	241	1,011	480

Income (loss) before provision for income taxes	3,737	(15)	8,968	(507)
Provision for income taxes	128	—	296	—
Net income (loss)	$3,609	$(15)	$8,672	$(507)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$—	$0.11	$(0.01)
Diluted	$0.04	$—	$0.10	$(0.01)

Weighted average common shares outstanding:
Basic	79,249	75,559	78,534	75,394
Diluted	86,241	75,559	84,877	75,394
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2025	78,433	$78	$232,119	$(176,847)	$(5)	$55,345
Issuance of common stock resulting from the exercise of stock options	1,150	1	3,751	—	—	3,752
Issuance of restricted stock	3	—	—	—	—	—
Share-based compensation	—	—	1,488	—	—	1,488
Translation adjustment	—	—	—	—	1	1
Net income	—	—	—	3,609	—	3,609
Balance, June 30, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2024	75,153	$75	$219,829	$(190,952)	$(1)	$28,951
Issuance of common stock resulting from the exercise of stock options	257	—	598	—	—	598
Issuance of restricted stock	63	—	—	—	—	—
Share-based compensation	—	—	1,185	—	—	1,185
Translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(15)	—	(15)
Balance, June 30, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Issuance of common stock resulting from the exercise of stock options	2,024	2	6,864	—	—	6,866
Issuance of restricted stock	232	—	—	—	—	—
Share-based compensation	—	—	2,563	—	—	2,563
Translation adjustment	—	—	—	—	—	—
Net income	—	—	—	8,672	—	8,672
Balance, June 30, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of common stock resulting from the exercise of stock options	257	—	598	—	—	598
Issuance of restricted stock	210	—	—	—	—	—
Share-based compensation	25	—	2,169	—	—	2,169
Translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(507)	—	(507)
Balance, June 30, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$8,672	$(507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	316	348
Amortization of intangibles	75	75
Noncash lease expense	332	337
Share-based compensation expense	2,563	2,169
Loss on disposal of leasehold improvements and equipment	4	1
(Recovery of) / Allowance for credit losses	(1,232)	47
Non-cash financing costs	26	41
Changes in operating assets and liabilities:
Trade receivables	(656)	(2,631)
Inventories	(5,214)	3,014
Implementation costs for cloud computing arrangement	(66)	—
Prepaid expenses and other assets	288	321
Accounts payable	5,154	(2,127)
Accrued expenses	(436)	(872)
Deferred revenue	95	—
Customer deposits and other	(308)	(37)
Operating lease liabilities	(480)	(148)
Net cash provided by operating activities	9,133	31

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(167)	(53)
Net cash used in investing activities	(167)	(53)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,866	598
Payment of debt issuance costs	(12)	(11)
Principal payments on finance leases	(6)	(5)
Net cash provided by financing activities	6,848	582

Net increase in cash and cash equivalents	15,814	560
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	44,660	27,325
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$60,474	$27,885

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$404	$223

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$1,127	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
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
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s second quarter of 2025 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the six months ended June 30, 2025, the Company had net income of $8.7 million and the Company’s operating activities provided cash of $9.1 million. As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $60.3 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 4. Income (Loss) Per Share Applicable to Common Stockholders
The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,609	$(15)	$8,672	$(507)

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,249	75,559	78,534	75,394
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock units (2)	6,992	—	6,343	—
Adjusted weighted average common shares outstanding for diluted earnings per share	86,241	75,559	84,877	75,394

Income (Loss) Per Share:
Basic income (loss) per common share	$0.05	$—	$0.11	$(0.01)
Diluted income (loss) per common share	$0.04	$—	$0.10	$(0.01)

(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three and six months ended June 30, 2025 and 2024 which are participating securities that feature voting and dividend rights.
(2) Options and restricted stock units outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock options	478	12,880	1,805	12,880
Restricted stock units	—	784	—	784

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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables set forth financial information by segment:

Three months ended June 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$22,699	$7,619	$799	$—	$31,117
Cost of sales	7,453	2,808	630	—	10,891
Gross profit	15,246	4,811	169	—	20,226
Operating expenses:
Sales and marketing
Advertising	2,882	—	—	—	2,882
Marketing	2,514	45	—	—	2,559
Selling	2,678	7	81	—	2,766
Research and development	1,169	398	—	—	1,567
General and administrative	—	—	—	7,267	7,267
Operating expenses	9,243	450	81	7,267	17,041

Operating income (loss)	$6,003	$4,361	$88	$(7,267)	$3,185

Three months ended June 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$18,647	$3,301	$791	$—	$22,739
Cost of sales	6,785	1,545	716	—	9,046
Gross profit	11,862	1,756	75	—	13,693
Operating expenses:
Sales and marketing
Advertising	2,548	—	—	—	2,548
Marketing	2,069	50	3	—	2,122
Selling	2,160	16	123	—	2,299
Research and development	1,135	181	—	—	1,316
General and administrative	—	—	—	5,664	5,664
Operating expenses	7,912	247	126	5,664	13,949

Operating income (loss)	$3,950	$1,509	$(51)	$(5,664)	$(256)

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$44,200	$15,788	$1,610	$—	$61,598
Cost of sales	14,860	5,909	1,272	—	22,041
Gross profit	29,340	9,879	338	—	39,557
Operating expenses:
Sales and marketing
Advertising	5,858	—	—	—	5,858
Marketing	4,967	70	—	—	5,037
Selling	5,185	56	188	—	5,429
Research and development	2,081	744	—	—	2,825
General and administrative	—	—	—	12,451	12,451
Operating expenses	18,091	870	188	12,451	31,600

Operating income (loss)	$11,249	$9,009	$150	$(12,451)	$7,957

Six Months Ended June 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$35,998	$7,389	$1,505	$—	$44,892
Cost of sales	12,939	3,382	1,422	—	17,743
Gross profit	23,059	4,007	83	—	27,149
Operating expenses:
Sales and marketing
Advertising	5,035	—	—	—	5,035
Marketing	3,966	62	4	—	4,032
Selling	4,372	16	254	—	4,642
Research and development	2,830	581	—	—	3,411
General and administrative	—	—	—	11,016	11,016
Operating expenses	16,203	659	258	11,016	28,136

Operating income (loss)	$6,856	$3,348	$(175)	$(11,016)	$(987)

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended June 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$22,699	$—	$—	$22,699
Food-grade Niagen®	—	5,994	—	5,994
Pharmaceutical-grade Niagen®	—	1,390	—	1,390
Subtotal Niagen® Related	22,699	7,384	—	30,083
Other Ingredients	—	235	—	235
Reference Standards	—	—	772	772
Consulting and Other	—	—	27	27
Subtotal Other Goods and Services	—	235	799	1,034
Total Net Sales	$22,699	$7,619	$799	$31,117

Three Months Ended June 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$18,647	$—	$—	$18,647
Food-grade Niagen®	—	3,144	—	3,144
Subtotal Niagen® Related	18,647	3,144	—	21,791
Other Ingredients	—	157	—	157
Reference Standards	—	—	755	755
Consulting and Other	—	—	36	36
Subtotal Other Goods and Services	—	157	791	948
Total Net Sales	$18,647	$3,301	$791	$22,739

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$44,200	$—	$—	$44,200
Food-grade Niagen®	—	12,968	—	12,968
Pharmaceutical-grade Niagen®	—	2,390	—	2,390
Subtotal Niagen® Related	44,200	15,358	—	59,558
Other Ingredients	—	430	—	430
Reference Standards	—	—	1,570	1,570
Consulting and Other	—	—	40	40
Subtotal Other Goods and Services	—	430	1,610	2,040
Total Net Sales	$44,200	$15,788	$1,610	$61,598

Six Months Ended June 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$35,998	$—	$—	$35,998
Food-grade Niagen®	—	7,232	—	7,232
Subtotal Niagen® Related	35,998	7,232	—	43,230
Other Ingredients	—	157	—	157
Reference Standards	—	—	1,436	1,436
Consulting and Other	—	—	69	69
Subtotal Other Goods and Services	—	157	1,505	1,662
Total Net Sales	$35,998	$7,389	$1,505	$44,892
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2025	2024	2025	2024
A.S. Watson Group - Former Related Party (1)	*	16.4%	*	14.9%
Life Extension	10.2%	*	12.7%	11.4%
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At June 30, 2025	At December 31, 2024
A.S. Watson Group - Former Related Party (1)	24.1%	47.6%
Amazon Marketplaces	12.2%	14.3%
Life Extension	22.0%	*
Wells Pharma of Houston	13.4%	10.3%
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.
As of June 30, 2025, the Company had total outstanding trade receivables of $9.7 million, with approximately 71.7% of this total concentrated among four customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party through common ownership by an enterprise that beneficially owned more than 10% of the common stock of the Company. On August 20, 2024, this entity sold its ownership in the Company, and A.S. Watson Group ceased to be a related party as of that date. However, the Company has maintained its relationship with A.S. Watson Group. The Company had no trade receivables connected to related parties as of June 30, 2025 or December 31, 2024.
The sale of consumer products to related parties during the periods indicated are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Net Sales	2025		2024		2025		2024
A.S. Watson Group - Former Related Party (1)	$—	million	$3.7	million	$—	million	$6.7	million
(1) Due to the change in ownership of A.S. Watson Group in 2024, sales after August 20, 2024 are excluded from the amounts presented in the above table.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2025 and December 31, 2024 are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Consumer Products - Finished Goods	$4,651	$5,811
Consumer Products - Work in Process	7,194	2,130
Bulk ingredients	2,117	757
Reference standards	444	494
Total Inventory	$14,406	$9,192

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
Operating Leases
As of June 30, 2025 and December 31, 2024, the Company had ROU assets of $2.5 million and $1.7 million, respectively, and corresponding operating lease liabilities of $3.3 million and $2.6 million, respectively. For the three and six months ended June 30, 2025 and 2024, the components of operating lease expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating leases
Operating lease expense	$227	$219	$445	$450
Variable lease expense (1)	88	97	186	205
Operating lease expense	315	316	631	655
Short-term lease rent expense	3	4	7	8
Total expense	$318	$320	$638	$663
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2025
Weighted-average remaining lease term (years), operating leases	3.8
Weighted-average discount rate, operating leases	7.8%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases as of June 30, 2025 are as follows:

Year	(In thousands)
2025 (Remainder)	$669
2026	1,183
2027	782
2028	657
2029	338
2030	263
Total	3,892
Less present value discount	(606)
Present value of total operating lease liabilities	3,286
Less current portion	(957)
Long-term obligations under operating leases	$2,329

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2025, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 4.75 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2025, there were approximately 6.2 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
The Company’s stock options awards are generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. The PSUs are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. Certain executive stock option awards provide for accelerated vesting if there is a change in control or termination without cause.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2025:

Weighted Average:	Six Months Ended June 30, 2025
Expected term	6.4 years
Expected volatility	78.0%
Risk-free rate	4.5%
Expected dividends	—%
Market Performance Stock Units
The Company used the following weighted average assumptions in the Monte Carlo model for market PSUs granted during the six months ended June 30, 2025:

Weighted Average:	Six Months Ended June 30, 2025
Discount Period	7.0 years
Expected volatility	76.7%
Risk-free rate	4.1%
Size Premium	1.7%
Cost of Equity	22.1%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the six months ended June 30, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,377	$3.17	6.1	$22,988
Options Granted	1,461	6.41
Options Exercised	(1,024)	2.57		6,481
Options Forfeited	(322)	5.74
Outstanding at June 30, 2025	9,492	$3.64	6.5	$102,197	*

Exercisable at June 30, 2025	6,165	$3.54	5.2	$67,013	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $14.41, which is the closing price of the Company’s stock on the last trading day for the period ended June 30, 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Market Based Stock Options
The Company grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price. The following table summarizes market based stock options activity during the six months ended June 30, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,000	$4.24	2.8	$1,070
Options Granted	—	—
Options Exercised	(1,000)	4.24		$3,860
Options Forfeited	—	—
Outstanding and exercisable at June 30, 2025	—	$—	—	$—

There were no activities related to restricted stock awards during the six months ended June 30, 2025.

Restricted Stock Units
The following table summarizes activity of RSUs during the six months ended June 30, 2025:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	609	$1.64
Granted	—	—
Vested	(233)	1.70
Forfeited	(75)	1.61
Unvested shares at June 30, 2025	301	$1.61

Market Performance Stock Units
The Company grants market performance stock units that are market based which have vesting conditions associated with the performance of the Company’s stock price. During the six months ended June 30, 2025, none of the market-based vesting conditions tied to the Company’s stock price were met. The following table summarizes activity of market PSUs during the six months ended June 30, 2025:

(In thousands except per share fair value)	Number of PSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	—	$—
Granted	1,519	3.44
Vested	—	—
Forfeited	—	—
Unvested shares at June 30, 2025	1,519	$3.44

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Share-based compensation expense
Cost of sales	$67	$85	$126	$172
Sales and marketing	215	248	421	440
Research and development	149	194	272	436
General and administrative	1,057	658	1,744	1,121
Total	$1,488	$1,185	$2,563	$2,169

As of June 30, 2025, the Company expects to recognize future share-based compensation expense of approximately $8.1 million related to unvested stock options, $0.4 million for unvested RSUs, and $4.5 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 2.1 for options, 1.4 for RSUs, and 3.8 for PSUs.

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

On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit has not yet scheduled oral argument. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of June 30, 2025, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Purchase Commitments
Subsequent Event
On July 25, 2025, the Company executed a Sales Agreement (the “Supply Agreement”) with W. R. Grace & Co.-Conn (“Grace”) with an effective date of April 1, 2025. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to source alternative suppliers (Grace Patents). Pursuant to the Supply Agreement, Grace will exclusively supply the Company with Nicotinamide-beta-Riboside Chloride (“NRCL”) meeting certain specifications as defined in a previously executed Quality Agreement. In addition, Grace is prohibited from selling NRCL to third parties and must notify the Company of any new business inquiries relating to the purchase of NRCL.

The Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive twelve (12) month terms unless either party provides written notice of its intent not to renew. The Company is required to purchase a minimum quantity of NRCL during each year of the term. The Company will also provide monthly rolling forecasts of its purchase needs for a twenty-four (24) month period, with the first twelve (12) months of each forecast binding upon Grace’s acceptance. The Company has submitted its initial rolling forecast pursuant to the Supply Agreement, which requires the purchase of approximately $32.6 million in inventory through July 31, 2026.

The parties have further agreed to make a good faith effort to execute a supplemental agreement establishing a process by which the Company would obtain from Grace a world-wide, royalty-bearing, exclusive, non-transferable and sub-licensable license to Grace’s patents covering NRCL’s manufacture, sufficient to enable the Company to manufacture NRCL for an agreed-upon royalty percentage (“License Agreement”). The License Agreement would become effective upon proper termination of the Supply Agreement under specified conditions. There is no guarantee that any such agreement will be entered into, or the timing of any such agreement or its terms.

u

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

During the three and six months ended June 30, 2025, the Company collected $0.3 million related to the ERTC. As of June 30, 2025, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.6 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of 2023, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. The Company has since received partial payment related to its ERTC claim, with the most recent collection occurring during the three months ended June 30, 2025. The Company continues to monitor guidance and communications from the IRS and remains committed to complying with all applicable requirements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 12. Deferred Revenue - NHSc

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

Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms expected to be delivered over the duration of the contract term, including renewal options, as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the three and six months ended June 30, 2025 and 2024 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (reversed) recognized from deferred revenue	$(95)	$—	$(95)	$—

The corresponding deferred revenue balance as of June 30, 2025 and December 31, 2024 is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Deferred revenue balance	$2,674	$2,579

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
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.

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
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP™), we have amassed more than 300 research partnerships with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. The results of the 300+ research partnerships have allowed CERP™ to help produce the trusted science behind Niagen® and continue to advance the understanding of NAD+ in health, diseases, and aging. We value and encourage strong scientific rigor behind our products and seek to continually develop additional relationships in pursuit of this. CERP® is a vital component of our research and development platform along with our scientific advisory board. Our scientific advisory board supports the technical and intellectual property needs of investigators, presents research at conferences, and helps build and support the NAD+ and healthy aging research community.

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

Recent Developments
Purchase Commitments
On July 25, 2025, we executed a Sales Agreement (the “Supply Agreement”) with W. R. Grace & Co.-Conn (“Grace”) with an effective date of April 1, 2025. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to source alternative suppliers (Grace Patents). Pursuant to the Supply Agreement, Grace will exclusively supply us with Nicotinamide-beta-Riboside Chloride (“NRCL”) meeting certain specifications as defined in a previously executed Quality Agreement. In addition, Grace is prohibited from selling NRCL to third parties and must notify us of any new business inquiries relating to the purchase of NRCL.

The Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive twelve (12) month terms unless either party provides written notice of its intent not to renew. We are required to purchase a minimum quantity of NRCL during each year of the term. We will also provide monthly rolling forecasts of its purchase needs for a twenty-four (24) month period, with the first twelve (12) months of each forecast binding upon Grace’s acceptance. We have submitted our initial rolling forecast pursuant to the Supply Agreement, which requires the purchase of approximately $32.6 million in inventory through July 31, 2026.

The parties have further agreed to make a good faith effort to execute a supplemental agreement establishing a process by which we would obtain from Grace a world-wide, royalty-bearing, exclusive, non-transferable and sub-licensable license to Grace’s patents covering NRCL’s manufacture, sufficient to enable the Company to manufacture NRCL for an agreed-upon royalty percentage (“License Agreement”). The License Agreement would become effective upon proper termination of the Supply Agreement under specified conditions. There is no guarantee that any such agreement will be entered into, or the timing of any such agreement or its terms.
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
As of June 30, 2025, our cash and cash equivalents totaled approximately $60.5 million, of which $60.3 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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
Our consolidated net sales, net income (loss) and income (loss) per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024

Net sales	$31,117	$22,739	$61,598	$44,892
Net income (loss)	3,609	(15)	8,672	(507)

Income (Loss) Per Share:
Basic income (loss) per common share	$0.05	$—	$0.11	$(0.01)
Diluted income (loss) per common share	$0.04	$—	$0.10	$(0.01)

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Net sales:
Consumer Products	$22,699	$18,647	22%	$44,200	$35,998	23%
Ingredients	7,619	3,301	131%	15,788	7,389	114%
Analytical reference standards and services	799	791	1%	1,610	1,505	7%
Total net sales	$31,117	$22,739	37%	$61,598	$44,892	37%

Total net sales increased by $8.4 million and $16.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase in net sales was primarily attributable to growth within our consumer products and ingredients segments. Detailed changes in net sales were driven by the following:
•Within our consumer products segment, Tru Niagen® sales increased by $4.1 million and $8.2 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. This growth was primarily driven by e-commerce channel performance, which increased by $5.0 million and $9.0 million for the three and six months ended June 30, 2025, respectively, reflecting increased customer acquisition and retention and effective digital marketing efforts. During the three and six months ended June 30, 2025, sales through our distributor partners increased $0.3 million and $0.6 million, respectively. These gains were partially offset by a temporary decline in sales to A.S. Watson, due to reduced replenishment order volumes during the current year periods. We expect sales trends with A.S. Watson to stabilize in the second half of 2025.
•Total ingredient sales increased by $4.3 million and $8.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily driven by higher sales to food-grade Niagen® partners, contributing approximately $2.9 million and $5.7 million for the three and six months ended June 30, 2025, respectively. These partner orders are subject to timing variability and may fluctuate quarter to quarter. In addition, pharmaceutical-grade Niagen® sales contributed $1.4 million and $2.4 million during the three and six-month periods, respectively. Sales of pharmaceutical-grade Niagen® commenced in the second half of 2024, and therefore no comparable sales were recorded in the prior-year periods. The remaining increase in ingredient sales was attributable to modest growth in other ingredient categories.
•Our analytical reference standards and services segment constituted the smallest proportion of our total net sales and remained relatively stable. Net sales increased by $0.1 million for the six months ended June 30, 2025, compared to the corresponding period in 2024.
Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Cost of sales:
Consumer Products	$7,453	$6,785	33%	36%	$14,860	$12,939	34%	36%
Ingredients	2,808	1,545	37	47	5,909	3,382	37	46
Analytical reference standards and services	630	716	79	91	1,272	1,422	79	94
Total cost of sales	$10,891	$9,046	35%	40%	$22,041	$17,743	36%	40%

Total cost of sales, as a percentage of net sales, improved by 480 basis points and 370 basis points for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 reflecting enhanced operational efficiency and favorable product mix shifts across our segments. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, within our consumer products segment can fluctuate due to changes in business mix, product mix, inflationary pressures, and optimization efforts in our supply chain, among other factors. For the three and six months ended June 30, 2025, cost of sales as a percentage of net sales improved by approximately 300 basis points and 200 basis points, respectively, compared to the same periods in 2024. The improvement was attributable to a favorable shift in business mix, with e-commerce representing a greater proportion of segment net sales, which generally carries higher gross margins, the use of lower-cost inventory purchases, and a more favorable product mix.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by several factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three and six months ended June 30, 2025, cost of sales, as a percentage of net sales improved approximately 1,000 basis points and 900 basis points, respectively, compared to the same periods in 2024. This improvement was primarily attributable to enhanced labor and overhead utilization resulting from increased sales volume, the use of lower-cost inventory purchases, and a favorable shift in product mix associated with the launch of pharmaceutical-grade Niagen®.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three and six months ended June 30, 2025, this segment experienced relatively stable net sales and modest reductions in cost of sales compared to the same periods in 2024. As a result, cost of sales as a percentage of net sales improved by approximately 1,200 basis points and 1,500 basis points, respectively. While the percentage improvement appears significant, this segment's smaller scale means that modest changes in dollar amounts can result in outsized percentage fluctuations.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, and delivery, among other factors. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Gross profit :
Consumer Products	$15,246	$11,862	29%	$29,340	$23,059	27%
Ingredients	4,811	1,756	174	9,879	4,007	147
Analytical reference standards and services	169	75	125	338	83	307
Total gross profit	$20,226	$13,693	48%	$39,557	$27,149	46%
For details supporting the changes in gross profit, refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ In thousands)	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$2,882	13%	$2,548	14%	$5,858	13%	$5,035	14%
Total advertising expenses	$2,882	9%	$2,548	11%	$5,858	10%	$5,035	11%
Marketing expenses:
Consumer Products	$2,514	11%	$2,069	11%	$4,967	11%	$3,966	11%
Ingredients	45	1	50	2	70	—	62	1
Analytical reference standards and services	—	—	3	—	—	—	4	—
Total marketing expenses	$2,559	8%	$2,122	9%	$5,037	8%	$4,032	9%
Selling expenses:
Consumer Products	$2,678	12%	$2,160	12%	$5,185	12%	$4,372	12%
Ingredients	7	—	16	—	56	—	16	—
Analytical reference standards and services	81	10	123	16	188	12	254	17
Total selling expenses	$2,766	9%	$2,299	10%	$5,429	9%	$4,642	10%
Total sales and marketing expenses:
Consumer Products	$8,074	36%	$6,777	36%	$16,010	36%	$13,373	37%
Ingredients	52	1	66	2	126	1	78	1
Analytical reference standards and services	81	10	126	16	188	12	258	17
Total sales and marketing expenses	$8,207	26%	$6,969	31%	$16,324	27%	$13,709	31%
Total sales and marketing expenses increased by $1.2 million and $2.6 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. However, as a percentage of net sales, total sales and marketing expenses improved by 420 basis points and 400 basis points, respectively, reflecting improved sales efficiency and disciplined investment as well as higher ingredient sales that require minimal additional sales and marketing resources. The increase in expenses primarily reflects higher investments to support brand growth in our consumer products segment. Detailed changes in sales and marketing expense were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $1.3 million and $2.6 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. While these expenses rose in absolute terms, they remained steady as a percentage of net sales for the three-month periods ended June 30, 2025 and 2024, and declined slightly to 36% from 37% for the six-month periods.
◦Advertising expenses rose by $0.3 million to $2.9 million during the three months ended June 30, 2025, and by $0.8 million to $5.9 million during the six months ended June 30, 2025. As a percentage of net sales, advertising expenses also improved slightly in both periods, declining to 13% from 14% compared to the corresponding periods in 2024.
◦Marketing expenses totaled $2.5 million and $5.0 million during the three and six months ended June 30, 2025, respectively, representing increases of $0.4 million and $1.0 million compared to the same periods in 2024. As a percentage of net sales, marketing expenses remained steady at 11% for both the current and prior-year periods shown.
◦Selling expenses grew by $0.5 million to $2.7 million during the three months ended June 30, 2025, and by $0.8 million to $5.2 million during the six months ended June 30, 2025. As a percentage of net sales, selling expenses remained steady at 12% for both the current and prior-year periods shown.

•For our ingredients segment, total sales and marketing expense were $52,000 and $126,000 for the three and six months ended June 30, 2025, respectively, compared to $66,000 and $78,000 in the comparable periods in 2024. While expenses declined $14,000 in the second quarter, the year-to-date increase of $48,000 reflects higher first-quarter investment to support pharmaceutical-grade Niagen® ingredient. These expenses remained immaterial as a percentage of net sales.
•For our analytical reference standards and services segment, sales and marketing expense decreased to $81,000 and $188,000 for the three and six months ended June 30, 2025, respectively, primarily due to lower selling costs and more efficient resource allocation.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
R&D expenses:
Consumer Products	$1,169	$1,135	3%	$2,081	$2,830	(26)%
Ingredients	398	181	120	744	581	28
Total R&D expenses	$1,567	$1,316	19%	$2,825	$3,411	(17)%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. For the three months ended June 30, 2025, R&D expenses increased by $0.3 million compared to the same period in 2024, primarily due to higher professional and consulting fees, as well as higher employee wage expenses. For the six months ended June 30, 2025, R&D expenses declined by $0.6 million compared to the prior year period. This decrease is primarily due to elevated R&D investments in the first quarter of 2024 to support the successful launch of the Niagen Plus product line, including advancement of pharmaceutical-grade Niagen®. The year-over-year decline was partially offset by higher employee wage expenses in 2025. As expected, R&D spending has returned to more normalized levels following these initiatives. We continue to anticipate fluctuations in R&D investment based on the timing and scope of specific projects, clinical development activities, and internal resource allocation.
Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change

General and administrative	$7,267	$5,664	28%	$12,451	$11,016	13%
Total general and administrative expenses increased by $1.6 million and $1.4 million during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. During the three months ended June 30, 2025, the increase was primarily driven by $0.8 million in higher employee-related expenses and share-based compensation, $0.5 million in increased professional and consulting fees, and $0.1 million in higher royalty expense, with the remainder attributable to various general and administrative costs. During the six months ended June 30, 2025, the increase reflects $1.1 million in higher employee-related expenses and share-based compensation, $1.2 million in professional and consulting fees, and $0.1 million in royalty expense, partially offset by a $1.3 million reduction in credit loss expense due to a recovery of previously recognized credit losses. The remaining increase was attributable to other general and administrative costs. For additional details regarding the recovery of credit losses see Note 10, Commitments and Contingencies, under the heading Legal Proceedings, respectively in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company recorded income tax expense of $128,000 and $296,000 during the three and six months ended June 30, 2025, respectively, representing 3.4% and 3.3% of earnings before income taxes for the respective periods. During the three and six months ended June 30, 2024, the Company incurred a net loss and therefore did not record income tax expense.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of June 30, 2025 and December 31, 2024, the Company has not identified any material uncertain tax positions requiring a reserve.

The One Big Beautiful Bill Act (OBBBA), signed into law on July 4, 2025, makes permanent many of the corporate and individual tax provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and introduces a range of new provisions such as extended bonus depreciation, enhanced R&D expensing, and changes affecting international tax rules, interest deductibility, and startup stock exemptions. While the OBBBA may have broad implications for corporate taxpayers, the Company has evaluated the relevant provisions and does not anticipate a significant impact on its consolidated income tax position, effective tax rate, or valuation allowance as a result of the legislation. Management will continue to monitor the implementation of the Act and evaluate any future guidance or rulemaking that may affect the Company’s tax profile.
Depreciation and Amortization
Depreciation expense was approximately $316,000 and $348,000 for the six months ended June 30, 2025 and 2024, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $75,000 for each of the six months ended June 30, 2025 and 2024. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Noncash lease expense for the six months ended June 30, 2025 was approximately $332,000 compared to $337,000 for the six months ended June 30, 2024.
Liquidity and Capital Resources
From inception through June 30, 2025, we have incurred aggregate losses of approximately $173.2 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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

As of June 30, 2025, we had cash and cash equivalents of $60.5 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of June 30, 2025 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of June 30, 2025, we had purchase obligations of $32.6 million related to inventory purchase commitments to be paid during the six-month period from July 1, 2025 to December 31, 2025, as well as future minimum lease obligations of $3.9 million to be paid over approximately five years.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2025, net cash provided by operating activities was approximately $9.1 million, compared to approximately $31,000 for the six months ended June 30, 2024. The increase of approximately $9.1 million was primarily driven by improvements in net income (loss), higher collections on trade receivables relative to the increase in trade receivables, and an increase in accounts payable compared to a reduction in the prior-year period. These increases were partially offset by a decrease in credit loss expense due to a recovery of previously written-off amounts and higher inventory purchases associated with scaling our inventory reserves.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.

Cash used in investing activities: Investing cash flows consist primarily of capital expenditures. Cash used in investing activities was $167,000 and $53,000 for the six months ended June 30, 2025 and 2024, respectively.
Net cash provided by financing activities: Financing cash flows primarily consists of the repayment of short-term and long-term debt and proceeds from the exercise of stock options. For the six months ended June 30, 2025, cash provided by financing activities was $6.8 million, compared to $582,000 for the same period in 2024. This increase of $6.3 million was driven by higher proceeds from the exercise of stock options compared to the same period in 2024.

Critical Accounting Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2024 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.
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
We have a history of losses and may continue to incur operating and net losses in the future. While we have recorded net income of approximately $8.7 million for the six months ended June 30, 2025 and approximately $8.6 million for the year ended December 31, 2024, we recorded a net loss of $4.9 million for the year ended December 31, 2023 and as of June 30, 2025, our accumulated deficit was approximately $173.2 million. While we had a net income for full year 2024 and have maintained net income on a quarterly basis in 2025, we have not achieved consistent profitability on an annual basis. Our history of net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of June 30, 2025, our cash and cash equivalents totaled approximately $60.5 million, of which $60.3 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
As of June 30, 2025, we had outstanding options for an aggregate of approximately 9.5 million shares of common stock at a weighted average exercise price of $3.64 per share and unvested restricted stock units and market performance stock units of approximately 0.3 million shares and 1.5 million shares, respectively. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.
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

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new rules and regulations may result in additional costs or risks. The State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if not overturned or amended, will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales. There can be no assurance that investors or other constituents will not publicly advocate for us to not make corporate governance changes or engage in corporate actions and responding to challenges could be costly and time consuming.

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have been increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. In addition, in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the President having issued executive orders opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our investors’ or society’s ESG expectations. While our mission is to promote healthy aging, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37752	3.1	4/12/2016
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	000-53290	3.1	3/19/2025
3.4	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	000-53290	3.1	3/19/2025
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock	10-Q	001-37752	4.1	5/7/2025
10.1	Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended +	8-K	001-37752	10.1	6/27/2025
10.2	Niagen Bioscience, Inc. Employee Stock Purchase Plan +	8-K	001-37752	10.2	6/27/2025
10.3	Sales Agreement, dated July 25, 2025, by and between ChromaDex, Inc. and W. R. Grace & Co.-Conn. *	8-K	001-37752	10.1	7/29/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

Date: August 6, 2025	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)