Form 10-Q
period 2025-09-30
Niagen Bioscience, Inc.
filed 2025-11-04
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 3, 2025 there were 79,806,139 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2025

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands except par values, unless otherwise indicated)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$64,290	$44,660
Trade receivables, net of allowances of $137 and $95, respectively	8,506	7,768
Inventories	18,791	9,192
Prepaid expenses and other assets	2,029	2,482
Total current assets	93,616	64,102

Leasehold improvements and equipment, net	1,499	1,719
Intangible assets, net	246	359
Right-of-use assets, net	2,361	1,730
Other long-term assets	417	368
Total assets	$98,139	$68,278
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,742	$8,526
Accrued expenses	8,700	7,817
Current maturities of operating lease obligations	976	982
Current maturities of finance lease obligations	2	12
Customer deposits	292	611
Total current liabilities	22,712	17,948
Deferred revenue	2,674	2,579
Operating lease obligations, less current maturities	2,077	1,657
Total liabilities	27,463	22,184

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 79,639 shares and 77,330 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	79	77
Additional paid-in capital	239,266	227,931
Accumulated deficit	(168,660)	(181,910)
Cumulative translation adjustments	(9)	(4)
Total stockholders' equity	70,676	46,094
Total liabilities and stockholders' equity	$98,139	$68,278
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales, net	$33,986	$25,580	$95,584	$70,472
Cost of sales	12,058	9,340	34,099	27,083
Gross profit	21,928	16,240	61,485	43,389

Operating expenses:
Sales and marketing	8,768	7,044	25,092	20,753
Research and development	1,795	1,290	4,620	4,701
General and administrative	7,129	6,304	19,580	17,320
Total operating expenses	17,692	14,638	49,292	42,774
Operating income	4,236	1,602	12,193	615

Nonoperating income:
Interest income, net	564	276	1,575	756

Income before provision for income taxes	4,800	1,878	13,768	1,371
Provision for income taxes	222	—	518	—
Net income	$4,578	$1,878	$13,250	$1,371

Net income per share attributable to common stockholders:
Basic	$0.06	$0.02	$0.17	$0.02
Diluted	$0.05	$0.02	$0.15	$0.02

Weighted average common shares outstanding:
Basic	79,779	75,972	78,953	75,588
Diluted	86,619	77,768	85,487	76,804
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, unless otherwise indicated)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195
Issuance of common stock resulting from the exercise of stock options	53	—	152	—	—	152
Issuance of restricted stock	—	—	—	—	—	—
Share-based compensation	—	—	1,756	—	—	1,756
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	4,578	—	4,578
Balance, September 30, 2025	79,639	$79	$239,266	$(168,660)	$(9)	$70,676

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, July 1, 2024	75,473	$75	$221,612	$(190,967)	$(2)	$30,718
Issuance of common stock resulting from the exercise of stock options	511	1	1,042	—	—	1,043
Issuance of restricted stock	43	—	—	—	—	—
Share-based compensation	—	—	735	—	—	735
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	1,878	—	1,878
Balance, September 30, 2024	76,027	$76	$223,389	$(189,089)	$(7)	$34,369

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount

Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Issuance of common stock resulting from the exercise of stock options	2,077	2	7,016	—	—	7,018
Issuance of restricted stock	232	—	—	—	—	—
Share-based compensation	—	—	4,319	—	—	4,319
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	13,250	—	13,250
Balance, September 30, 2025	79,639	$79	$239,266	$(168,660)	$(9)	$70,676

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of common stock resulting from the exercise of stock options	768	1	1,640	—	—	1,641
Issuance of restricted stock	253	—	—	—	—	—
Share-based compensation	25	—	2,904	—	—	2,904
Translation adjustment	—	—	—	—	(3)	(3)
Net income	—	—	—	1,371	—	1,371
Balance, September 30, 2024	76,027	$76	$223,389	$(189,089)	$(7)	$34,369

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$13,250	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	473	512
Amortization of intangibles	113	113
Noncash lease expense	496	501
Share-based compensation expense	4,319	2,904
Loss (gain) on disposal of leasehold improvements and equipment	4	(19)
(Recovery of) / Allowance for credit losses	(1,244)	59
Non-cash financing costs	41	62
Changes in operating assets and liabilities:
Trade receivables	506	(1,921)
Inventories	(9,599)	3,981
Implementation costs for cloud computing arrangement	(66)	—
Prepaid expenses and other assets	375	312
Accounts payable	4,216	(3,329)
Accrued expenses	883	99
Deferred revenue	95	(732)
Customer deposits and other	(324)	(14)
Operating lease liabilities	(713)	(373)
Net cash provided by operating activities	12,825	3,526

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(191)	(94)
Proceeds from the sale of leasehold improvements and equipment, net	—	20
Net cash used in investing activities	(191)	(74)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	7,018	1,641
Payment of debt issuance costs	(12)	(11)
Principal payments on finance leases	(10)	(9)
Net cash provided by financing activities	6,996	1,621

Net increase in cash and cash equivalents	19,630	5,073
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	44,660	27,325
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$64,290	$32,398

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$637	$358

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$1,127	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business
Niagen Bioscience, Inc. (formerly ChromaDex Corporation) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V. and ChromaDex Trading (Shanghai) Co., Ltd. (collectively, “Niagen Bioscience” or the “Company”) are a global bioscience company dedicated to healthy aging. The Niagen Bioscience team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company:
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (ASC). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of ASU 2023-06 may have on its consolidated financial statements and disclosures.

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
In March 2024, the FASB issued ASU 2024-02, "Codification Improvements". ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. While the Company is currently evaluating the impact of this standard, it is not expected to have a significant impact on the Company’s financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses". ASU 2024-03 requires public companies to disclose additional information about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in both interim and annual financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of this standard.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This standard introduces a practical expedient, and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which amends the guidance in ASC 350-40. The amendment modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and requiring capitalization of software costs once a project is authorized, funded, and deemed probable to complete, with an added focus on evaluating any significant development uncertainty. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.
Note 3. Liquidity

Evaluation of Ability to Maintain Current Level of Operations

In connection with the preparation of these Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of 2025 interim Unaudited Condensed Consolidated Financial Statements. Management assessed that there were such conditions and events, including a history of recurring operating losses and a history of negative cash flows from operating activities. For the nine months ended September 30, 2025, the Company had net income of $13.3 million and the Company’s operating activities provided cash of $12.8 million. As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $64.1 million which consists of bank deposits and short-term investments, including highly liquid investment-grade debt instruments with an original maturity of three months or less. The fair value of the Company’s cash and cash equivalents is derived using Level 1 inputs.

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

Note 4. Income Per Share Applicable to Common Stockholders
The following table sets forth the computations of income per share amounts applicable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$4,578	$1,878	$13,250	$1,371

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,779	75,972	78,953	75,588
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock units (2)	6,840	1,796	6,534	1,216
Adjusted weighted average common shares outstanding for diluted earnings per share	86,619	77,768	85,487	76,804

Income Per Share:
Basic income per common share	$0.06	$0.02	$0.17	$0.02
Diluted income per common share	$0.05	$0.02	$0.15	$0.02

(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three and nine months ended September 30, 2025 and 2024 which are participating securities that feature voting and dividend rights.
(2) Options that were anti-dilutive and, therefore, excluded from the computation of weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 are presented in the table below. There were no anti-dilutive restricted stock units during any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock options	427	5,712	492	6,585

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
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company’s reportable segments are significant operating segments that offer differentiated services. This structure reflects the Company’s current operational and financial management and provides the best structure to maximize the Company's objectives and investment strategy, while maintaining financial discipline. The Company's Chief Executive Officer, who serves as chief operating decision maker (CODM), reviews financial information for each operating segment to evaluate performance and allocate resources. The Company evaluates performance and allocates resources based on the review of net sales, gross profit, and operating income (loss), by reportable segment. The Company's CODM does not review assets by segment in the evaluation, and therefore, assets by segment are not disclosed below. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items not allocated by the Company to each reportable segment.

The following tables set forth financial information by segment:

Three months ended September 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$26,017	$7,197	$772	$—	$33,986
Cost of sales	8,560	2,944	554	—	12,058
Gross profit	17,457	4,253	218	—	21,928
Operating expenses:
Sales and marketing
Advertising	3,145	—	—	—	3,145
Marketing	2,700	17	1	—	2,718
Selling	2,788	38	79	—	2,905
Research and development	1,400	395	—	—	1,795
General and administrative	—	—	—	7,129	7,129
Operating expenses	10,033	450	80	7,129	17,692

Operating income (loss)	$7,424	$3,803	$138	$(7,129)	$4,236

Three months ended September 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$18,123	$6,673	$784	$—	$25,580
Cost of sales	6,512	2,176	652	—	9,340
Gross profit	11,611	4,497	132	—	16,240
Operating expenses:
Sales and marketing
Advertising	2,734	—	—	—	2,734
Marketing	1,920	15	—	—	1,935
Selling (1)	2,264	(9)	120	—	2,375
Research and development	901	389	—	—	1,290
General and administrative	—	—	—	6,304	6,304
Operating expenses	7,819	395	120	6,304	14,638

Operating income (loss)	$3,792	$4,102	$12	$(6,304)	$1,602
(1) During the three months ended September 30, 2024, the Company recorded a reversal of certain selling expenses within the Ingredients segment as a result of a reduction in commissions payable.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$70,217	$22,985	$2,382	$—	$95,584
Cost of sales	23,420	8,853	1,826	—	34,099
Gross profit	46,797	14,132	556	—	61,485
Operating expenses:
Sales and marketing
Advertising	9,003	—	—	—	9,003
Marketing	7,667	87	1	—	7,755
Selling	7,973	94	267	—	8,334
Research and development	3,481	1,139	—	—	4,620
General and administrative	—	—	—	19,580	19,580
Operating expenses	28,124	1,320	268	19,580	49,292

Operating income (loss)	$18,673	$12,812	$288	$(19,580)	$12,193

Nine Months Ended September 30, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Corporate and other	Total

(In thousands)
Net sales	$54,121	$14,062	$2,289	$—	$70,472
Cost of sales	19,451	5,558	2,074	—	27,083
Gross profit	34,670	8,504	215	—	43,389
Operating expenses:
Sales and marketing
Advertising	7,770	—	—	—	7,770
Marketing	5,886	77	4	—	5,967
Selling	6,635	7	374	—	7,016
Research and development	3,731	970	—	—	4,701
General and administrative	—	—	—	17,320	17,320
Operating expenses	24,022	1,054	378	17,320	42,774

Operating income (loss)	$10,648	$7,450	$(163)	$(17,320)	$615

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Disaggregated revenues are as follows:

Three Months Ended September 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$26,017	$—	$—	$26,017
Food-grade Niagen®	—	6,405	—	6,405
Pharmaceutical-grade Niagen®	—	510	—	510
Subtotal Niagen® Related	26,017	6,915	—	32,932
Other Ingredients	—	282	—	282
Reference Standards	—	—	757	757
Consulting and Other	—	—	15	15
Subtotal Other Goods and Services	—	282	772	1,054
Total Net Sales	$26,017	$7,197	$772	$33,986

Three Months Ended September 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$18,123	$—	$—	$18,123
Food-grade Niagen®	—	5,760	—	5,760
Pharmaceutical-grade Niagen®	—	900	—	900
Subtotal Niagen® Related	18,123	6,660	—	24,783
Other Ingredients	—	13	—	13
Reference Standards	—	—	759	759
Consulting and Other	—	—	25	25
Subtotal Other Goods and Services	—	13	784	797
Total Net Sales	$18,123	$6,673	$784	$25,580

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$70,217	$—	$—	$70,217
Food-grade Niagen®	—	19,373	—	19,373
Pharmaceutical-grade Niagen®	—	2,900		2,900
Subtotal Niagen® Related	70,217	22,273	—	92,490
Other Ingredients	—	712	—	712
Reference Standards	—	—	2,327	2,327
Consulting and Other	—	—	55	55
Subtotal Other Goods and Services	—	712	2,382	3,094
Total Net Sales	$70,217	$22,985	$2,382	$95,584

Nine Months Ended September 30, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$54,121	$—	$—	$54,121
Food-grade Niagen®	—	12,992	—	12,992
Pharmaceutical-grade Niagen®	—	900	—	900
Subtotal Niagen® Related	54,121	13,892	—	68,013
Other Ingredients	—	170	—	170
Reference Standards	—	—	2,195	2,195
Consulting and Other	—	—	94	94
Subtotal Other Goods and Services	—	170	2,289	2,459
Total Net Sales	$54,121	$14,062	$2,289	$70,472
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2025	2024	2025	2024
A.S. Watson Group - Former Related Party (1)	10.8%	*	*	12.4%
Life Extension	11.9%	16.8%	12.4%	13.3%
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At September 30, 2025	At December 31, 2024
A.S. Watson Group - Former Related Party (1)	39.0%	47.6%
Amazon Marketplaces	*	14.3%
Life Extension	14.7%	*
Wells Pharma of Houston	*	10.3%
BioTe Medical	11.2%	*
* Represents less than 10%
(1) For additional information regarding the relationship between the Company and A.S. Watson Group, see Note 6, Related Party Transactions.
As of September 30, 2025, the Company had total outstanding trade receivables of $8.5 million, with approximately 64.9% of this total concentrated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

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

Note 6. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party through common ownership by an enterprise that beneficially owned more than 10% of the common stock of the Company. On August 20, 2024, this entity sold its ownership in the Company, and A.S. Watson Group ceased to be a related party as of that date. However, the Company has maintained its relationship with A.S. Watson Group. The Company had no trade receivables connected to related parties as of September 30, 2025 or December 31, 2024.
The sale of consumer products to related parties during the periods indicated are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Sales	2025		2024		2025		2024
A.S. Watson Group - Former Related Party (1)	$—	million	$2.0	million	$—	million	$8.7	million
(1) Due to the change in ownership of A.S. Watson Group in 2024, sales after August 20, 2024 are excluded from the amounts presented in the above table.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Inventories
The Company's major classes of inventory and corresponding balances as of September 30, 2025 and December 31, 2024 are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Consumer Products - Finished Goods	$7,636	$5,811
Consumer Products - Work in Process	7,044	2,130
Bulk ingredients	3,678	757
Reference standards	433	494
Total Inventory	$18,791	$9,192

Note 8. Leases
The Company accounts for its leases in accordance with ASU No. 2016-02 (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases, with varying expirations extending through fiscal year 2030. The lease agreements provide for renewal options and rent escalation over the lease term, as well as require the Company to pay maintenance, insurance and property taxes. Lease expense is recognized on a straight-line basis over the term of the lease.
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
Operating Leases
As of September 30, 2025 and December 31, 2024, the Company had ROU assets of $2.4 million and $1.7 million, respectively, and corresponding operating lease liabilities of $3.1 million and $2.6 million, respectively. For the three and nine months ended September 30, 2025 and 2024, the components of operating lease expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating leases
Operating lease expense	$226	$218	$671	$668
Variable lease expense (1)	122	104	308	309
Operating lease expense	348	322	979	977
Short-term lease rent expense	6	4	13	12
Total expense	$354	$326	$992	$989
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At September 30, 2025
Weighted-average remaining lease term (years), operating leases	3.6
Weighted-average discount rate, operating leases	7.8%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases as of September 30, 2025 are as follows:

Year	(In thousands)
2025 (Remainder)	$215
2026	1,183
2027	782
2028	657
2029	338
2030	263
Total	3,438
Less present value discount	(385)
Present value of total operating lease liabilities	3,053
Less current portion	(976)
Long-term obligations under operating leases	$2,077

Note 9. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2025, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 4.75 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan, and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award, and (ii) 1.5 shares for each share that relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2025, there were approximately 6.4 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
Historically, the Company’s stock options awards have been generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning August 1, 2025, newly granted stock option awards will generally vest over four years at 25% per year on the anniversary of the grant date. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. The PSUs are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. Certain executive stock option awards provide for accelerated vesting if there is a change in control or termination without cause.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
On June 24, 2025, the Company’s shareholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (“ESPP”), pursuant to which 650,000 shares of the Company’s common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share of common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. The Company has not yet extended its first offering period and 650,000 shares remained available for issuance as of September 30, 2025.
Stock Options
The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2025:

Weighted Average:	Nine Months Ended September 30, 2025
Expected term	6.4 years
Expected volatility	78.0%
Risk-free rate	4.5%
Expected dividends	—%
Market Performance Stock Units
The Company used the following weighted average assumptions in the Monte Carlo model for market PSUs granted during the nine months ended September 30, 2025:

Weighted Average:	Nine Months Ended September 30, 2025
Discount Period	7.0 years
Expected volatility	76.7%
Risk-free rate	4.1%
Size Premium	1.7%
Cost of Equity	22.1%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,377	$3.17	6.1	$22,988
Options Granted	1,477	6.44
Options Exercised	(1,077)	2.58		6,852
Options Forfeited	(507)	5.06
Outstanding at September 30, 2025	9,270	$3.65	6.2	$53,842	*

Exercisable at September 30, 2025	6,441	$3.42	5.1	$38,609	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $9.33, which is the closing price of the Company’s stock on the last trading day for the period ended September 30, 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Market Based Stock Options
The Company grants stock option awards that are market based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price. The following table summarizes market based stock options activity during the nine months ended September 30, 2025:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,000	$4.24	2.8	$1,070
Options Granted	—	—
Options Exercised	(1,000)	4.24		$3,860
Options Forfeited	—	—
Outstanding and exercisable at September 30, 2025	—	$—	—	$—

There were no activities related to restricted stock awards during the nine months ended September 30, 2025.

Restricted Stock Units
The following table summarizes activity of RSUs during the nine months ended September 30, 2025:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	609	$1.64
Granted	—	—
Vested	(233)	1.70
Forfeited	(93)	1.61
Unvested shares at September 30, 2025	283	$1.61

Market Performance Stock Units
The Company grants market performance stock units that are market based which have vesting conditions associated with the performance of the Company’s stock price. During the nine months ended September 30, 2025, none of the market-based vesting conditions tied to the Company’s stock price were met. The following table summarizes activity of market PSUs during the nine months ended September 30, 2025:

(In thousands except per share fair value)	Number of PSUs	Weighted Average Fair Value
Unvested shares at December 31, 2024	—	$—
Granted	1,519	3.44
Vested	—	—
Forfeited	—	—
Unvested shares at September 30, 2025	1,519	$3.44

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Share-based compensation expense
Cost of sales	$71	$73	$196	$245
Sales and marketing	196	128	616	568
Research and development	145	144	417	580
General and administrative	1,344	390	3,090	1,511
Total	$1,756	$735	$4,319	$2,904

As of September 30, 2025, the Company expects to recognize future share-based compensation expense of approximately $6.8 million related to unvested stock options, $0.3 million for unvested RSUs, and $4.0 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 1.9 for options, 1.2 for RSUs, and 3.5 for PSUs.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
On December 27, 2024, the Company received from Elysium payment of the First Installment in the amount of $1,325,000 and on March 28, 2025 the Company received from Elysium payment of the Second Installment in the amount of $1,325,000, which the Company recorded as a recovery of credit losses within general and administrative expense in its Consolidated Statements of Operations. On December 30, 2024, pursuant to the Settlement Agreement, the parties filed with the Ninth Circuit a stipulated motion to voluntarily dismiss the pending Appeals, and on December 31, 2024, the Ninth Circuit dismissed the Appeals. On April 4, 2025, the Company filed an acknowledgement of satisfaction of judgment, confirming that the December 27, 2024 judgment has been fully satisfied.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
On September 21, 2021, the Court granted Elysium’s motion for summary judgment that the claims of the ‘807 and ‘086 patents are invalid based on patent-ineligible subject matter. Niagen Bioscience filed a notice of appeal on November 2, 2021. Niagen Bioscience’s opening brief was filed on February 2, 2022. Elysium’s response brief was filed on April 11, 2022. Niagen Bioscience’s reply brief was filed on May 9, 2022. Oral argument occurred on December 6, 2022. On February 13, 2023, the court of appeals issued a decision affirming the district court’s decision. On March 15, 2023, Niagen Bioscience filed a petition for a panel rehearing and/or rehearing en banc. On April 10, 2023, the court of appeals invited Elysium to file a response to the petition and on April 24, 2023, Elysium filed a response to the petition. On May 10, 2023, the court of appeals denied the petition. On May 17, 2023, the court of appeals issued the mandate. On June 16, 2023, Elysium filed a bill of costs and a motion for attorneys’ fees and costs. On June 30, 2023, Niagen Bioscience filed objections to Elysium’s bill of costs. On July 21, 2023, Niagen Bioscience filed a response to Elysium’s motion for attorneys’ fees and costs. On July 28, 2023, Niagen Bioscience filed an application for an extension of time to September 7, 2023 to file a petition for writ of certiorari. On August 1, 2023, the Supreme Court granted the requested extension. On August 14, 2023, Elysium filed a reply in support of its motion for attorneys’ fees and costs. On September 7, 2023, Niagen Bioscience filed a petition for writ of certiorari. On October 16, 2023, the Supreme Court denied the petition. On March 25, 2024, the Court granted Elysium’s motion for attorneys’ fees and costs. On April 9, 2024, the Court entered a stipulated schedule and procedure for resolving the amount of fees and costs. On May 23, 2024, Elysium filed its opening brief. On June 6, 2024, Niagen Bioscience filed its response brief. On June 13, 2024, Elysium filed its reply brief. On August 20, 2024, the Court issued a ruling on the parties’ disputes regarding the amount of fees and costs and instructed the parties to meet and confer about the next steps in light of the ruling. On October 1, 2024, the parties submitted a joint motion for entry of judgment. On October 28, 2024, the court issued its final judgment resolving the amount of fees and costs granting $9.2 million, plus judgment interest on this amount calculated at a rate of 5.02% compounded annually on any unpaid balance for the period from March 25, 2024, until Niagen Bioscience pays the total sum owed. On December 4, 2024, Niagen Bioscience filed an unopposed motion in the district court to approve bond and stay enforcement under Rule 62. On December 6, 2024, the Court granted the motion.

On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit has not yet scheduled oral argument. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of September 30, 2025, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

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
In August 2025, the Company received a demand letter alleging violations of California’s Business and Professions Code related to automatic renewal and cancellation disclosures on its e-commerce platform. On October 31, 2025, a class action lawsuit was filed in connection with the same matter. The Company believes its automatic renewal flow complies with all applicable laws, including recent amendments effective July 2025, and believes the allegations lack merit. The amount or range of potential loss cannot be reasonably estimated at this time, if any, and in any event, the Company does not believe that the ultimate resolution of this matter will be material to the Company’s results of operations, financial condition or cash flows.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Purchase Commitments
On July 25, 2025, the Company executed a Sales Agreement (the “Grace Supply Agreement”) with W. R. Grace & Co.-Conn (“Grace”) with an effective date of April 1, 2025. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit the Company’s ability to source alternative suppliers (Grace Patents). Pursuant to the Grace Supply Agreement, Grace will exclusively supply the Company with Nicotinamide-beta-Riboside Chloride (“NRCL”) meeting certain specifications as defined in a previously executed Quality Agreement dated March 22, 2024. In addition, Grace is prohibited from selling NRCL to third parties and must notify the Company of any new business inquiries relating to the purchase of NRCL.

The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive twelve (12) month terms unless either party provides written notice of its intent not to renew. The Company is required to purchase a minimum quantity of NRCL during each year of the term. The Company will also provide monthly rolling forecasts of its purchase needs for a twenty-four (24) month period, with the first twelve (12) months of each forecast binding upon Grace’s acceptance. The Company has submitted its initial rolling forecast pursuant to the Supply Agreement, which requires the purchase of approximately $33.6 million in inventory through September 30, 2026.

The parties have further agreed to make a good faith effort to execute a supplemental agreement establishing a process by which the Company would obtain from Grace a world-wide, royalty-bearing, exclusive, non-transferable and sub-licensable license to Grace’s patents covering NRCL’s manufacture, sufficient to enable the Company to manufacture NRCL for an agreed-upon royalty percentage (“License Agreement”). The License Agreement would become effective upon proper termination of the Grace Supply Agreement under specified conditions. There is no guarantee that any such agreement will be entered into, or the timing of any such agreement or its terms.

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

The Company determined its qualification for the ERTC in the last three quarters of 2020 and all three quarters of 2021, and filed a claim for the credit in August 2022. During the quarter ended September 30, 2022, the Company recorded an aggregate benefit of approximately $2.1 million to reflect the ERTC for all eligible quarters. During the years ended December 31, 2023 and December 31, 2022, the Company collected $0.9 million and $0.6 million, respectively, related to the ERTC.

During the three and nine months ended September 30, 2025, the Company collected $0.3 million related to the ERTC. As of September 30, 2025, the Company's Consolidated Balance Sheets include an ERTC benefit of $0.6 million and associated commissions payable of $0.1 million recorded within prepaid expenses and other current assets and accrued expenses, respectively.

On September 14, 2023, the IRS announced an immediate halt in processing new claims for the employee retention credit until at least the end of 2023, citing ongoing concerns about improper claims. The IRS guaranteed ongoing processing of existing claims, albeit at a reduced pace and with increased compliance scrutiny. The Company has since received partial payment related to its ERTC claim, with the most recent collection occurring during the nine months ended September 30, 2025. The Company continues to monitor guidance and communications from the IRS and remains committed to complying with all applicable requirements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 12. Deferred Revenue - NHSc

On October 10, 2022, the Company and Société des Produits Nestlé SA, a société anonyme organized under the laws of Switzerland (NHSc), as successor-in-interest to NESTEC Ltd., entered into an amended and restated supply agreement (the “Supply Agreement”), which amends and restates the supply agreement, dated December 19, 2018, entered into by the Company and NESTEC Ltd. Pursuant to the Supply Agreement, NHSc and its affiliates will exclusively purchase nicotinamide riboside chloride (NRCL) from the Company and NHSc and its affiliates will have the non-exclusive right to manufacture, market, distribute, and sell products using NRCL for human use in the (i) medical nutritional, (ii) functional food and beverage and (iii) multi-ingredient dietary supplements categories sold under one of the NHSc brands world-wide, but excluding certain countries and ingredient combinations. The term of the Supply Agreement is five years, unless earlier terminated, and is subject to automatic extensions provided certain minimum purchases by NHSc are met.

Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms expected to be delivered over the duration of the contract term, including renewal options, as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the three and nine months ended September 30, 2025 and 2024 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (reversed) recognized from deferred revenue	$—	$732	$(95)	$732

The corresponding deferred revenue balance as of September 30, 2025 and December 31, 2024 is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Deferred revenue balance	$2,674	$2,579

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
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.

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
Company Overview
We are a global bioscience company dedicated to promoting healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that regulates cellular metabolism and is present in every cell of the human body. NAD+ levels naturally decline with age, by up to 65% between ages 30 and 70, and can also be impacted by poor diet, excess alcohol consumption, and certain disease states. Increasing NAD+ levels through NAD+ precursors, calorie restriction, or moderate exercise has been shown to support healthy cellular function. We are at the forefront of developing and commercializing effective methods to support NAD+ levels and promote healthy aging.
In 2013, we commercialized food-grade Niagen®, a proprietary form of nicotinamide riboside chloride (NRC), a novel form of vitamin B3, as both a dietary and food ingredient. In 2017, we expanded our offerings with the launch of Tru Niagen®, a finished dietary supplement featuring Niagen®, available directly to consumers. In 2024, we launched Niagen Plus, a product line for healthcare practitioners and clinics, featuring pharmaceutical-grade Niagen®. We also supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities, which compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen® formulations for use under prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and is generally recognized as safe (GRAS), while pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
NRC is one of the most well-studied and efficient NAD+ precursors available. Data from numerous preclinical studies and human clinical trials demonstrate that orally administered food-grade NRC significantly increases NAD+ levels in blood and tissue. Food-grade Niagen® has twice been successfully reviewed under the FDA’s New Dietary Ingredient (NDI) program, has been successfully notified to the FDA as GRAS, and has received approvals or authorizations from Health Canada, the European Commission, the Turkish Ministry of Agriculture, and the Therapeutic Goods Administration (TGA) of Australia. Food-grade Niagen® has also been approved for inclusion in medical foods by the Brazilian Health Regulatory Agency (ANVISA) and Food Standards Australia New Zealand (FSANZ). Clinical studies of oral Niagen® have shown outcomes including increased NAD+ levels, improved cellular metabolism, and enhanced energy production. Niagen® and other NAD+ precursors are protected by a robust portfolio of owned and exclusively licensed patents.

To date, there are more than 525 published human clinical studies related to NAD+ and its impact on health. These areas of study include understanding NAD+’s role in Alzheimer’s disease, Parkinson’s disease, neuropathy, sarcopenia, liver disease and heart failure.
We are among the world leaders in the emerging NAD+ space. Through our ChromaDex External Research Program (CERP®), we have built more than 300 research collaborations with leading universities and research institutions, including the National Institutes of Health, Cornell, Dartmouth, Harvard, MIT, University of Cambridge, the Mayo Clinic, Chiba University, and Sun Yat-sen University. Research from CERP® partners has produced peer-reviewed publications that continue to advance understanding of NAD+ biology, including in health, diseases, and aging, and support the science behind Niagen®. Our Scientific Advisory Board, chaired by Dr. Roger Kornberg, Nobel Laureate and Stanford Professor, includes distinguished scientists such as Dr. Charles Brenner, discoverer of NR as an NAD+ precursor, and experts from Harvard, UC Davis, USC, Scripps Research, and the NIH. Together, our research partnerships and advisory board form a key part of our innovation platform in healthy aging and NAD+ science.

Recent Developments
Employee Stock Purchase Plan
On June 24, 2025, our stockholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (“ESPP”), pursuant to which 650,000 of our common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s common stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. We have not yet extended our first offering period and 650,000 shares remained available for issuance as of September 30, 2025.
Purchase Commitments
On July 25, 2025, we executed a Sales Agreement (the “Grace Supply Agreement”) with W. R. Grace & Co.-Conn (“Grace”) with an effective date of April 1, 2025. In January 2019, Grace was issued patents related to the crystalline form of NR chloride which limit our ability to source alternative suppliers (Grace Patents). Pursuant to the Grace Supply Agreement, Grace will exclusively supply us with Nicotinamide-beta-Riboside Chloride (“NRCL”) meeting certain specifications as defined in a previously executed Quality Agreement. In addition, Grace is prohibited from selling NRCL to third parties and must notify us of any new business inquiries relating to the purchase of NRCL.

The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive twelve (12) month terms unless either party provides written notice of its intent not to renew. We are required to purchase a minimum quantity of NRCL during each year of the term. We will also provide monthly rolling forecasts of its purchase needs for a twenty-four (24) month period, with the first twelve (12) months of each forecast binding upon Grace’s acceptance. We have submitted our rolling forecast pursuant to the Grace Supply Agreement, which requires the purchase of approximately $33.6 million in inventory through September 30, 2026.

The parties have further agreed to make a good faith effort to execute a supplemental agreement establishing a process by which we would obtain from Grace a world-wide, royalty-bearing, exclusive, non-transferable and sub-licensable license to Grace’s patents covering NRCL’s manufacture, sufficient to enable the Company to manufacture NRCL for an agreed-upon royalty percentage (“License Agreement”). The License Agreement would become effective upon proper termination of the Grace Supply Agreement under specified conditions. There is no guarantee that any such agreement will be entered into, or the timing of any such agreement or its terms.
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
As of September 30, 2025, our cash and cash equivalents totaled approximately $64.3 million, of which $64.1 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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
Our consolidated net sales, net income and income per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024

Net sales	$33,986	$25,580	$95,584	$70,472
Net income	4,578	1,878	13,250	1,371

Income Per Share:
Basic income per common share	$0.06	$0.02	$0.17	$0.02
Diluted income per common share	$0.05	$0.02	$0.15	$0.02

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Net sales:
Consumer Products	$26,017	$18,123	44%	$70,217	$54,121	30%
Ingredients	7,197	6,673	8%	22,985	14,062	63%
Analytical reference standards and services	772	784	(2)%	2,382	2,289	4%
Total net sales	$33,986	$25,580	33%	$95,584	$70,472	36%

Total net sales increased by $8.4 million and $25.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase in net sales was primarily attributable to growth within our consumer products and ingredients segments. Detailed changes in net sales were driven by the following:
•Within our consumer products segment, Tru Niagen® sales increased by $7.9 million and $16.1 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. This growth was primarily driven by e-commerce channel performance, which increased approximately $4.3 million and $13.3 million for the three and nine months ended September 30, 2025, respectively, reflecting increased customer acquisition and retention and effective digital marketing efforts. During the three and nine months ended September 30, 2025, sales through our distributor partners increased $2.0 million and $2.6 million, respectively. The remaining gains were attributable to higher sales to A.S. Watson, which were up $1.6 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
•Total ingredient sales increased by $0.5 million and $8.9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily driven by higher sales to food-grade Niagen® partners, contributing approximately $0.6 million and $6.4 million for the three and nine months ended September 30, 2025, respectively. While pharmaceutical-grade Niagen® sales decreased slightly by $0.4 million during the three month period, total pharmaceutical-grade Niagen® sales improved by $2.0 million during the nine-month period ended September 30, 2025, compared to the corresponding period in 2024, reflecting an overall growth. These ingredient partner orders are subject to timing variability and may fluctuate quarter to quarter. The remaining increase in ingredient sales was attributable to modest growth in other ingredient categories.
•Our analytical reference standards and services segment constituted the smallest proportion of our total net sales and remained stable for the three months ended September 30, 2025 compared to the same period in 2024. Net sales increased by $0.1 million for the nine months ended September 30, 2025, compared to the corresponding period in 2024.
Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Cost of sales:
Consumer Products	$8,560	$6,512	32.9%	35.9%	$23,420	$19,451	33.4%	35.9%
Ingredients	2,944	2,176	40.9	32.6	8,853	5,558	38.5	39.5
Analytical reference standards and services	554	652	71.8	83.2	1,826	2,074	76.7	90.6
Total cost of sales	$12,058	$9,340	35.5%	36.5%	$34,099	$27,083	35.7%	38.4%

Total cost of sales, as a percentage of net sales, improved by 100 basis points and 270 basis points for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 reflecting enhanced operational efficiency and favorable product mix shifts across our segments. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, within our consumer products segment can fluctuate due to changes in business mix, product mix, inflationary pressures, and optimization efforts in our supply chain, among other factors. For the three and nine months ended September 30, 2025, cost of sales as a percentage of net sales improved by approximately 300 basis points and 250 basis points, respectively, compared to the same periods in 2024. The improvement was attributable to a favorable shift in product mix and the use of lower-cost inventory purchases.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by several factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three months ended September 30, 2025, cost of sales as a percentage of net sales increased by approximately 830 basis points, primarily due to a shift in business mix, with food-grade Niagen® representing a greater portion of segment sales and pharmaceutical-grade Niagen® representing a smaller portion of segment sales each of which carries a distinct margin profile. Changes in the relative contribution of these products unfavorably affected the overall margin structure for the period. For the nine months ended September 30, 2025, cost of sales, as a percentage of net sales, improved by approximately 100 basis points, compared to the same periods in 2024. This improvement was primarily driven by more efficient labor and overhead utilization associated with higher sales volumes and the use of lower-cost inventory purchases.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three and nine months ended September 30, 2025, this segment experienced relatively stable net sales and modest reductions in cost of sales compared to the same periods in 2024. As a result, cost of sales as a percentage of net sales improved by approximately 1,140 basis points and 1,390 basis points, respectively. While the percentage improvement appears significant, this segment's smaller scale means that modest changes in dollar amounts can result in outsized percentage fluctuations.
Gross Profit
Gross profit is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, and delivery, among other factors. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Gross profit :
Consumer Products	$17,457	$11,611	50%	$46,797	$34,670	35%
Ingredients	4,253	4,497	(5)	14,132	8,504	66
Analytical reference standards and services	218	132	65	556	215	159
Total gross profit	$21,928	$16,240	35%	$61,485	$43,389	42%
For details supporting the changes in gross profit, refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.

Operating Expenses-Sales and Marketing
Sales and marketing expenses consist of salaries, advertising, public relations and marketing expenses. Sales and marketing expenses by reportable segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ In thousands)	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$3,145	12.1%	$2,734	15.1%	$9,003	12.8%	$7,770	14.4%
Total advertising expenses	$3,145	9.3%	$2,734	10.7%	$9,003	9.4%	$7,770	11.0%
Marketing expenses:
Consumer Products	$2,700	10.4%	$1,920	10.6%	$7,667	10.9%	$5,886	10.9%
Ingredients	17	0.2	15	0.2	87	0.4	77	0.5
Analytical reference standards and services	1	0.1	—	—	1	—	4	0.2
Total marketing expenses	$2,718	8.0%	$1,935	7.6%	$7,755	8.1%	$5,967	8.5%
Selling expenses:
Consumer Products	$2,788	10.7%	$2,264	12.5%	$7,973	11.4%	$6,635	12.3%
Ingredients	38	0.5	(9)	(0.1)	94	0.4	7	—
Analytical reference standards and services	79	10.2	120	15.3	267	11.2	374	16.3
Total selling expenses	$2,905	8.5%	$2,375	9.3%	$8,334	8.7%	$7,016	10.0%
Total sales and marketing expenses:
Consumer Products	$8,633	33.2%	$6,918	38.2%	$24,643	35.1%	$20,291	37.5%
Ingredients	55	0.8	6	0.1	181	0.8	84	0.6
Analytical reference standards and services	80	10.4	120	15.3	268	11.3	378	16.5
Total sales and marketing expenses	$8,768	25.8%	$7,044	27.5%	$25,092	26.3%	$20,753	29.4%
Total sales and marketing expenses increased by $1.7 million and $4.3 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. However, as a percentage of net sales, total sales and marketing expenses improved by 170 basis points and 310 basis points, respectively, reflecting improved sales efficiency and disciplined investment as well as higher ingredient sales that require minimal additional sales and marketing resources. The increase in expenses primarily reflects higher investments to support brand growth in our consumer products segment. Detailed changes in sales and marketing expense were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $1.7 million and $4.4 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. While these expenses rose in absolute terms, sales and marketing expenses, as a percentage of net sales, improved to 33.2% from 38.2% for the three month periods ended September 30, 2025 and 2024, respectively, and improved to 35.1% from 37.5% for the nine month periods ended September 30, 2025 and 2024, respectively.
◦Advertising expenses rose by $0.4 million during the three months ended September 30, 2025, and by $1.2 million during the nine months ended September 30, 2025. Despite the higher spend, as a percentage of net sales, advertising efficiency improved, with expenses representing 12.1% of net sales, compared to 15.1% in the prior-year quarter, and 12.8% of net sales, compared to 14.4% in the prior year-to-date period.
◦Marketing expenses totaled $2.7 million and $7.7 million during the three and nine months ended September 30, 2025, respectively, representing increases of $0.8 million and $1.8 million compared to the same periods in 2024. As a percentage of net sales, marketing expenses improved slightly to 10.4% from 10.6% for the three month periods and remained steady at 10.9% for the nine month periods.

◦Selling expenses grew by $0.5 million during the three months ended September 30, 2025, and by $1.3 million during the nine months ended September 30, 2025. As a percentage of net sales, selling expenses improved slightly in both periods, declining to 10.7% from 12.3% compared to the corresponding periods in 2024.
•For our ingredients segment, total sales and marketing expense increased by $49,000 and $97,000 during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase reflects higher investment to support pharmaceutical-grade Niagen® ingredient. These expenses remained immaterial as a percentage of net sales.
•For our analytical reference standards and services segment, sales and marketing expense decreased to $80,000 and $268,000 for the three and nine months ended September 30, 2025, respectively, primarily due to lower selling costs and more efficient resource allocation.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of headcount, clinical trials, product development and process development expenses. Research and development expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
R&D expenses:
Consumer Products	$1,400	$901	55%	$3,481	$3,731	(7)%
Ingredients	395	389	2	1,139	970	17
Total R&D expenses	$1,795	$1,290	39%	$4,620	$4,701	(2)%
We allocate R&D expenses related to our Niagen® branded ingredient to the consumer products and ingredients segment, based on recorded revenues. For the three months ended September 30, 2025, R&D expenses increased by $0.5 million compared to the same period in 2024, primarily due to higher professional and consulting fees, higher employee wage expenses and additional lab supply purchases to support ongoing development activities. For the nine months ended September 30, 2025, R&D expenses declined by $0.1 million compared to the prior year period. This decrease is primarily due to elevated R&D investments in the first quarter of 2024 to support the successful launch of the Niagen Plus product line, including advancement of pharmaceutical-grade Niagen®. The year-over-year decline was partially offset by higher employee wage expenses in 2025 and timing of R&D projects. We continue to anticipate fluctuations in R&D investment based on the timing and scope of specific projects, clinical development activities, and internal resource allocation.
Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change

General and administrative	$7,129	$6,304	13%	$19,580	$17,320	13%
Total general and administrative expenses increased by $0.8 million and $2.3 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. During the three months ended September 30, 2025, the increase was primarily driven by $1.1 million in higher employee-related expenses and share-based compensation, partially offset by a $0.4 million reduction in professional and consulting fees, with the remainder attributable to various general and administrative costs. During the nine months ended September 30, 2025, the increase reflects $2.2 million in higher employee-related expenses and share-based compensation, $0.4 million higher banking, royalty and insurance costs, and $0.8 million higher professional and consulting fees, partially offset by a $1.3 million reduction in credit loss expense due to a recovery of previously recognized credit losses. The remaining increase was attributable to other general and administrative costs. For additional details regarding the recovery of credit losses see Note 10, Commitments and Contingencies, under the heading Legal Proceedings, respectively in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company recorded income tax expense of $222,000 and $518,000 during the three and nine months ended September 30, 2025, respectively, representing 4.6% and 3.8% of earnings before income taxes for the respective periods. During the three and nine months ended September 30, 2024, the Company did not record income tax expense.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of September 30, 2025 and December 31, 2024, the Company has not identified any material uncertain tax positions requiring a reserve.

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
Depreciation and Amortization
Depreciation expense was approximately $473,000 and $512,000 for the nine months ended September 30, 2025 and 2024, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $113,000 for each of the nine months ended September 30, 2025 and 2024. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful lives of subsequent milestone payments that are capitalized are the remaining useful life of the initial licensing payment that was capitalized.
Noncash lease expense for the nine months ended September 30, 2025 was approximately $496,000 compared to $501,000 for the nine months ended September 30, 2024.
Liquidity and Capital Resources
From inception through September 30, 2025, we have incurred aggregate losses of approximately $168.7 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, these operations have been financed through capital contributions, primarily through the issuance of common stock in private placements, and cash generated from sales.
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

As of September 30, 2025, we had cash and cash equivalents of $64.3 million, including $152,000 of restricted cash, no material off-balance sheet arrangements and no outstanding borrowings under our line of credit with Western Alliance Bank. Our cash and cash equivalents as of September 30, 2025 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. Additionally, as of September 30, 2025, we had purchase obligations of $33.6 million related to inventory purchase commitments to be paid for the next twelve months through September 30, 2026, as well as future minimum lease obligations of $3.4 million to be paid over approximately five years.
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
Net cash provided by operating activities: Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2025, net cash provided by operating activities was approximately $12.8 million, compared to approximately $3.5 million for the nine months ended September 30, 2024. The increase of approximately $9.3 million was primarily driven by improvements in net income, higher collections on trade receivables relative to the increase in trade receivables, higher share-based compensation expense, and an increase in accounts payable compared to a reduction in the prior year period. These increases were partially offset by a decrease in credit loss expense due to a recovery of previously written-off amounts and higher inventory purchases associated with scaling our inventory levels.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.

Cash used in investing activities: Investing cash flows consist primarily of capital expenditures. Cash used in investing activities was $191,000 and $74,000 for the nine months ended September 30, 2025 and 2024, respectively.
Net cash provided by financing activities: Financing cash flows primarily consists proceeds from the exercise of stock options. For the nine months ended September 30, 2025, cash provided by financing activities was $7.0 million, compared to $1.6 million for the same period in 2024. This increase of $5.4 million was driven by higher proceeds from the exercise of stock options compared to the same period in 2024.

Critical Accounting Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2024 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.
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

Summary of Risk Factors
We are providing the following summary of the risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage our stockholders to carefully review the risk factors contained in this Form 10-Q in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

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
We have a history of losses and may continue to incur operating and net losses in the future. While we have recorded net income of approximately $13.3 million for the nine months ended September 30, 2025 and approximately $8.6 million for the year ended December 31, 2024, we recorded a net loss of $4.9 million for the year ended December 31, 2023 and as of September 30, 2025, our accumulated deficit was approximately $168.7 million. While we had a net income for full year 2024 and have maintained net income on a quarterly basis in 2025, we have not achieved consistent profitability on an annual basis. Our history of net losses and negative cash flow have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to achieve and sustain profitability in the near future or at all our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercializing our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of September 30, 2025, our cash and cash equivalents totaled approximately $64.3 million, of which $64.1 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. However, we may require additional funds, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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
The markets for our products and services are both competitive and price-sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed. The FDA recently determined that nicotinamide mononucleotide (NMN) may be lawfully marketed as a dietary ingredient. If this determination is not overturned or superseded, it may introduce additional channels of competition in certain product categories.
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
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, including NRC, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including supply shortages, supplier production disruptions, quantity issuers, or disruption to our suppliers, could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Additionally, our suppliers may fail inspection or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of food-grade NRC. Our supply of NRC is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace obtained patents related to the crystalline form of NRC which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NRC, or that such terms will be favorable to us.

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
Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, if accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. For example, negative publicity or consumer concerns regarding competitors’ products — such as nicotinamide mononucleotide (NMN) or similar ingredients — could reduce consumer confidence in dietary supplements generally or in products within the same category, which could in turn adversely affect demand of our products. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of dietary supplements in general, or our products specifically, or associating the consumption of dietary supplements with illness, could have such a material adverse effect. Even media attention that is immaterial or inaccurate can have an impact on our sales or financial results if widely disseminated to our customers. Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.

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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation or regulatory priorities, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. For example, recent FDA decisions, including the determination that nicotinamide mononucleotide (NMN) may be lawfully marketed as a dietary ingredient, if not overturned or superseded, may reflect a relaxation of prior regulatory positions and could result in additional competition or reduced demand for our products and services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development.
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
Government regulations of our customers’ business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.
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
As of September 30, 2025, we had outstanding options for an aggregate of approximately 9.3 million shares of common stock at a weighted average exercise price of $3.65 per share and unvested restricted stock units and market performance stock units of approximately 0.3 million shares and 1.5 million shares, respectively. The holders may sell many of these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As and when our stock price rises, if at all, more outstanding options will be in-the-money and the holders may exercise their options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37752	3.1	4/12/2016
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	000-53290	3.1	3/19/2025
3.4	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	000-53290	3.1	3/19/2025
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock	10-Q	001-37752	4.1	5/7/2025
10.1	Sales Agreement, dated July 25, 2025, by and between ChromaDex, Inc. and W. R. Grace & Co.-Conn.*	8-K	001-37752	10.1	7/29/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

Date: November 4, 2025	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)