Form 10-K
period 2025-12-31
Niagen Bioscience, Inc.
filed 2026-03-04
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $813.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2025.
Number of shares of common stock of the registrant outstanding as of March 3, 2026: 80,080,488.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

NIAGEN BIOSCIENCE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Form 10-K) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) which are subject to the safe harbor created by those sections. We may, in some cases, use words such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of these terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Such statements include, but are not limited to, statements contained in this Form 10-K relating to our business, business strategy, products and services we may offer in the future, the outcome and impact of litigation, the timing and results of future regulatory filings, the timing and results of future clinical trials, our ability to collect from major customers, sales and marketing strategy and capital outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statement of historical fact nor guarantees of assurance of future performance. We caution you therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to, our relationships with major customers; a decline in general economic conditions nationally and internationally; the market and size of the vitamin mineral and dietary supplement market and the intravenous market; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; our ability to develop pharmaceutical business; inability to raise capital to fund continuing operations or new product development; changes in government regulation or regulatory priorities of government officials; the ability to complete customer transactions and capital raising transactions, inflationary conditions and adverse economic conditions; our history of operating losses; the growth and profitability of our product sales; our ability to maintain and grow sales, marketing and distribution capabilities; changing consumer perceptions of our products; our reliance on a single or limited number of third-party suppliers; risks of conducting business in China; unanticipated developments in and risks related to the Company’s ability to secure adequate quantities of pharmaceutical-grade Niagen in a timely manner; the Company’s ability to obtain appropriate contracts and arrangements with U.S. FDA-registered 503B outsourcing facilities required to compound and distribute pharmaceutical-grade Niagen to clinics; the Company’s ability to remain on the U.S. FDA Bulk Drug Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug, and Cosmetic Act Category 1 list; the Company’s ability to maintain and enforce the Company’s existing intellectual property and obtain new patents; whether the potential benefits of NRC can be further supported; further research and development and the results of clinical trials possibly being unsuccessful or insufficient to meet applicable regulatory standards or warrant continued development; the ability to enroll sufficient numbers of subjects in clinical trials; determinations made by the FDA and other governmental authorities, including with respect to products seeking to compete in our market; mislabeling or other misleading marketing practices by competitors; economic and market instability, including as a result of tariffs or trade conflicts; and other factors (including the risks contained in Item 1A of this Form 10-K under the heading “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we undertake no obligation to and do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references to the Company, Niagen Bioscience, we, us and our refer to Niagen Bioscience, Inc. and its consolidated subsidiaries.
Company Background
On May 21, 2008, Cody Resources, Inc., a Nevada corporation and a public company, (Cody) entered into an Agreement and Plan of Merger (Merger Agreement), by and among Cody, CDI Acquisition, Inc., a California corporation and wholly-owned subsidiary of Cody (Acquisition Sub), and ChromaDex, Inc. (Merger). Subsequent to the signing of the Merger Agreement, Cody merged with and into a Delaware corporation. On June 20, 2008, Cody amended its articles of incorporation to change its name to ChromaDex Corporation. On April 25, 2016, ChromaDex Corporation became listed on the Nasdaq Capital Market (Nasdaq).
On March 12, 2017, ChromaDex Corporation acquired Healthspan Research LLC, a consumer product company offering Tru Niagen® branded products. This marked the strategic shift to become a global bioscience company dedicated to healthy aging. On January 15, 2021, Healthspan Research LLC was dissolved. Prior to its dissolution, Healthspan Research, LLC contributed its assets and liabilities to ChromaDex, Inc., a wholly owned subsidiary of ChromaDex Corporation,
Effective March 19, 2025, the Company changed its name to “Niagen Bioscience, Inc.”. In connection with the Company’s new name, the Company changed the ticker symbol for the Company’s common stock on Nasdaq, to “NAGE”.
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
In 2013, we commercialized food-grade Niagen®, a proprietary form of nicotinamide riboside chloride (“NRC” or “NRCL,” commonly referred to as “NR”), a novel form of vitamin B3, as both a dietary and food ingredient. In 2017, we expanded our offerings with the launch of Tru Niagen®, a finished dietary supplement featuring Niagen®, available directly to consumers. In 2024, Niagen Plus products launched, which are products featuring pharmaceutical-grade Niagen®. We supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities, in addition to compound pharmacies abroad, which compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen® formulations for use with a prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and is generally recognized as safe (GRAS), while pharmaceutical-grade Niagen® is authorized by the U.S. Food and Drug Administration (FDA) for compounding by 503B outsourcing facilities.
NRC is one of the most well-studied and efficient NAD+ precursors available. Data from numerous preclinical studies and human clinical trials demonstrate that orally administered NRC significantly increases NAD+ levels in blood and tissue. Food-grade Niagen® has twice been successfully reviewed under the FDA’s new dietary ingredient (NDI) program, has been successfully notified to the FDA as GRAS, and has received approvals or authorizations from Health Canada, the European Commission, the Turkish Ministry of Agriculture, and the Therapeutic Goods Administration (TGA) of Australia. Food-grade Niagen® has also been approved for inclusion in medical foods by the Brazilian Health Regulatory Agency (ANVISA) and Food Standards Australia New Zealand (FSANZ). Clinical studies of oral Niagen® have shown outcomes including increased NAD+ levels, improved cellular metabolism, and enhanced energy production. Niagen® and other NAD+ precursors are protected by a robust portfolio of owned and exclusively licensed patents.

To date, there are more than 525 published human clinical studies related to NAD+ and its impact on health. These areas of study include, but not limited to, understanding NAD+’s role in rare diseases such as Ataxia-Telangiectasia, neurodegenerative diseases, neuropathy, sarcopenia, liver disease and heart failure.

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
Business Model, Products and Services
Consumer Products Segment
Through our consumer products segment, we provide finished dietary supplement products containing our proprietary ingredients, marketed under the Tru Niagen® brand, through direct-to-consumer channels and distributors.
Our Tru Niagen® products are developed based on ongoing scientific research and incorporate patented technologies. We focus on product quality, scientific support, and regulatory compliance in the development and commercialization of our consumer offerings.
We market and distribute Tru Niagen® products primarily through proprietary e-commerce platforms, third-party online marketplaces, and strategic distribution partners. Internationally, we work with strategic partners to market and sell Tru Niagen® products in select markets, subject to applicable regulatory requirements. We began international expansion with the launch of Tru Niagen® in Hong Kong and Macau in 2017 through a strategic partnership with A.S. Watson Group, and have since expanded distribution into over 100 countries through additional partnerships.
We support our international operations by supplying finished products manufactured in the United States, as well as providing marketing support and operational expertise. In addition, we maintain and operate proprietary e-commerce platforms and collaborate with distribution partners on their e-commerce platforms in the United States and internationally.
Ingredients Segment
Through our Ingredients segment, we develop and commercialize proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®. We supply food-grade Niagen® as a raw material to manufacturers of consumer products and pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities, in each case in accordance with applicable regulatory requirements.
Manufacturers of consumer products incorporate our food-grade Niagen® into dietary supplement and food products. U.S. FDA-registered 503B outsourcing facilities may compound pharmaceutical-grade Niagen® into Niagen® IV and injectable Niagen® product formulations for administration pursuant to a valid prescription and applicable law.
Food-grade Niagen® is authorized for human consumption as a dietary supplement and has been notified to the U.S. Food and Drug Administration as Generally Recognized as Safe (GRAS) for use as a food ingredient. Pharmaceutical-grade Niagen® is manufactured for use by U.S. FDA-registered 503B outsourcing facilities in compounding activities.
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

Analytical Reference Standards and Services Segment

Since 1999, we have provided research and quality-control products and services through our analytical reference standards and services segment. Customers worldwide in the dietary supplement, food and beverage, cosmetic, pharmaceutical, and life sciences industries utilize our products, which are small quantities of highly-characterized, phytochemicals, natural products and plant-based materials, to ensure the quality of their raw materials and finished products. We also provide research services for customers exploring natural product research and development.

On February 24, 2026, we entered into an agreement to sell our analytical reference standards and services segment. Following completion of the transaction, we no longer operate this business. See Item 7. Management’s Discussion and Analysis and Note 4. Business Segments and Concentrations included in Part II of this Annual Report on Form 10-K for additional information regarding this transaction.
Pharmaceutical Segment
We are pursuing pharmaceutical development of NAD+ precursors for potential therapeutic applications in advanced aging rare diseases. To date, our activities have been limited to research and development, including preclinical and clinical studies and regulatory planning activities, and we do not currently generate revenue from this segment. Our future activities may include continued internal development and potential strategic collaborations or licensing arrangements. There can be no assurance that these development activities will result in successful clinical outcomes, regulatory approval, or commercial success.

Business Addressable Market
According to data from Global Wellness Institute, the global wellness industry market was approximately $6.8 trillion in 2024, nearly 8% higher than its size in 2023. In 2024, the personal care and beauty market was approximately $1,350 billion, healthy eating, nutrition and weight loss was approximately $1,148 billion, traditional and complementary medicine market was approximately $606 billion and the spa market, which includes IV drips, was approximately $157 billion. The Global Wellness Institute projects the overall wellness economy to grow approximately 7.6% annually, or 44% in total, from 2024 to 2029.
According to data from Grand View Research, the global dietary supplements market size was estimated at $193 billion in 2024, and is expected to grow at a compound annual growth rate of 8.9% from 2025 to 2033 and the intravenous hydration therapy market size was estimated at $3 billion in 2024, and is expected to grow at a compound annual growth rate of 9.0% from 2025 to 2033.
In 2024, our net sales grew by 19%, followed by a 30% increase in 2025. Over the period from 2021 to 2025, we had a compound annual growth rate of 18%.
For the years ended December 31, 2025 and 2024, our net sales were approximately $129.4 million and $99.6 million, respectively. The following table summarizes total net sales for each of our business segments in the last two years. Our pharmaceutical segment did not generate net sales during the periods presented and is therefore not included in the table below. Please refer to Item 8 Financial Statements and Supplementary Data of this Form 10-K for additional financial information about each of our business segments.

	Year Ended December 31,
(In thousands)	2025	2024
Consumer Products Segment	$97,672	$76,772
Ingredients Segment	28,675	19,814
Analytical Reference Standards and Services Segment	3,076	3,011
Total net sales	$129,423	$99,597

Major Customers
No customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2025. For the year ended December 31, 2024, we had two major customers which accounted for more than 10% of our total net sales, with A.S. Watson Group, a former related party, accounting for approximately 12.5% of our net sales and another customer accounting for approximately 11.7% of our net sales.
Sales and Marketing Strategy
Consumer Products Segment
Our sales and marketing strategy for the Consumer Products Segment is focused on increasing awareness of the Tru Niagen® brand and driving consumer demand through a combination of digital marketing, strategic partnerships, and direct-to-consumer engagement. We utilize a variety of online marketing channels, including proprietary and third-party e-commerce platforms, social media, and performance-based advertising, to reach and engage consumers.
We also work with affiliate partners, authorized resellers, and select healthcare practitioners to expand distribution and brand visibility. Our marketing efforts emphasize scientific research, product quality, and brand trust, and are supported by customer care services that manage consumer inquiries and support ongoing engagement.
Distribution:
Domestic (United States of America):
In the United States, we distribute Tru Niagen® products directly to consumers through our proprietary e-commerce platform TruNiagen.com, as well as through third-party online marketplaces, including Amazon. We also distribute through specialty retailers and authorized healthcare practitioners resellers.
International:
In Canada, we distribute Tru Niagen® products directly to consumers through our proprietary e-commerce platform. Internationally, we distribute Tru Niagen® products through regional or country-specific strategic partners that sell through brick-and-mortar locations, e-commerce platforms, or a combination of both. Our products are currently distributed in select markets across Asia-Pacific, Europe, the Middle East, and North America, subject to applicable regulatory requirements. In addition, we partner with global e-commerce platforms, including iHerb, to expand international reach. We continue to evaluate opportunities to enter additional international markets based on regulatory feasibility and strategic considerations.

Ingredients Segment
Our ingredients segment is primarily supported through strategic partnerships, as we do not currently offer our ingredient products directly to the general public. Sales of our ingredients are made to commercial partners in select markets, with the majority of sales occurring in the United States and certain international markets, including parts of Asia and Europe.
Food-grade Niagen® is sold to manufacturers of consumer products, which incorporate the ingredient into dietary supplement and food products for sale in the United States and international markets. Pharmaceutical-grade Niagen® is supplied to U.S. FDA-registered 503B outsourcing facilities and compounding pharmacies abroad, for use in compounding activities in accordance with applicable local regulatory requirements.
Our sales and marketing efforts for the food-grade Niagen® are focused on supporting commercial partners through technical, regulatory and supply chain assistance, as well as business development activities designed to expand adoption of our ingredient technologies. For pharmaceutical-grade Niagen® we are focused on business development and partner support activities in the United States and abroad. These efforts include working with U.S. FDA-registered 503B outsourcing facilities and collaborating with clinics that offer compounded products containing pharmaceutical-grade Niagen®, primarily through educational outreach, technical support, and relationship management activities conducted in accordance with applicable regulatory requirements.

Analytical Reference Standards and Services Segment
Historically, our analytical reference standards and services segment marketed and sold its products and services through a direct, technically oriented sales model, supported by a combination of internal sales personnel and international distributors. The segment served customers in the United States and select international markets and offered analytical reference standards and related research services. As discussed above, the Company has sold this segment. See Item 7. Management’s Discussion and Analysis and Note 4. Business Segments and Concentrations included in Part II of this Annual Report on Form 10-K for additional information.

Pharmaceutical Segment
Our pharmaceutical segment is focused on the research and development of a therapeutic candidate for potential applications in rare advanced aging diseases. We hold an exclusive patent portfolio to develop this molecule into an approved drug. At this stage, we have not commenced commercial sales or marketing activities, and our efforts to date have been limited to research and development.
Total sales and marketing expense across all segments for the years ended December 31, 2025 and 2024 was approximately $35.5 million and $29.5 million, respectively.
Research and Development
The ChromaDex External Research Program (CERP®) is an essential component of our research and development platform. CERP® was established to advance the science of nicotinamide riboside chloride and other Niagen Bioscience products. We value and encourage strong scientific rigor behind our products and have cultivated relationships with academic institutions in pursuit of this. Thus far, CERP® has entered into over 300 research partnership agreements with leading universities and research institutions around the world including the National Institutes of Health, Cornell, Dartmouth, Harvard, Massachusetts Institute of Technology, University of Cambridge, the Mayo Clinic, Chiba University and Sun Yat-sen University. Additional relationships are currently being developed.

To date, over 500 peer-reviewed studies have been published on the science behind NRC, including its NAD+ boosting properties, and there are over 525 published human clinical studies on NAD+ and its impact on health. CERP® has produced more than 40% of all peer-reviewed NRC-focused publications and 75% of the peer-reviewed clinical NRC publications so far. To date, 41 peer-reviewed human clinical trials have been published on our proprietary ingredient Niagen® demonstrating its safety and/or efficacy. No adverse effects have been attributed to Niagen® in any of the published clinical trials. In both 2015 and 2018, food-grade Niagen® was successfully notified to the FDA as an NDI. Food-grade Niagen® was also successfully notified to FDA as GRAS in August 2016. Pharmaceutical-grade Niagen® is authorized by the FDA for compounding by 503B outsourcing facilities.
Through our research and development laboratory in Longmont, Colorado, and the collective efforts of our experienced team, we venture to discover, develop and evaluate new products and ingredients that we aim to take to market and explore cost saving processes for existing products. Research and development expense for the years ended December 31, 2025 and 2024 was approximately $6.3 million and $6.0 million, respectively.
Competitive Business Conditions
The health and wellness, anti-aging and dietary supplement industries are highly competitive, and we face competition from companies that offer products similar to our products, including companies with greater financial, marketing and human resources. We also compete in markets where certain products sold or marketed by others may be inaccurately labeled or fail to meet the same quality and manufacturing standards as our own products, which can affect pricing and consumer perception.
Competition in these markets is based on factors such as product quality, perceived efficacy, scientific support, brand recognition, pricing, distribution channels, and regulatory compliance. We seek to differentiate our products and marketing by emphasizing scientific research, product quality, functional ingredients, and brand trust. We also pursue patent and trademark protections for our brands, product names, and new technologies when appropriate. While such measures may not prevent all competitive products, we believe they support our ability to compete effectively.

Within our consumer products segment, we face direct competition from other providers of NAD+ boosting dietary supplements. We also encounter indirect competition from suppliers of alternative ingredients that may be marketed as having similar functional characteristics. In addition, certain customers act as authorized resellers of Niagen® consumer products in specific channels or geographies, which we believe complement our direct-to-consumer strategy and support broader awareness of the Niagen® ingredient.
Historically, the analytical reference standards and services segment operated in a competitive environment within the standardization and quality testing markets it served. The segment faced competition from other providers of analytical reference standards and related services, including companies that had already developed reference standards as well as those seeking to develop similar products and services. Competition in these markets is based on factors such as product quality, technical expertise, customer relationships, breadth of product offerings, pricing, and turnaround times.
Further, the pharmaceutical industry is highly competitive and characterized by rapid technological change, significant research and development expenditures, and extensive regulatory requirements. Companies pursuing therapies for rare diseases face competition from large pharmaceutical companies, biotechnology firms, academic institutions, and other research organizations, many of which have substantially greater financial, technical, and human resources than we do. Competition in this industry is based on, among other factors, scientific and clinical results, safety and efficacy profiles, regulatory approvals, intellectual property position, and the ability to obtain funding and strategic partnerships. There can be no assurance that our development efforts will be successful in this competitive environment.
Working Capital
The Company’s net working capital as of December 31, 2025 and 2024 was approximately $19.4 million and $8.4 million, respectively. We measure net working capital by adding trade receivables and inventories and subtracting accounts payable. Our working capital is primarily comprised of assets and liabilities from our consumer products segment and ingredients segment as these operations require a considerable amount of inventory on hand. As each of these segments grow, greater working capital will likely be required to support these operations.
Government Regulation
Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including, but not limited to, the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the Department of Commerce, the Department of Transportation and the Department of Agriculture and various state pharmacy boards. These regulators govern a wide variety of production activities, from design and development to labeling, manufacturing, handling, selling and distributing of products. From time to time, federal, state and international legislation is enacted that may materially increase our cost of doing business or may limit or expand our permissible activities. We cannot predict whether or when potential legislation or regulations will be enacted, and, if enacted, the effect that such legislation, regulation, implementation, or supervisory policies would have on our financial condition or results of operations. In addition, the outcome of any litigation, investigations or enforcement actions initiated by state or federal authorities could result in required changes to our operations and increased compliance costs.
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

The FDCA has been amended several times with respect to dietary supplements, most notably by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. In particular, one aspect of the framework established by DSHEA provides that so-called “third-party literature,” for example a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of intent to sell the product as an unapproved new drug, a violation of the FDCA. We are committed to meeting or exceeding all relevant FDA regulations under the FDCA.
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

Patents, Trademarks, Licenses, or Royalty Agreements, Including Duration
We currently protect our intellectual property through patents, trademarks, designs and copyrights on our products and services. We have used and, to a limited extent, continue to use intellectual property to create new proprietary ingredients. We aim to develop and commercialize these proprietary ingredients ourselves as well as grant licenses to external companies for their commercialization.
The following table sets forth our existing patents and those to which we have licensed rights:

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
8,106,184	Nicotinyl Riboside Compositions and Methods of Use	11/17/2006	1/31/2012	9/20/2027	Licensed from Cornell University
9,000,147	Nicotyl riboside compositions and methods of use	1/17/2012	4/7/2015	11/17/2026	Licensed from Cornell University
9,321,797	Nicotyl riboside compositions and methods of use	11/17/2014	4/26/2016	11/17/2026	Licensed from Cornell University
9,975,915	Crystalline forms of nicotinoyl ribosides, modified derivatives thereof, and phosphorylated analogs thereof, and methods of preparation thereof	11/10/2017	5/22/2018	11/10/2037	Owned by Niagen Bioscience
10,000,519	Methods of Preparing Nicotinamide Riboside and Derivatives Thereof	7/24/2014	6/19/2018	7/24/2034	Owned by Niagen Bioscience
10,000,520	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	3/16/2017	6/19/2018	3/16/2037	Owned by Niagen Bioscience
10,183,036	Use of nicotinic acid riboside or nicotinamide riboside derivatives, and reduced derivatives thereof, as NAD+ increasing precursors	4/20/2017	1/22/2019	4/20/2037	Owned by Niagen Bioscience
10,280,190	Nicotinic acid riboside or nicotinamide riboside compositions, reduced derivatives thereof, and the use thereof to enhance skin permeation in treating skin conditions	3/16/2016	5/7/2019	5/31/2036	Owned by Niagen Bioscience
10,688,118	Nicotinamide riboside compositions for topical use in treating skin conditions	10/30/2014	6/23/2020	4/6/2035	Owned by Niagen Bioscience
10,689,411	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	11/10/2017	6/23/2020	11/10/2037	Owned by Niagen Bioscience
10,815,262	Methods of preparing nicotinamide riboside and derivatives thereof	2/27/2018	10/27/2020	7/24/2034	Owned by Niagen Bioscience
10,857,172	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/8/2020	4/14/2037	Owned by Niagen Bioscience
10,934,322	B-vitamin and amino acid conjugates of nicotinoyl ribosides and reduced nicotinoyl ribosides, derivatives thereof, and methods of preparation thereof	5/11/2018	3/2/2021	3/16/2037	Owned by Niagen Bioscience
11,033,568	Nicotinamide riboside compositions for topical use in treating skin conditions	6/3/2020	6/15/2021	10/30/2034	Owned by Niagen Bioscience
11,071,747	Use of NAD precursors for breast enhancement	11/29/2017	7/27/2021	11/29/2037	Licensed from University of Iowa
11,214,589	Crystalline forms of nicotinoyl ribosides and derivatives thereof, and methods of preparation thereof	12/10/2019	1/4/2022	8/16/2040	Owned by Niagen Bioscience

Patent Number	Title	Filling Date	Issued Date	Expires	Licensor
11,242,364
Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof
		5/18/2021	2/8/2022	11/10/2037	Owned by Niagen Bioscience
11,274,117	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	4/30/2021	3/15/2022	11/10/2037	Owned by Niagen Bioscience
11,345,720	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	12/15/2021	5/31/2022	11/10/2037	Owned by Niagen Bioscience
11,524,022	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	4/14/2017	12/13/2022	4/14/2037	Owned by Niagen Bioscience
11,571,413	Nicotinamide riboside treatments of domesticated meat animals	6/26/2020	2/7/2023	9/27/2039	Licensed from Kansas State University
11,584,770	Methods of preparing nicotinamide riboside and derivatives thereof	5/4/2022	2/21/2023	7/24/2034	Owned by Niagen Bioscience
11,633,421	Use of NAD precursors for improving maternal health and/or offspring health	11/29/2017	4/25/2023	6/19/2039	Licensed from University of Iowa
11,746,123	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	6/22/2020	9/05/2023	11/10/2037	Owned by Niagen Bioscience
11,981,698	Methods of Preparing reduced Nicotinamide Riboside and Derivatives Thereof	5/4/2022	5/14/2024	7/24/2034	Owned by Niagen Bioscience
12,195,494	Efficient and scalable syntheses of nicotinoyl ribosides and reduced nicotinoyl ribosides, modified derivatives thereof, phosphorylated analogs thereof, adenylyl dinucleotide conjugates thereof, and novel crystalline forms thereof	8/24/2023	1/14/2025	11/10/2037	Owned by Niagen Bioscience
12,252,506	Methods of Preparing reduced Nicotinamide Riboside and Derivatives Thereof	4/26/2023	3/18/2025	7/24/2034	Owned by Niagen Bioscience
12,433,908	Use of nicotinamide riboside, nicotinic acid riboside, and nicotinamide mononucleotide, reduced nicotinyl compounds, and nicotinoyl compound derivatives in infant formula for healthy development	11/30/2022	10/7/2025	4/14/2037	Owned by Niagen Bioscience
12,485,134	Use of nicotinamide riboside, nicotinic acid riboside, reduced nicotinyl riboside compounds, and nicotinyl riboside compound derivatives in formulations	2/21/2020	12/2/2025	10/8/2041	Owned by Niagen Bioscience

Manufacturing, Sources and Availability of Raw Materials
Our finished consumer products are manufactured by third-party, FDA-registered contract manufacturers located in the United States. These manufacturers operate in accordance with applicable regulatory requirements and quality standards, including standards established by the FDA and the International Organization for Standardization, as well as the high-quality standards we require. Raw materials are sourced globally and are either procured by our contract manufacturers based on our specifications or, in certain cases, supplied or licensed by the Company.
We utilize third-party manufacturers for the production, encapsulation, and bottling of NRC, as well as for the manufacturing and supply of other ingredients and product components. In addition to testing conducted by our manufacturers, we perform independent analytical testing of products and components to verify compliance with our specifications. We also maintain quality oversight programs designed to monitor supplier performance and address quality issues as they arise.
We rely on a single manufacturer for the supply of food-grade NRC. We have entered into a long-term supply agreement with W.R. Grace & Co.-Conn. (Grace), pursuant to which Grace is our exclusive supplier of food-grade NRC that meets specified quality standards. The supply agreement has an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. Certain intellectual property held by Grace limits the availability of alternative sources of supply for food-grade NRC.
We believe we have established reliable relationships with our manufacturing partners and suppliers; however, disruptions in manufacturing or the supply of key raw materials, including NRC, could adversely affect our operations
Environmental Compliance
We incur various expenses in complying with current good manufacturing practices (cGMP) and safe handling and disposal of materials used in our research and manufacturing activities. For the years ended December 31, 2025 and 2024, these expenses totaled approximately $3.4 million and $3.0 million, respectively. We do not anticipate incurring significant additional expense in our compliance with federal, state and local environmental laws and regulations.
Backlog Orders
For our consumer products segment, we may experience backlog from time to time for distributor orders due to production lead times associated with finished Tru Niagen® products manufactured by third-party contract manufacturers. As of December 31, 2025, we did not have any significant backlog orders from the distributors. For consumer products sold directly to consumers, we generally maintain sufficient inventory on hand to fulfill orders upon receipt and backlog orders were minimal as of December 31, 2025.
For our ingredients segment, backlog orders are generally minimal, as we maintain inventory levels sufficient to fulfill customer orders upon receipt.
For our analytical reference standards and services segment, backlog orders are typically small and immaterial. Certain catalog items may not be immediately available at the time an order is placed; however, such orders are generally fulfilled within normal production or sourcing timeframes.
Human Capital: Culture and Workforce
Our employees are an important component of our ability to operate and execute our business strategy. We seek to foster a collaborative and inclusive work environment that supports innovation, accountability, and professional development across the organization. We provide compensation and benefits programs designed to be competitive within the markets in which we operate and to support the health and well-being of our employees and their families. Our human capital practices focus on attracting, developing, and retaining talent through recruiting, training, performance management, and career development initiatives. We encourage open communication and engagement through regular internal communications and opportunities for employee feedback. As of December 31, 2025, Niagen Bioscience had 117 full-time employees, none of whom were represented by a labor union. We believe our employee relations are good.
Facilities
For information on our facilities, see “Properties” in Item 2 of this Form 10-K.

Available Information
We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports, proxy and information statements and other information concerning our company may be accessed through the SEC's website at www.sec.gov.

You may also find on our website at www.niagenbioscience.com, electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. All such filings are available free of charge. We also make available, free of charge, on our website our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.
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

•Our business could be negatively impacted by cyber security incidents or threats, which could lead to data breaches, material interruption to our operations, manufacturing or laboratory systems, clinical trials, and IT systems, and violations of statutory and contractual privacy, confidentiality and data security obligations. This could result in significant fines, penalties, litigation, and liabilities, regulatory investigations or lawsuits, including class actions, reputational harm, and loss of revenue, customers or sales.

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
•We are subject to potential payment processing risk.
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
•Compliance with stringent and changing global privacy and data security laws and regulations may increase our operating costs, expose us to liability, and restrict our ability to collect, use, transfer, and otherwise process data critical to our business. Any actual or perceived failure to comply could materially adversely affect our business, financial condition, or operations.
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
•Environmental, social and governance matters and any related reporting obligations may impact our business and reputation.

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

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism and related sanctions and countermeasures, riot, civil insurrection or social unrest; and natural or man-made disasters, including extreme weather events due to climate change, famine, flood, fire, earthquake, storm or disease. The effects of rising global inflation, are difficult to predict, but could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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

Because of these factors, we may seek to raise additional capital within the next twelve months both to meet our projected operating plans after the next twelve months and to fund our longer-term strategic objectives. Additional capital may come from public and private equity or debt offerings, borrowings under lines of credit or other sources. These additional funds may not be available on favorable terms, or at all. There can be no assurance we will be successful in raising these additional funds. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.
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
The markets for our products and services are both competitive and price-sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed. In September 2025, the FDA determined that nicotinamide mononucleotide (NMN) may be lawfully marketed as a dietary ingredient. If this determination is not overturned or superseded, it may introduce additional channels of competition in certain product categories.
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

Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. Refer to Note 15, Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for more detail. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
While we have recorded a net income in both 2025 and 2024, we may not be able to sustain profitability in future periods. Our history of net losses and negative cash flow have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to sustain profitability in the future, our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercialize our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of December 31, 2025, our cash and cash equivalents totaled approximately $64.8 million, of which $64.6 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. We believe that our existing cash resources and available borrowings are sufficient to fund our current operating plans for at least the next twelve months. However, we may require additional funds beyond that period, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years, as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
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
Our business could be negatively impacted by cyber security incidents or threats, which could lead to data breaches, material interruptions to our operations, manufacturing or laboratory systems, clinical trials, and IT systems, and violations of statutory and contractual privacy, confidentiality and data security obligations. This could result in significant fines, penalties, litigation, and liabilities, regulatory investigations or lawsuits, including class actions, reputational harm, and loss of revenue, customers or sales.

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by us or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information and other similar threats, including ransomware, supply-chain compromises, criminal or nation-state activity, and emerging attack vectors increasingly enhanced by automation and artificial intelligence. We rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers information security practices is limited, and these third parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. There may be additional cyber security threats as our employees have the ability to work from home, utilizing network connections outside of the Company premises. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Any remedial costs or other liabilities related to security incidents may not be fully insured or indemnified by other means. Our contracts may not contain limitations of liability; however, even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we maintain cyber insurance, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Our business depends greatly on the expertise and contributions of several key individuals, including our senior leadership team and other critical team members and professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals' services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

We may not be able to monetize our products for use in pharmaceuticals through partnerships, licensing, or other arrangements, and we may not receive regulatory approval to commercialize a pharmaceutical product.

As part of our business strategy, we may seek to develop partnerships or licensing arrangements to monetize our proprietary molecules for pharmaceutical applications. However, there is no guarantee that we will be able to identify suitable partners, negotiate favorable terms, or successfully execute such partnerships. Even if we enter into agreements with third parties, our ability to generate revenue from these arrangements will depend on various factors, including our partners' willingness and ability to invest in research, development, and commercialization efforts.

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
The Credit Agreement contains affirmative and restrictive covenants, including covenants regarding delivery of financial statements, the amount of cash maintained at Western Alliance Bank, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions and incurrence of additional indebtedness, and use of cash, among other customary covenants, in each case subject to limited exceptions.
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
We are subject to potential payment processing risk.
Our customers pay for consumer products using a variety of different payment methods, including credit and debit cards, gift cards and online wallets. Our offerings may be eligible for purchase using health savings account (HSA) or flexible spending account (FSA) funds. We rely on internal systems, as well as those of third parties, to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require the payment of interchange and other fees. We depend on contractors, vendors and other third parties to process HSA/FSA purchases and to make eligibility determinations in accordance with applicable IRS and health insurance plan requirements. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing or HSA/FSA eligibility, our revenue, operating expenses and results of operation could be adversely impacted. Compliance with the Payment Card Industry Data Security Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we will have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact results of operations

Risks Related to Our Products
We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products. Any failure by or loss of a third-party supplier could result in delays and increased costs, which may adversely affect our business.
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, including NRC, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including supply shortages, supplier production disruptions, quantity issues, or disruption to our suppliers, could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Additionally, our suppliers may fail inspection or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of food-grade NRC. Our supply of NRC is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace obtained patents related to the crystalline form of NRC which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NRC, or that such terms will be favorable to us.

Failure by outsourcing facilities that produce pharmaceutical-grade Niagen® and related finish products to adequately perform their obligations could harm our business or financial results.

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
•third-party manufacturers may fail to comply with cGMP requirements and other requirements by the FDA or other comparable regulatory authorities;
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
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products include ingredients classified as dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers and outsourcing facilities. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have, and may in the future, be subject to various class action lawsuits and product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim or class action litigation against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.
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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation or regulatory priorities, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. For example, recent FDA decisions, including the determination that nicotinamide mononucleotide (NMN) may be lawfully marketed as a dietary ingredient, if not overturned or superseded, may reflect a relaxation of prior regulatory positions and could result in additional competition or reduced demand for our products and services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development. For example, recent executive orders have sought to implement “most-favored nation” pricing policies for certain drug and pharmaceutical manufacturers, although the mechanisms by which these policies may be implemented have not yet been determined.
Compliance with stringent and changing global privacy and data security laws and regulations may increase our operating costs, expose us to liability, and restrict our ability to collect, use, transfer, and otherwise process data critical to our business. Any actual or perceived failure to comply could materially adversely affect our business, financial condition, or operations.
We process personal information and other sensitive information (including proprietary and confidential business information, trade secrets, intellectual property, patient and clinical trial data, genetic and health-related data, and sensitive third-party information) to operate our business. Accordingly, we are, or may become, subject to numerous federal, state, local, and foreign privacy and data security laws, regulations, guidance and industry standards as well as contracts and other obligations that apply to the processing of personal data by us and on our behalf. The legal framework for the processing of information worldwide is dynamic and complex, and we expect additional changes in laws, regulations, and regulatory interpretations. While we believe we have substantially compliant programs and controls in place to comply with privacy laws domestically and internationally, our efforts to comply with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
We are subject to stringent and evolving global data protection laws, including the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s GDPR (UK GDPR), which impose significant obligations and restrictions on the processing and cross-border transfer of personal data and may result in increased compliance costs, regulatory scrutiny, and liability. Following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to the transfer of personal data outside of the UK, which increases our regulatory compliance burden. Legal developments in Europe have increased the complexity and uncertainty regarding transfers of personal data from the European Economic Area (“EEA”) and the UK to the United States. Although we use recognized transfer mechanisms, evolving regulatory guidance or enforcement actions could restrict or prohibit certain transfers and necessitate localized data processing at significant expense.

Other data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and increase the risk of enforcement action against us because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Our use of personal information in connection with data analytics and emerging technologies, including artificial intelligence, may be subject to additional privacy constraints, including requirements relating to lawful bases for processing, transparency obligations, limitations on secondary uses, and automated decision-making oversight. Regulators in multiple jurisdictions have implemented or are considering new privacy and AI-specific legal frameworks, and any failure or perceived failure by us to comply with such requirements could lead to regulatory investigations, enforcement actions, fines, or restrictions on data use. We may also face enforcement risk where our partners, vendors, or service providers leverage AI in ways that involve personal data, even if we do not control the underlying technology.
We are subject to regulation by various federal, state, and local and foreign agencies that require us to comply with a wide variety of laws and regulations, including those regarding the manufacture of products, advertising and product label claims, the distribution of our products and environmental matters. Failure to comply with these laws and regulations could subject us to fines, penalties and additional costs.
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture, the California State Board of Pharmacy and the U.S. Environmental Protection Agency. These laws and regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution of products, and promoting and advertising products. If we fail to comply with any of these laws or regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales. We rely on outsourcing facilities for compounding our pharmaceutical-grade Niagen® ingredient. The bulk drug substances must appear on the FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B which are those bulk drug substances for which the FDA has determined there is a clinical need. If certain conditions are met, the FDA will exercise enforcement discretion concerning use of “interim” Category 1 substances pending evaluation of the substances for inclusion on the FDA’s final list of bulk drug substances for which there is a clinical need. If the substances used in manufacturing and compounding our products are removed from this interim list or if the FDA determines not to place NRC on the final list of bulk drug substances for which there is a clinical need, it may subject us and our third-party partners to additional regulatory scrutiny.
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
We are also subject to various federal, state, local and international laws and regulations that govern the handling, storage, transportation, disposal, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of contamination or injury from toxic or hazardous substances is inherent in our operations and the products we manufacture, sell, or distribute, for which we could be held liable. In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. Current or future environmental, health and safety laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in fines and penalties product recalls or the imposition of restrictions on our ability to carry on with or expand a portion or all of our operations, which could materially adversely affect our business, financial condition or results of operations.
Government regulations of our customers’ business are extensive and are constantly changing. Changes in these regulations can significantly affect customer demand for our products and services.
The process by which our customers’ industries are regulated is controlled by government agencies and depending on the market segment can be very expensive, time consuming, and uncertain. Changes in regulations or the enforcement practices of current regulations could have a negative impact on our customers and, in turn, our business. The FDA has broad authority to enforce provisions of federal law and related regulations, including cGMPs, and other regulations that will likely affect many of our customers. The FDA’s discretionary enforcement authority may have a material impact on our results of operations, as lack of enforcement or an interpretation of the regulations that lessens the burden of compliance for the dietary supplement marketplace may cause a reduced demand for our products and services.

Changes in government regulation related to regulatory approvals to market and sell our goods could adversely affect our ability to generate revenues.
The industries within which we operate are subject to stringent and constantly evolving regulations by a wide range of authorities worldwide. We believe our products are following all applicable regulations in those jurisdictions within which they are sold or marketed. We cannot predict how regulations will evolve or what new requirements may arise in the future and, if so, whether or how such changes may affect any products that we are developing or may attempt to develop. Depending on how regulations evolve, our goods may be suspended or may not be able to be marketed and sold in the United States or in other markets until we have achieved appropriate regulatory compliance, as implemented by the FDA or other regulatory body. In certain markets and product categories, regulatory approval is a prerequisite for marketing and selling our products. These markets and categories may require adherence to specific regulatory standards, and any failure to obtain or maintain necessary approvals or changes in requirements in these regions could adversely impact our ability to sell our goods there. Satisfaction of regulatory requirements may take many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.
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
We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. Our board has approved a stock repurchase program under which we may repurchase shares of our common stock, depending on our financial condition and the price of our common stock, but there is no guarantee that we will purchase additional shares in the future under this program, or the amounts we may repurchase, if any. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.
We have a significant number of outstanding options, unvested restricted stock units and unvested market performance stock units. Future sales of these shares could adversely affect the market price of our common stock.
As of December 31, 2025, we had outstanding options for an aggregate of approximately 9.2 million shares of common stock at a weighted average exercise price of $3.68 per share and unvested restricted stock units and market performance stock units of approximately 0.3 million shares and 1.5 million shares, respectively.
Once these awards vest and in the case of stock options, once they are exercised - the resulting shares may be sold in the public market, subject to compliance with our insider trading policies and any applicable requirements under our equity incentive plans. While these policies and plans impose certain restrictions on the timing and method of sale, they generally permit holders to sell shares in the open market.

If our stock price increases, additional outstanding options may become in-the-money, which could result in increased option exercises and subsequent sales of shares. Sales of a significant number of shares, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new laws and regulations may result in additional costs or risks. The State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if not overturned or amended, will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. While we are not currently subject to these disclosure requirements, if we become subject to them in the future they could result in additional compliance costs and risks. New laws and regulations or more stringent interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect environmental, social, or corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our ESG procedures or standards do not meet or are perceived to not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales.

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have been increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. If we do not achieve publicly announced ESG goals or our competitors’ ESG performance metrics are perceived to be more favorable than ours, our reputation may be harmed, and potential or current investors may elect to invest with our competitors instead. Also in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the President having issued executive orders opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm, which could adversely impact our financial condition and results of operations. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will meet our investors’ ESG expectations, which continue to evolve, and we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.
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

We intend to seek partners and paths to expand our operations in China, but there is no guarantee that we will be able to do so. Our ability to pursue successful expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China, including the need to obtain and maintain required regulatory approvals. For example, certain products may require Blue Hat Registration or other regulatory authorizations, and there can be no assurance that we will be able to obtain such approvals in a timely manner, or at all. Failure to obtain required registrations or approvals could limit or prevent our ability to market and sell our products in China.
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

Our cybersecurity risk management policies and procedures include:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team, led by our Vice President of IT (VP of IT), principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) responses to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

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
Item 2. Properties
As of December 31, 2025, we lease (i) approximately 10,000 square feet of office space in Los Angeles, California with roughly one year remaining on the lease, (ii) approximately 20,000 square feet of space for a research and development laboratory in Longmont, Colorado with roughly five years remaining on the lease, and (iii) approximately 8,000 square feet of office space in Tustin, California with roughly three years remaining on the lease. We do not own any real estate. The below table illustrates the use of each property by our business segments.

Business Segment	Property Used
Consumer Products	All properties
Ingredients	All properties
Analytical Reference Standards and Services	All properties
For the year ended December 31, 2025, our total annual rent expense was approximately $1,330,000.

Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 15, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock listed on The Nasdaq Capital Market (Nasdaq) under the symbol “NAGE”. On March 3, 2026, the closing sale price was $4.99.
Holders of Our Common Stock
As of March 3, 2026, we had approximately 30 registered holders of record of our common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends. Our ability to pay cash dividends is governed by applicable provisions of Delaware law and is subject to the discretion of our Board of Directors.
Issuer Purchases of Equity Securities
On November 6, 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $10 million of its common stock. The Share Repurchase Program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions, or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan, which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The Share Repurchase Program expires October 31, 2027, and may be modified, suspended, or discontinued at any time. During the three months ended December 31, 2025, the Company repurchased 35,840 shares of common stock under the Share Repurchase Program.

A summary of the repurchase activity for the three months ended December 31, 2025 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	—	—	—	$10,000,000
November 1-30, 2025	35,840	$6.97	35,840	$9,749,312
December 1-31, 2025	—	—	—	$9,749,312
Total	35,840		35,840

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
Overview
Niagen Bioscience, Inc. and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., and ChromaDex Trading (Shanghai) Co., Ltd. (collectively, “Niagen Bioscience,” the “Company” or, in the first person as “we” “us” and “our”) are a global bioscience company dedicated to promoting healthy aging. Our team, which includes world-renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that regulates cellular metabolism and is present in every cell of the human body. NAD+ levels naturally decline with age, by up to 65% between ages 30 and 70, and can also be impacted by poor diet, excess alcohol consumption, and certain disease states. Increasing NAD+ levels through NAD+ precursors, calorie restriction, or moderate exercise has been shown to support healthy cellular function. We are at the forefront of developing and commercializing effective methods to support NAD+ levels and promote healthy aging.
In 2013, we commercialized food-grade Niagen®, a proprietary form of nicotinamide riboside chloride (“NRC” or “NRCL,” commonly referred to as “NR”), a novel form of vitamin B3, as both a dietary and food ingredient. In 2017, we expanded our offerings with the launch of Tru Niagen®, a finished dietary supplement featuring Niagen®, available directly to consumers. In 2024, Niagen Plus products launched, which are products featuring pharmaceutical-grade Niagen®. We supply pharmaceutical-grade Niagen® to U.S. FDA-registered 503B outsourcing facilities, in addition to compound pharmacies abroad, which compound and distribute Niagen® intravenous (Niagen IV) and injectable Niagen® formulations for use under prescription. Food-grade Niagen® is authorized for human consumption as a dietary supplement and is generally recognized as safe (GRAS), while pharmaceutical-grade Niagen® is permitted by the FDA for compounding by 503B outsourcing facilities.
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

Recent Activities
Queen’s University Belfast Agreement
Effective December 16, 2025, the Company entered into an assignment agreement with Queen’s University Belfast (QUB) that replaced the parties’ prior intellectual property arrangements (the “Assignment Agreement”). Under the Assignment Agreement, QUB assigned to us all of its interest in certain patent rights that had been previously jointly owned with, or licensed from, QUB.
As a result of the transaction, we obtained full ownership of the applicable patent rights, terminated our prior royalty and license arrangements with QUB, and eliminated future royalty and sublicense obligations under those agreements. In connection with the Assignment Agreement, we recorded $5.5 million of intangible assets and corresponding deferred consideration related to the patents acquired.
In addition, previously accrued royalty and license liabilities totaling approximately $3.5 million were settled for consideration of approximately $1.5 million. As a result, we recognized a gain of approximately $2.0 million during the year ended December 31, 2025. The settlement consideration relates solely to royalty and license obligations incurred prior to termination of the agreements and is separate from the consideration attributable to the acquisition of patent rights. See Note 7. Intangible Assets, Net and Note 15. Commitments and Contingencies for further information.
Assets Held for Sale - Analytical Reference Standards and Services Segment
During the year ended December 31, 2025, we committed to a plan to sell substantially all of the assets of our analytical reference standards and services operating segment. As of December 31, 2025, the assets associated with this segment met the criteria to be classified as held for sale and were presented as assets held for sale in our consolidated balance sheets. The assets held for sale primarily consist of inventory, certain long-lived assets, customer lists and contracts, and a trade name.

On February 24, 2026, we entered into a definitive asset purchase agreement with a third party to sell substantially all of the assets of this operating segment for total consideration of approximately $6.0 million, less working capital adjustments of approximately $0.2 million. The buyer will assume operating liabilities arising after the closing date, while we will retain accounts receivable and accounts payable incurred prior to the date of the sale, related to the disposed assets.

In connection with the disposition, we entered into a transition services agreement pursuant to which we will continue to provide certain operational and administrative services to the buyer for a period of up to six months following the closing date. We will receive a service fee for these services, which will be recognized as the services are provided.

The results of operations of the analytical reference standards and services operating segment are included in continuing operations for all periods presented, as the disposition does not represent a strategic shift that will have a major effect on our operations or financial results, , therefore it does not meet the criteria for discontinued operations treatment.

Results of Operations
Our results of operations for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Sales	$129,423	$99,597
Cost of sales	46,234	38,011
Gross profit	83,189	61,586
Operating expenses (income)
Sales and marketing	35,506	29,469
Research and development	6,330	6,016
General and administrative	27,057	18,375
Gain on settlement of royalty obligation	(1,983)	—
Nonoperating income (expenses):
Interest income, net	2,127	1,129
IRS ERTC disallowance	(214)	—

Income before provision for income taxes	18,192	8,855
Provision for income taxes	810	305
Net income	$17,382	$8,550
Our income per share applicable to common stockholders for the years indicated is calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income	17,382	8,550
Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,178	75,929
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	6,258	2,196
Adjusted weighted average common shares outstanding for diluted earnings per share	85,436	78,125
Earnings Per Share:
Basic net income per common share	$0.22	$0.11
Diluted net income per common share	$0.20	$0.11
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the years ended December 31, 2025 and 2024, which are participating securities that feature voting and dividend rights.
(2) For the years ended December 31, 2025 and 2024, the Company had outstanding restricted stock awards and stock options. Restricted stock awards were dilutive and included in the calculation of diluted earnings per share, while certain stock options outstanding were anti-dilutive and, accordingly, were excluded from the calculation of weighted-average common shares outstanding. The following table presents the anti-dilutive stock options for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024
Stock options	1,682	4,087

Net Sales. Net sales consist of gross sales less discounts and returns. Our total net sales grew from $67.4 million in 2021 to $129.4 million in 2025, representing a compound annual growth rate of 18%.
Total net sales by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
($ In thousands)	2025	2024	% Change
Net sales:
Consumer Products	$97,672	$76,772	27%
Ingredients	28,675	19,814	45
Analytical reference standards and services	3,076	3,011	2
Total net sales	$129,423	$99,597	30%

In 2025, our total net sales increased 30%, up $29.8 million, from 2024. The pharmaceutical segment did not generate revenue during the periods presented.
•In 2025, Tru Niagen® sales increased by $20.9 million, or 27%, compared to 2024. This growth was primarily driven by a $16.2 million increase in sales from our e-commerce business, reflecting continued growth in consumer demand and effective digital marketing initiatives. The remaining increase was attributable to higher sales to distributor partners of approximately $5.6 million. These increases were partially offset by a decline of approximately $0.9 million in sales to A.S. Watson.
•In 2025, total ingredient sales increased by $8.9 million, or 45%, compared to 2024. This growth was primarily driven by higher sales to existing food-grade Niagen® partners, which contributed approximately $6.6 million. In addition, sales of pharmaceutical-grade Niagen® ingredient increased by $2.1 million, reflecting the inclusion of a full year of post-launch sales activity compared to 2024.
•Net sales for our analytical reference standards and services segment increased slightly by approximately $0.1 million in 2025 compared to 2024.

Cost of Sales. Costs of sales include raw materials, labor, overhead and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Year Ended December 31,
	2025		2024		Change
($ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Cost of sales:
Consumer Products	$32,784	34%	$27,478	36%	(200)
Ingredients	11,119	39	7,808	39	—
Analytical reference standards and services	2,331	76	2,725	91	(1,500)
Total cost of sales	$46,234	36%	$38,011	38%	(200)
Total cost of sales, as a percentage of net sales, remained relatively stable improving a slight 200 basis points in 2025 compared to 2024. Changes in cost of sales, as a percentage of net sales, were primarily driven by the following:
•Cost of sales, as a percentage of net sales, for our consumer products segment can fluctuate due to business mix, product mix, inflationary costs, and optimization efforts in our supply chain, among other factors. For the year ended December 31, 2025, cost of sales as a percentage of net sales improved by 200 basis points compared to the same period in 2024. The improvement was attributable to a favorable shift in business mix and the use of lower-cost inventory purchases.
•Cost of sales as a percentage of net sales in our ingredients segment is influenced by various factors, including inventory purchase costs, fixed supply chain overhead, and transportation and storage expenses. For the year ended December 31, 2025, cost of sales for our ingredients segment as a percentage of net sales remained at 39%, unchanged from the prior year.
•Cost of sales as a percentage of net sales in our analytical reference standards and services segment is influenced by various factors, including inventory purchase costs, fixed supply chain overhead, and transportation and storage expenses. In 2025, cost of sales as a percentage of net sales improved by 1,500 basis points compared to 2024. Due to the segment’s smaller scale, relatively small changes in cost structure have historically resulted in significant percentage variability. Net sales were relatively stable, while cost of sales declined modestly compared to the same period in 2024.
Gross Profit. Gross profit represents net sales less cost of sales and is affected by a number of factors, including business and product mix, pricing and costs of materials, labor, overhead, services and delivery. Since 2021, total gross profit increased from $41.5 million to $83.2 million in 2025, representing a compound annual growth rate of approximately 19%. For fiscal year 2025, gross profit increased $21.6 million, or 35%, compared to 2024. Our overall gross margin percentage was 64.3% for fiscal year 2025, an increase of 250 basis points compared to 2024.

The following table sets forth our total gross profit by reportable segment:

	Year Ended December 31,
($ In thousands)	2025	2024	% Change
Gross profit:
Consumer Products	$64,888	$49,294	32%
Ingredients	17,556	12,006	46
Analytical reference standards and services	745	286	160
Total gross profit	$83,189	$61,586	35%
For details supporting year-over-year changes in gross profit refer to the discussions above surrounding changes in our net sales and cost of sales for each segment.
Operating Expenses - Sales and Marketing. Sales and marketing expense consists of salaries, advertising, public relations, marketing expenses and commissions. Sales and marketing expense by reportable segment is as follows:

	Year Ended December 31,
	2025		2024		Change
($ In thousands)	Amount	% of net sales	Amount	% of net sales	% of net sales (in basis points)
Advertising expenses:
Consumer Products	$12,655	13%	$11,102	14%	(100)
Total advertising expenses	$12,655	10%	$11,102	11%	(100)
Marketing expenses:
Consumer Products	$11,490	12%	$8,346	11%	100
Ingredients	102	—	195	1	(100)
Analytical reference standards and services	2	—	4	—	—
Total marketing expenses	$11,594	9%	$8,545	9%	—
Selling expenses:
Consumer Products	$10,766	11%	$9,285	12%	(100)
Ingredients	144	1	40	—	100
Analytical reference standards and services	347	11	497	17	(600)
Total selling expenses	$11,257	9%	$9,822	10%	(100)
Total sales and marketing expenses:
Consumer Products	$34,911	36%	$28,733	37%	(100)
Ingredients	246	1	235	1	—
Analytical reference standards and services	349	11	501	17	(600)
Total sales and marketing expenses	$35,506	27%	$29,469	30%	(300)

Total sales and marketing expenses increased by $6.0 million, or 20%, to $35.5 million in 2025 compared to $29.5 million in 2024. As a percentage of net sales, total sales and marketing expenses improved to 27% in 2025 from 30% in 2024, reflecting improved operating leverage. Changes in sales and marketing expense, as a percentage of net sales, were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $6.2 million to $34.9 million in 2025 compared to $28.7 million in 2024. As a percentage of net sales, these expenses decreased to 36% of net sales in 2025 from 37% in 2024. The increase in spending was primarily driven by higher marketing investments, including public relations activities, personnel-related costs, professional services, and promotional initiatives, as well as increased advertising spend. Advertising expenses increased by $1.6 million compared to 2024; however, advertising expense as a percentage of net sales improved by 100 basis points to 13%, reflecting improved efficiency of advertising spend. Selling expenses increased by $1.5 million to $10.8 million in 2025 compared to $9.3 million in 2024. As a percentage of net sales, selling expenses decreased by 100 basis points to 11%, reflecting leverage from higher sales volumes.
•For our ingredients segment, sales and marketing expense remained approximately stable year-over-year at $0.2 million. As a percentage of net sales, sales and marketing expenses remained nominal at 1%. Year-over-year changes in sales and marketing expenses primarily reflected the timing of marketing activities, including higher marketing investment in 2024 related to the launch of our pharmaceutical-grade Niagen® ingredient. Selling expenses increased modestly in 2025 compared to 2024 but remained minimal in absolute dollars and as a percentage of net sales.
•For our analytical reference standards and services segment, sales and marketing expense decreased to approximately $0.3 million in 2025 from $0.5 million in 2024. As a percentage of net sales, these expenses decreased to 11% in 2025 from 17% in 2024. The decrease was primarily driven by lower selling expenses, reflecting more efficient allocation of sales resources. Marketing expenses also declined year-over-year and remained minimal in absolute dollars and as a percentage of net sales.
For our pharmaceuticals segment, no sales and marketing expenses were incurred in 2025 and 2024, as the segment remains in the research and development stage and has not yet commenced commercial activities.
Operating Expenses - Research and Development. Research and development (R&D) expenses consist primarily of personnel-related costs, clinical trials, product development, and process development expenses. Prior-period amounts have been recast to conform to the current period segment presentation. R&D expenses by reportable segment were as follows:

	Year Ended December 31,
($ In thousands)	2025	2024	% Change
R&D expenses:
Consumer Products	$3,166	$3,384	(6)%
Ingredients	930	873	7
Pharmaceuticals	2,234	1,759	27
Total R&D expenses	$6,330	$6,016	5%
•R&D expenses in our pharmaceuticals segment increased by $0.5 million for the year ended December 31, 2025 compared to 2024. This increase primarily reflects continued research and development of an NAD+ precursor-based candidate for potential therapeutic applications in rare diseases.
•The remaining R&D expenses related to our Niagen® branded ingredient are allocated to the consumer products and ingredients segments based on recorded revenues. For the year ended December 31, 2025, total R&D expenses allocated to consumer products and ingredients segments decreased by $0.2 million compared to 2024.

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

	Year Ended December 31,
($ In thousands)	2025	2024	% Change
General and administrative	$27,057	$18,375	47%
Total general and administrative expenses increased by $8.7 million, or 47%, for the year ended December 31, 2025, compared to 2024. The increase was primarily driven by $3.8 million in higher employee-related expenses and share-based compensation, $1.5 million in increased professional and consulting fees, and $2.9 million in higher royalty expense, with the remainder attributable to increases across various general and administrative cost categories. The increase in royalty expense was primarily due to the absence of a $3.5 million reversal of previously accrued royalties and license maintenance fees recognized in the year ended December 31, 2024.
Operating income - Gain on settlement of royalty obligation. Operating income for the year ended December 31, 2025 consisted of a gain of approximately $2.0 million related to the settlement of royalty and license obligations in connection with the Assignment Agreement with Queen’s University Belfast.
Nonoperating income (expenses). Interest income, net consists of interest earned from bank deposit accounts and investments in money market funds managed by banks less interest expenses from the line of credit arrangement and finance leases. Interest income, net totaled $2.1 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. Additionally, nonoperating expenses included approximately $0.2 million related to the disallowance of previously claimed Employee Retention Tax Credits.
Net Income (Loss). Net income (loss) is gross profit less total operating expenses plus nonoperating income, net. Since 2021, total net loss has improved from $(27.1) million to a net income of $17.4 million in 2025. For the year ended December 31, 2025, net income improved $8.8 million, or 103%, compared to prior year ended December 31, 2024.
Depreciation and Amortization. Depreciation expense was $612,000 and $663,000 for the years ended December 31, 2025 and 2024, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was $173,000 and $151,000 for the years ended December 31, 2025 and 2024, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized. Noncash lease expense related to right-of-use assets for the year ended December 31, 2025 was $665,000 compared to $670,000 for the year ended December 31, 2024.

Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2025, the Company’s effective tax rate was 4.5%. The Company reduced its valuation allowance by approximately $3.8 million to $40.5 million as of December 31, 2025 from $44.3 million as of December 31, 2024. For the year ended December 31, 2024, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 3.5%. As defined in ASC 740, Income Taxes, future realization of the tax benefit will depend on the existence of sufficient taxable income, including the expectation of continued future taxable income.
Trade Receivables. As of December 31, 2025, we had approximately $9.7 million in trade receivables, compared to approximately $7.8 million as of December 31, 2024. The increase in trade receivables is primarily attributable to higher net sales during the year ended December 31, 2025.
Inventories. As of December 31, 2025, we had approximately $20.4 million in inventory, compared to approximately $9.2 million as of December 31, 2024. The increase in inventory is primarily due to higher inventory levels maintained to support business growth and to build adequate reserves to meet increased demand.
As of December 31, 2025, our inventory consisted of approximately $13.0 million of consumer products and $7.5 million of bulk ingredients. Consumer products inventory consists of Tru Niagen® branded finished bottles of dietary supplement products and related work-in-process inventory. Bulk ingredients are proprietary compounds sold to customers in larger quantities, typically in kilograms, for use in the dietary supplement, food and beverage industries, as well as by 503B outsourcing facilities that compound our pharmaceutical-grade ingredient into intravenous and injectable forms.
We regularly review inventories on hand and reduce the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards, and inventory subject to expiration. Reductions in carrying value are based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. We continuously evaluate our supply chain and work with suppliers and manufacturing partners to improve sourcing and manufacturing efficiency, which we believe supports inventory cost management and gross margin performance.
Accounts Payable. As of December 31, 2025, we had $10.8 million in accounts payable compared to approximately $8.5 million as of December 31, 2024. The increase was primarily driven by higher accounts payable to inventory suppliers, reflecting increased inventory purchases, as well as changes in the timing of purchases and payments to our vendors.
Liquidity and Capital Resources
For the year ended December 31, 2025, we recorded a net income of approximately $17.4 million and operating activities provided cash of $13.5 million. While from inception through December 31, 2025 we have incurred aggregate losses of $164.5 million, these losses were primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, our operations were financed primarily through capital contributions, including the issuance of common stock in private placements, as well as cash generated from sales. As our operating results and cash generation have improved, our liquidity profile has strengthened.
Our board of directors periodically reviews our capital requirements in light of our operating performance, growth initiatives, and long-term business objectives. Our future capital requirements will be influenced by several factors, including cash flows from operations, sales growth, gross margin performance, planned investments in research and development and commercialization activities, and the timing and scale of potential strategic initiatives. While we currently expect to fund our operations primarily through existing cash resources and cash generated from operations, we may, from time to time, consider additional financing to support strategic investments or growth opportunities. Any such financing may include equity or debt financings, collaborative arrangements, or other sources of capital.

As of December 31, 2025, our cash and cash equivalents totaled approximately $64.8 million, including $152,000 of restricted cash. Our cash and cash equivalents as of December 31, 2025 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. In addition, as of December 31, 2025, we had purchase obligations of approximately $23.4 million related to inventory purchase commitments and approximately $3.2 million related to future minimum lease obligations to be paid over twelve months and five years, respectively, as well as fixed, unconditional deferred consideration obligations of approximately $9.5 million and £0.4 million payable through 2038 in connection with the assignment of certain patent rights. As of December 31, 2025 and 2024, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit. We believe that our current unrestricted cash and cash equivalents, together with cash expected to be generated from operations will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond.
Net cash provided by operating activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $13.5 million for the year ended December 31, 2025, compared to $12.1 million for the year ended December 31, 2024, increasing $1.4 million. Operating cash flow for the year ended December 31, 2025 was driven by improved operating results, partially offset by increased investment in working capital.
Net income for the year ended December 31, 2025 was $17.4 million, compared to $8.6 million in 2024. Net income was adjusted for several non-cash items, including $6.1 million of share-based compensation expense and a $2.0 million gain on the settlement of previously accrued royalty obligations related to the Queen’s University Belfast patent assignment. In addition, the reversal of previously accrued royalty and license maintenance fees in 2024 did not recur in 2025.
Changes in working capital resulted in a net use of cash during 2025, primarily driven by inventory and accounts payable. Increased inventory purchases resulted in an $11.6 million use of cash during the year, reflecting higher inventory levels maintained to support business growth. This compares to a $5.3 million source of cash in 2024, when inventory balances declined. The increase in inventory was partially offset by a $2.3 million source of cash from higher accounts payable balances, primarily related to inventory suppliers. Changes in prepaid expenses, deferred revenue, and other operating assets and liabilities had a less significant impact on operating cash flows.
Net cash used in investing activities. Investing cash flows consist primarily of capital expenditures and investment activities. Net cash used in investing activities was approximately $0.3 million for the years ended December 31, 2025, compared to $0.1 million for the years ended December 31, 2024.
Net cash provided by financing activities. Financing cash flows consist primarily of exercise of stock options through employee equity incentive plans and shares repurchases. Net cash provided by financing activities was $6.9 million for the year ended December 31, 2025, compared to $5.4 million for the year ended December 31, 2024, representing an increase of $1.5 million. The increase in net cash provided by financing activities was primarily driven by a $1.8 million increase in proceeds from stock option exercises in 2025, partially offset by a $0.3 million of common stock repurchase in 2025.
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
Stock Repurchase Program
On November 6, 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $10.0 million of its common stock. The Share Repurchase Program expires October 31, 2027, and may be modified, suspended, or discontinued at any time. During the three months ended December 31, 2025, the Company repurchased 35,840 shares of common stock under the Share Repurchase Program for aggregate purchases of approximately $0.3 million.

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
Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products or services are supplied over the duration of the contract. We believe this most appropriately depicts our performance towards complete satisfaction of the performance obligation to our customer. Certain judgments affect the application of our revenue recognition policy. For example, when utilizing the output method, we estimate total delivery volume based on our current operating plan, forecast inputs received from the customer for expected purchases, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, we may recognize a different amount of deferred revenue over the next 12-month period if our plan changes in the future or if our customer informs us of changes to their expected purchases. As of December 31, 2025 and 2024, we held deferred revenue balances of $2.7 million and $2.6 million, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Niagen Bioscience, Inc.
Los Angeles, California
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Niagen Bioscience, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Costa Mesa, California
March 4, 2026

Niagen Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$64,788	$44,660
Trade receivables, net of allowances of $147 and $95, respectively	9,741	7,768
Inventories	20,424	9,192
Assets held for sale	541	—
Prepaid expenses and other assets	1,312	2,482
Total current assets	96,806	64,102

Leasehold improvements and equipment, net	1,323	1,719
Intangible assets, net	5,660	359
Right-of-use assets	2,192	1,730
Other long-term assets	425	368
Total assets	$106,406	$68,278
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,796	$8,526
Accrued expenses	7,722	7,817
Current maturities of operating lease obligations	1,002	982
Current maturities of finance lease obligations	—	12
Customer deposits	399	611
Total current liabilities	19,919	17,948
Deferred revenue	2,674	2,579
Operating lease obligations, less current maturities	1,815	1,657
Deferred consideration liability	5,465	—
Total liabilities	29,873	22,184

Commitments and Contingencies (Notes 9 and 15)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 79,714 shares and 77,330 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	79	77
Additional paid-in capital	240,991	227,931
Accumulated deficit	(164,528)	(181,910)
Cumulative translation adjustments	(9)	(4)
Total stockholders' equity	76,533	46,094
Total liabilities and stockholders' equity	$106,406	$68,278
See accompanying notes to consolidated financial statements.

Niagen Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Sales, net	$129,423	$99,597
Cost of sales	46,234	38,011
Gross profit	83,189	61,586

Operating expenses (income):
Sales and marketing	35,506	29,469
Research and development	6,330	6,016
General and administrative	27,057	18,375
Gain on settlement of royalty obligation	(1,983)	—
Total operating expenses, net	66,910	53,860
Operating income	16,279	7,726

Nonoperating income (expenses):
Interest income, net	2,127	1,129
IRS ERTC disallowance	(214)	—
Total nonoperating income, net	1,913	1,129

Income before provision for income taxes	18,192	8,855
Provision for income taxes	810	305
Net income	$17,382	$8,550

Net income per share attributable to common stockholders:
Basic	$0.22	$0.11
Diluted	$0.20	$0.11

Weighted average common shares outstanding:
Basic	79,178	75,929
Diluted	85,436	78,125

See accompanying notes to consolidated financial statements.

Niagen Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2024	74,981	$75	$218,845	$(190,460)	$(4)	$28,456
Issuance of restricted stock	271	—	—	—	—	—
Exercise of stock options	2,053	2	5,430	—	—	5,432
Share-based compensation	25	—	3,656	—	—	3,656
Net income	—	—	—	8,550	—	8,550
Balance, December 31, 2024	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Issuance of restricted stock	233	—	—	—	—	—
Exercise of stock options	2,187	2	7,244	—	—	7,246
Share-based compensation	—	—	6,067	—	—	6,067
Translation adjustment	—	—	—	—	(5)	(5)
Common stock repurchase	(36)	—	(251)	—	—	(251)
Net income	—	—	—	17,382	—	17,382
Balance, December 31, 2025	79,714	$79	$240,991	$(164,528)	$(9)	$76,533
See accompanying notes to consolidated financial statements.

Niagen Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$17,382	$8,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	612	663
Amortization of intangibles	173	151
Noncash lease expense	665	670
Share-based compensation expense	6,067	3,656
Loss (gain) on sale or disposal of leasehold improvements and equipment	4	(19)
Allowance for (Recovery of) credit losses	(1,217)	(1,255)
Reversal of previously accrued royalties and license maintenance fees	—	(3,521)
Gain on settlement of royalty obligation	(1,983)	—
Interest accretion on deferred consideration	38	—
Non-cash financing costs	59	80
Changes in operating assets and liabilities:
Trade receivables	(756)	(1,279)
Inventories	(11,635)	5,333
Implementation costs for cloud computing arrangement	(66)	(83)
Prepaid expenses and other assets	1,121	(45)
Accounts payable	2,270	(1,067)
Accrued expenses	1,841	1,206
Deferred revenue	95	(732)
Customer deposits and other	(217)	416
Operating lease liabilities	(949)	(615)
Net cash provided by operating activities	13,504	12,109
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(292)	(163)
Proceeds from the sale of leasehold improvements and equipment, net	—	20
Net cash used in investing activities	(292)	(143)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	7,246	5,432
Repurchase of common stock	(251)	—
Payment of debt issuance costs	(67)	(52)
Principal payments on finance leases	(12)	(11)
Net cash provided by financing activities	6,916	5,369

Net increase in cash and cash equivalents	20,128	17,335
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of year	44,660	27,325
Cash and cash equivalents, including restricted cash of $152 for both periods - end of year	$64,788	$44,660

Supplemental Disclosures of Cash Flow Information
Cash payments for interest on finance leases	$1	$1
Cash payments for principal on operating lease liabilities	$873	$600
Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$1,127	$—
Supplemental Schedule of Noncash Investing Activity
Acquisition of patent intangible asset and deferred consideration liability	$5,474	$—
See accompanying notes to consolidated financial statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 1. Nature of Business
Niagen Bioscience, Inc. (formerly ChromaDex Corporation) and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., and ChromaDex Trading (Shanghai) Co., Ltd. (collectively, “Niagen Bioscience” or the “Company”) are a global bioscience company dedicated to healthy aging. The Niagen Bioscience team, which includes world renowned scientists, is pioneering research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.
Niagen Bioscience is the innovator behind the NAD+ precursor nicotinamide riboside chloride (“NRC” or “NRCL,” commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside chloride and other NAD+ precursors are protected by Niagen Bioscience’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively. Throughout the years ended December 31, 2025 and 2024, the Company also provided natural product fine chemicals, known as phytochemicals, and related research and development services through its analytical reference standards and services operating segment. Certain assets associated with this operating segment were classified as held for sale as of December 31, 2025 and are presented as such on the accompanying consolidated balance sheets. Refer to Note 4. Business Segments and Concentrations for further information.
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
Revenue is then recognized utilizing the output method based on an estimated rate to allocate the transaction price for this performance obligation as products are supplied over the duration of the contract. Certain judgments affect the application of the Company’s revenue recognition policy. For example, when utilizing the output method, the Company estimates total delivery volume based on the Company’s current operating plan, forecast inputs for expected purchases received from the customer, minimum purchase commitments by the customer and historical experience with similar customer contracts. Accordingly, the Company may recognize a different amount of deferred revenue over the next 12-month period if the Company’s plan changes in the future or if the customer informs the Company of changes to their expected purchases. As of December 31, 2025 and 2024, the Company held deferred revenue balances of $2.7 million and $2.6 million, respectively.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Net sales include revenue generated from shipping and handling charges billed to customers. The costs directly associated with shipping and handling are integrated as a component of cost of goods sold. Shipping and handling fees billed to customers and included in net sales for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Shipping and handling fees billed	$840	$642
Taxes collected from customers and remitted to governmental authorities are excluded from revenue, which is presented on a net basis in the Consolidated Statements of Operations.
Cash, Cash Equivalents and Restricted Cash: All highly liquid interest-bearing investments with short terms are classified as cash equivalents. The Company’s investments primarily include investments in money market funds managed by banks. The carrying value of these cash equivalents approximate their fair value. As of December 31, 2025 and 2024, the Company had cash equivalents of $54.4 million and $37.3 million, respectively, concentrated in money market funds.
The Company classifies cash as restricted when its withdrawal or usage is constrained for a period exceeding three months. As of December 31, 2025 and 2024, $152,000 of cash was classified as restricted, serving as collateral for letters of credit related to the Company’s office space in Los Angeles, California. The lease for the Los Angeles, California office currently expires in March 2027.
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
Credit Risk: Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash and cash equivalents, consist of bank deposits and money market funds managed by banks. The Company maintains several bank accounts for its operations primarily at three financial institutions in the U.S. and one financial institution in Hong Kong. The Company’s U.S. bank accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. As of December 31, 2025, the Company had approximately $63.4 million in cash deposits in excess of federally insured limits in U.S. bank accounts. All uninsured bank deposits are held at high quality credit institutions and management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions. The Company’s trade receivables are derived from sales to its customers. The Company assesses credit risk of its customers through quantitative and qualitative analysis. From this analysis, the Company establishes credit limits and manages the risk exposure. The Company, however, may from time-to-time incur credit losses due to bankruptcy or other failures from its customers to pay.
Inventories: Inventories are comprised of work-in-process and finished goods. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The inventory on the balance sheet is recorded net of valuation allowances. Labor and overhead has been added to inventory that was manufactured or characterized by the Company. The Company’s normal operating cycle for reference standards is longer than one year. During the year ended December 31, 2025, the assets associated with the analytical reference standards segment met the criteria to be classified as held for sale. Accordingly, these amounts are excluded from the current year inventory balances as presented in the accompanying consolidated balance sheets. The Company regularly reviews inventories on hand and reduces the carrying value for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The reduction of the carrying value for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
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
Intangible assets: Intangible assets include licensing rights and are accounted for based on the fair value of consideration given or the fair value of the net assets acquired, whichever is more reliable. Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, or, for licensed patent rights, the remaining term of the patents underlying licensing rights (considered to be the remaining useful life of the license), whichever is shorter. The present value of subsequent milestone payments is capitalized when the payment obligation is incurred and amortized over the remaining useful life established upon the initial payment.
The Company’s long-lived assets are reviewed for impairment on a periodic basis or when changes in circumstances indicate the possibility that the carrying amount may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology. No assets were impaired during the years ended December 31, 2025 and December 31, 2024.
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
The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions, which include a U.S. federal tax return and various state tax returns. Open tax years for these jurisdictions are 2022 to 2025, which statutes expire in 2026 to 2029, respectively. When and if applicable, potential interest and penalty costs are accrued as incurred, with expenses recognized in general and administrative expenses in the statements of operations. The Company did not have any liability for unrecognized tax benefits as of December 31, 2025 or 2024.
Research and Development Costs: Research and development costs consist of direct and indirect costs associated with clinical trials, product development and process development activities. These costs are expensed as incurred. Amortization of certain patents is included within research and development expense and is recognized on a straight-line basis over the estimated useful lives of the related patents.
Advertising: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2025 and 2024 was approximately $12.7 million and $11.1 million, respectively, recorded within sales and marketing in the Company’s Consolidated Statements of Operations.
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
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
The fair value of restricted stock unit awards is determined at the grant date and is based on the market price on the grant date.
For option grants and restricted stock unit awards without performance conditions, the Company recognizes compensation expense over the requisite vesting period ratably, recognizing expense for each tranche of each grant starting on the grant date. For stock options that have both service and performance conditions, the Company recognizes compensation expense using the graded attribution method. Compensation expense for stock options with performance conditions is recognized only for those awards expected to vest. Compensation expense for market performance stock units is recognized over the derived service period and is not reversed if the market condition is not achieved; however, if the market condition is achieved, any remaining unrecognized compensation expense is accelerated in the period of achievement. The Company recognizes forfeitures when they occur.
Fair Value Measurement: The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Fair value measurements are based on a three-tier hierarchy that prioritizes the use of observable inputs and minimizes the use on unobservable inputs. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy gives the highest priority to Level 1 inputs and lowest priority to Level 3 inputs. As of December 31, 2025 and 2024, the Company did not have any Level 2 or Level 3 assets or liabilities.

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

For further information on litigation matters, see Note 15, Commitments and Contingencies — Legal Proceedings.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Recent Accounting Standards Adopted by the Company:
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. The Company adopted ASU 2023-09 for its annual period ended December 31, 2025. The enhanced disclosures required by ASU 2023-09 are included in Note 12, Income Taxes, to the Company’s consolidated financial statements for year ended December 31, 2025.
In March 2024, the FASB issued ASU 2024-02, "Codification Improvements," to amend the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 for its annual period ended December 31, 2025. The adoption of ASU 2024-02 did not have a material impact on the Company’s results.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends the guidance in ASC 350-40. The amendment modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and requiring capitalization of software costs once a project is authorized, funded, and deemed probable to complete, with an added focus on evaluating any significant development uncertainty. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability and improves the navigability of the interim reporting guidance. The amendments also provide additional guidance on required interim disclosures, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, and early adoption is permitted for all entities. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The amendments is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.
Note 3. Income Per Share Applicable to Common Stockholders
The following table sets forth the computations of income per share amounts applicable to common stockholders for the years indicated.

	Year Ended December 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income	17,382	8,550

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,178	75,929
Plus: incremental shares from assumed exercise of options and assumed vesting of restricted stock (2)	6,258	2,196
Adjusted weighted average common shares outstanding for diluted earnings per share	85,436	78,125

Earnings Per Share:
Basic net income per common share	$0.22	$0.11
Diluted net income per common share	$0.20	$0.11
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the years ended December 31, 2025 and 2024, which are participating securities that feature voting and dividend rights.
(2) For the years ended December 31, 2025 and 2024, the Company had outstanding restricted stock awards and stock options. Restricted stock awards were dilutive and included in the calculation of diluted earnings per share, while certain stock options outstanding were anti-dilutive and, accordingly, were excluded from the calculation of weighted-average common shares outstanding. The following table presents the anti-dilutive stock options for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024
Stock options	1,682	4,087

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Note 4. Business Segments and Concentrations
The Company’s four reportable segments are as follows:
•Consumer Products segment: provides finished dietary supplement products that contain the Company's proprietary ingredients directly to consumers and distributors;
•Ingredients segment: develops and commercializes proprietary-based ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively;
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services; and
•Pharmaceuticals segment: pursues the pharmaceutical development of our NAD precursor portfolio for potential therapeutic applications in rare diseases, and currently conducts research and development activities, including clinical studies and regulatory planning.
During the year ended December 31, 2025, the Company identified the pharmaceuticals segment as a new reportable operating segment based on changes in internal reporting and the manner in which the Company’s chief operating decision maker (CODM) evaluates operating performance. Segment information for the years ended December 31, 2025 and 2024 has been recast to reflect the current reportable segment structure for comparability purposes. The recast did not impact the Company’s previously reported consolidated results of operations or financial position.
The Company’s reportable segments are significant operating segments that offer differentiated products and services. This segment structure reflects the Company’s current operational and financial management and provides the framework used by management to evaluate performance, allocate resources, and support the Company’s strategic objectives while maintaining financial discipline.
The Company’s CODM is a management group comprised of the Chief Executive Officer and Chief Financial Officer. The CODM reviews monthly and quarterly financial information for each operating segment, including net sales, gross profit (loss), operating income (loss), and spending by segment, to evaluate operating performance and allocate resources. The CODM does not review assets by operating segment in evaluating performance, and therefore assets by segment are not disclosed. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items that are not allocated to the Company’s reportable segments.
The following tables set forth financial information by segment:

Year Ended December 31, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$97,672	$28,675	$3,076	$—	$—	$129,423
Cost of sales	32,784	11,119	2,331	—	—	46,234
Gross profit	64,888	17,556	745	—	—	83,189
Operating expenses:
Sales and marketing:
Advertising	12,655	—	—	—	—	12,655
Marketing	11,490	102	2	—	—	11,594
Selling	10,766	144	347	—	—	11,257
Research and development	3,166	930	—	2,234	—	6,330
General and administrative	—	—	—	—	27,057	27,057
Gain on settlement of royalty obligation	(1,615)	(368)	—	—	—	(1,983)
Operating expenses	36,462	808	349	2,234	27,057	66,910

Operating income (loss)	$28,426	$16,748	$396	$(2,234)	$(27,057)	$16,279

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Year Ended December 31, 2024	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$76,772	$19,814	$3,011	$—	$—	$99,597
Cost of sales	27,478	7,808	2,725	—	—	38,011
Gross profit	49,294	12,006	286	—	—	61,586
Operating expenses:
Sales and marketing:
Advertising	11,102	—	—	—	—	11,102
Marketing	8,346	195	4	—	—	8,545
Selling	9,285	40	497	—	—	9,822
Research and development	3,384	873	—	1,759	—	6,016
General and administrative	—	—	—	—	18,375	18,375
Operating expenses	32,117	1,108	501	1,759	18,375	53,860

Operating income (loss)	$17,177	$10,898	$(215)	$(1,759)	$(18,375)	$7,726
Disaggregation of revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. The pharmaceuticals segment did not generate revenue during the periods presented. Disaggregated revenues are as follows:

Year Ended December 31, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$97,672	$—	$—	$97,672
Food-grade Niagen®	—	24,110	—	24,110
Pharmaceutical-grade Niagen®	—	3,784	—	3,784
Subtotal Niagen® Related	97,672	27,894	—	125,566

Other Ingredients	—	781	—	781
Reference Standards	—	—	3,003	3,003
Consulting and Other	—	—	73	73
Subtotal Other Goods and Services	—	781	3,076	3,857

Total Net Sales	$97,672	$28,675	$3,076	$129,423

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Year Ended December 31, 2024	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total
(In thousands)
Tru Niagen®, Consumer Product	$76,772	$—	$—	$76,772
Food-grade Niagen®	—	17,540	—	17,540
Pharmaceutical-grade Niagen®	—	1,700	—	1,700
Subtotal Niagen® Related	76,772	19,240	—	96,012

Other Ingredients	—	574	—	574
Reference Standards	—	—	2,891	2,891
Consulting and Other	—	—	120	120
Subtotal Other Goods and Services	—	574	3,011	3,585

Total Net Sales	$76,772	$19,814	$3,011	$99,597
Assets Held For Sale
During the year ended December 31, 2025, the Company committed to a plan to sell substantially all of the assets of its analytical reference standards and services operating segment to a third party. As of December 31, 2025, the assets associated with this operating segment met the criteria to be classified as held for sale and are presented as assets held for sale in the accompanying consolidated balance sheets.

The Company evaluated the long-lived assets of the analytical reference standards and services operating segment for impairment prior to classification as held for sale and recorded any required adjustments to reflect the assets at the lower of carrying value or estimated fair value less costs to sell. Depreciation and amortization of long-lived assets classified as held for sale ceased as of the classification date.

The assets classified as held for sale primarily consist of $403,000 in inventory, $138,000 of certain long-lived assets, customer lists and contracts, and a trade name. The buyer will assume operating liabilities arising after the closing date, while the Company will retain all accounts receivable and accounts payable incurred prior to the closing date related to the disposed assets.

On February 24, 2026, the Company entered into a definitive asset purchase agreement with a third party for total cash consideration of approximately $6.0 million, less working capital adjustments of approximately $0.2 million.

In connection with the disposition, the Company entered into a transition services agreement pursuant to which the Company will continue to provide certain operational and administrative services to the buyer for a period of up to six months following the closing date. The Company will receive a service fee for these services, which will be recognized as the services are provided.

The results of operations of the analytical reference standards and services operating segment are included in continuing operations for all periods presented, as the disposition does not represent a strategic shift that will have a major effect on the Company’s operations or financial results, therefore it does not meet the criteria for discontinued operations treatment.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
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

	Year Ended December 31,
(In millions)	2025	2024
Consumer Products Segment	$20.2	$19.8
Ingredients Segment	6.7	$3.6
Analytical Reference Standards and Services Segment	0.9	$0.9
Total net sales from international sources	$27.8	$24.3

Long-lived assets
The Company’s long-lived assets are located within the United States.
Concentrations of Major Customers and Vendors
Disclosure of major customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than 10% of total sales or total trade receivables, respectively. No customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2025. Customers that represented more than 10% of net sales during the year ended December 31, 2024 are presented in the table below as a percentage of net sales.

Year Ended December 31,
Major Customers	2024
A.S. Watson Group (1)	12.5%
Customer A	11.7%
(1) Customer was classified as a related party for part of the year ended December 31, 2024. See Note 5, Related Party Transactions for further details.

The percentage of the amounts due from major customers to total trade receivables, net as of the periods indicated were as follows:

	As of December 31,
Major Customers	2025	2024

A.S. Watson Group (1)	23.0%	47.6%
Customer B	11.0%	14.3%
Customer C	*	10.3%
* Represents less than 10%
(1) Customer was classified as a related party for part of the prior year. See Note 5, Related Party Transactions for further details.
For the years ended December 31, 2025 and 2024, the Company recorded recoveries of credit losses of approximately $1.3 million in each year, totaling approximately $2.6 million, related to a settlement arising from litigation. See Note 15, Commitments and Contingencies — Legal Proceedings, 2. Elysium Health, LLC, (A) California Action for further information.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2025, concentration for the Company's outstanding trade receivables is significant, with approximately 34% of the total outstanding trade receivables aggregated among two customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.
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
Disclosure of major vendor
The Company’s major vendor who accounted for more than 10% of the Company’s total accounts payable is as follows:

Major Vendor	As of December 31,
	2025	2024

W.R. Grace & Co. - Conn	43.5%	47.2%
The Company has an exclusive manufacturing arrangement for the supply of Nicotinamide-beta-Riboside Chloride (NRCL) with W.R. Grace & Co. -Conn. (Grace). On July 25, 2025, the Company executed a Sales Agreement (the “Grace Supply Agreement”) with Grace with an effective date of April 1, 2025. Grace holds patents related to the crystalline form of NR chloride that provide Grace with exclusive manufacturing rights for certain forms of NRCL, which limit the Company’s ability to source alternative suppliers. Pursuant to the Grace Supply Agreement, Grace will exclusively supply the Company with NRCL meeting specified quality and technical requirements as defined in a previously executed quality agreement dated March 22, 2024. In addition, Grace is prohibited from selling NRCL to third parties and must notify the Company of any new business inquiries relating to the purchase of NRCL. The Company is contractually obligated to purchase minimum quantities of NRCL during each year of the agreement term.

The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. The Company provides rolling monthly forecasts of its anticipated purchase requirements for a 24-month period, of which the first 12 months are binding upon Grace’s acceptance. Refer to Note 15. Commitments and Contingencies - Purchase obligations for more details. Any failure to extend the Grace Manufacturing Agreement on satisfactory terms could potentially have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors of this Annual Report on Form 10-K, "We rely on a single supplier, W.R. Grace, for NRC and a limited number of third-party suppliers for the raw materials required to produce our products."
Note 5. Related Party Transactions
Prior to August 20, 2024, A.S. Watson Group was considered a related party through common ownership by an enterprise that beneficially owned more than 10% of the Company’s common stock. On August 20, 2024, this entity sold its ownership in the Company, and A.S. Watson Group ceased to be a related party as of that date. However, the Company has maintained its relationship with A.S. Watson Group. The Company had no trade receivables connected to related parties as of December 31, 2025 and December 31, 2024.
The sale of consumer products to related parties during the periods indicated are as follows:

	Year Ended December 31,
	2025		2024
A.S. Watson Group (1)	$—	million	$8.7	million

(1) Due to the change in ownership of A.S. Watson Group in 2024, sales after August 20, 2024, are excluded from the amounts presented above.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Note 6. Inventories
The Company's major classes of inventory and corresponding balances as of the periods indicated are as follows:

	As of December 31,
(In thousands)	2025	2024
Consumer Products - Finished goods	$9,860	$5,811
Consumer Products - Work-in-process	3,094	2,130
Bulk ingredients	7,470	757
Reference standards (1)	—	494
Inventories	$20,424	$9,192
(1) As of December 31, 2025, $0.4 million of inventory related to the analytical reference standards and services operating segment was classified as held for sale. Refer to Note 4. Business Segments and Concentrations for further information.
Note 7. Intangible Assets, Net
Effective December 16, 2025, the Company entered into an Assignment Agreement with Queen’s University Belfast (QUB), pursuant to which all intellectual property rights previously jointly owned with, or licensed from, QUB were assigned exclusively to the Company. Concurrently, the Joint Ownership and Management Agreement License Agreement were terminated and all outstanding royalty and license obligations under those agreements were legally extinguished.
As a result of the Assignment Agreement,, the Company acquired full ownership of certain identified patents. The acquired patents are accounted for as finite-lived intangible assets and were initially recognized at $5.5 million, representing present value of fixed future payments due under the Assignment Agreement. Because the consideration includes deferred payments, the Company recorded a corresponding long-term liability for the present value of the future contractual obligations. Refer to Note 15. Commitments and Contingencies, for information regarding the future payment obligations under the Assignment Agreement.
The acquired patents are amortized on a straight-line basis over an estimated useful life of 10-years. Amortization expense is recorded within cost of goods sold and research and development expense based on the expected utilization of the underlying intellectual property in both the Company’s current commercialization and manufacturing activities and future research and development efforts.

Intangible assets as of the periods indicated consisted of the following:

		As of December 31,
(In thousands, except years)	Weighted Average Life (Years)	2025	2024

Healthspan Research LLC Acquisition	10	$1,346	$1,346
License agreements and other	10	6,370	1,013
Less: Accumulated amortization		(2,056)	(2,000)
Intangible assets, net		$5,660	$359
During the years ended December 31, 2025 and 2024, amortization expense was approximately $173,000 and $151,000, respectively. During the year ended December 31, 2025 the Company disposed of a fully depreciated intangible asset, resulting in the removal of the related gross carrying amount and accumulated amortization of $117,000.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Estimated amortization expense for each of the years ended December 31, is as follows:

(In thousands)
Year	Amount (USD)
2026	$698
2027	590
2028	560
2029	549
2030	549
Thereafter	2,714
$5,660
Note 8. Leasehold Improvements and Equipment, Net
Leasehold improvements and equipment as of the periods indicated consisted of the following:

	As of December 31,
(In thousands)	2025	2024
Laboratory equipment (1)	$2,463	$3,076
Leasehold improvements	2,209	2,209
Computer equipment	694	574
Implementation costs - cloud computing arrangements	1,284	1,218
Furniture and fixtures	382	320
Construction in progress	45	86
	7,077	7,483
Less: Accumulated depreciation (1)	(5,754)	(5,764)
Leasehold improvements and equipment, net	$1,323	$1,719
(1) As of December 31, 2025, $0.7 million of laboratory equipment and $0.6 million of corresponding accumulated depreciation related to the analytical reference standards and services operating segment was classified as held for sale. Refer to Note 4. Business Segments and Concentrations for further information.
Depreciation expense on leasehold improvements and equipment for the years ended December 31, 2025 and 2024 was approximately $612,000 and $663,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to ten years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
During the years ended December 31, 2025 and 2024, the Company sold or disposed of certain leasehold improvements and equipment resulting in a loss of $4,000 and gain $19,000, respectively. At the time of sale or disposal, the related cost and accumulated depreciation were removed from the respective accounts.
Note 9. Leases
Operating Leases
The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases with varying expirations extending through fiscal year 2029. The lease agreements provide for renewal options and rent escalation over the lease term as well as require the Company to pay maintenance, insurance and property taxes.
In March 2025, the Company amended its existing lease in Longmont, Colorado. In accordance with ASC 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liability related to the agreement were remeasured based on the change in the lease conditions such as rent payment and the discount rate as of the modification date lease terms. The modification resulted in the increase of approximately $1.1 million to the related lease liability and ROU asset. The amended lease now extends through October 31, 2030.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2025 and 2024, the Company had ROU assets of $2.2 million and $1.7 million, respectively, and corresponding operating lease liabilities of $2.8 million and $2.6 million, respectively.

The components of operating lease expense for the years indicated are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Operating leases
Operating lease expense	$897	$886
Variable lease expense (1)	415	411
Operating lease expense	1,312	1,297
Short-term lease rent expense	18	17
Total expense	$1,330	$1,314
1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Consolidated Statements of Operations.
As of December 31, 2025, the weighted average remaining lease term for operating leases is 3.4 years and the weighted average discount rate used to determine the operating lease liabilities is 7.7%.
Future minimum lease payments under operating leases as of December 31, 2025 are as follows:

(In thousands)
Year	Amount
2026	$1,183
2027	782
2028	657
2029	338
2030	263
Total	3,223
Less: Present value discount	(406)
Present value of total operating lease liabilities	2,817
Less: Current portion	(1,002)
Long-term obligations under operating leases	$1,815
Note 10. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. In June 2025, stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares available for issuance by 4.75 million shares of common stock. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 1.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). As of December 31, 2025, there were approximately 6.4 million remaining shares available for issuance under this plan. Options expire 10 years from the date of grant.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
General Vesting Conditions
Historically, the Company’s stock options awards have been generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning August 1, 2025, newly granted stock option awards will generally vest over four years at 25% per year on the anniversary of the grant date. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. The performance restricted stock units (PSUs) granted to the Chief Executive Officer are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and generally subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. The award consists of five tranches with stock price hurdles ranging from $15.00 to $50.00 per share, with no interpolation between thresholds, and includes post-vesting transfer restrictions until the earlier of five years from the grant date and a change in control. Certain executive equity awards provide for accelerated vesting if there is a change in control or termination without cause.
Employee Stock Purchase Plan
On June 24, 2025, the Company’s shareholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (“ESPP”), pursuant to which 650,000 shares of the Company’s common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share of common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. As of December 31, 2025, the Company had not yet extended its first offering period and 650,000 shares remained available for issuance. The first offering period under the ESPP commenced on January 1, 2026.
Share Repurchase Program
During the year ended December 31, 2025, the Company repurchased 35,840 shares of its common stock for an aggregate purchase price of $0.3 million, which was recorded as reduction of common stock and additional paid-in capital.
Stock Options
The fair value of the Company’s stock options that are not market- or performance-based was estimated at the date of grant using the Black-Scholes-based option valuation model. The table below outlines the weighted average assumptions for options granted during the years indicated:

	Year Ended December 31,
Weighted Average:	2025	2024
Expected term (years)	6.4	6.4
Volatility	78.0%	74.4%
Risk-free rate	4.4%	4.3%
Dividend Yield	0%	0%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Market Performance Stock Units

The Company did not grant any market PSUs in the year ended December 31, 2024, and accordingly, no valuation activity was required for the period. On February 25, 2025, the Company granted 1,518,600 market based performance stock units (PSUs) to its Chief Executive Office under the 2017 Equity Incentive Plan.

The Company used the following weighted average assumptions in the Monte Carlo model for market PSUs granted during the year ended December 31, 2025:

Weighted Average:	Year Ended December 31, 2025
Discount Period	7.0 years
Expected volatility	76.7%
Risk-free rate	4.1%
Size Premium	1.7%
Cost of Equity	22.1%

Service Period Based Stock Options
The majority of options granted by the Company are comprised of service based options. These options vest ratably over the requisite service period of the award.
The following table summarizes activity of service period-based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2023	10,581	$3.63	5.9	$4
Options Granted	3,425	1.83
Options Exercised	(2,053)	2.65		4,326
Options Forfeited / Expired	(2,576)	3.70
Outstanding at December 31, 2024	9,377	$3.17	6.1	$22,988
Options Granted	1,512	6.45
Options Exercised	(1,187)	4.83		7,373
Options Forfeited / Expired	(516)	5.10
Outstanding at December 31, 2025	9,186	$3.68	6.0	$27,378	*
Exercisable at December 31, 2025	6,709	$3.37	5.0	$21,582	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $6.36, which is the closing price of the Company’s stock on the last day of business for the year ended December 31, 2025

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Performance-Based Stock Options
The Company also grants stock option awards that are performance-based and vest based on the achievement of certain criteria established by the Compensation Committee. The related performance criteria has passed for these performance-based stock options and no further stock options are pending performance determinations. For performance criteria met, the applicable stock options vested and expense was recognized. For performance criteria not met, the compensation expense was not recognized and the applicable stock options were forfeited.
The following table summarizes the activity of performance-based stock options through December 31, 2024. The Company had no performance-based stock options outstanding as of December 31, 2024 or during the year ended December 31, 2025.

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2023	41	$4.34	0.1	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	(41)	4.34
Outstanding at December 31, 2024	—	$—	—	$—

Market-Based Stock Options
The Company grants stock option awards that are market-based which have vesting conditions associated with a service condition as well as performance of the Company’s stock price.
The following table summarizes activity of market-based stock options during the years indicated:

(In thousands except per-share data and remaining contractual term)	Number of Shares	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (Years)
Outstanding at December 31, 2023	1,000	$4.24	3.8	$—
Options Granted	—	—
Options Exercised	—	—		—
Options Forfeited	—	—
Outstanding at December 31, 2024	1,000	$4.24	2.8	$1,070
Options Granted	—	—
Options Exercised	(1,000)	1.52		3,860
Options Forfeited	—	—
Outstanding and Exercisable at December 31, 2025	—	$—	—	$—

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Restricted Stock Units
The following table summarizes activity of restricted stock units during the years indicated:

(In thousands except per share fair value)	Number of Units	Weighted Average Fair Value
Unvested shares at December 31, 2023	589	$2.08
Granted	479	1.52
Vested	(271)	2.34
Forfeited	(188)	1.70
Unvested shares at December 31, 2024	609	$1.64
Granted	—	—
Vested	(233)	1.70
Forfeited	(108)	1.61
Unvested shares at December 31, 2025	268	$1.61
Expected to vest as of December 31, 2025	268	$1.61
Market Performance Stock Units
Prior to December 31, 2025 the Company had not granted market performance stock units. The following table summarizes activity of market performance stock units during the year ended December 31, 2025:

(In thousands except per share fair value)	Number of Units	Weighted Average Fair Value
Unvested shares at December 31, 2024	—	$—
Granted	1,519	3.44
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2025	1,519	$3.44
Expected to vest as of December 31, 2025	—	$—
Restricted Stock Awards
The following table summarizes activity of restricted stock awards during the years indicated:

(In thousands except per share fair value)	Number of Awards	Weighted Average Fair Value
Unvested shares at December 31, 2023	167	$3.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2024	167	$3.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at December 31, 2025	167	$3.15
Expected to vest as of December 31, 2025	167	$3.15

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Share-based Compensation
Share-based compensation expenses for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Share-based compensation expense
Cost of sales	$270	$319
Sales and marketing	806	745
Research and development	561	718
General and administrative	4,430	1,874
Total	$6,067	$3,656
As of December 31, 2025, the Company expects to recognize future share-based compensation expense of approximately $5.7 million related to unvested stock options, $0.2 million for unvested RSUs, and for $3.5 million unvested PSUs. These expenses will be recognized over weighted-average years of approximately 1.7 for options, 1.0 for RSUs, and 3.2 for PSUs.
Note 11. NHSc Revenue
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

In exchange for the rights granted in the Supply Agreement, NHSc committed to an initial purchase of NRCL totaling approximately $2.0 million. NHSc fulfilled this commitment during the fourth quarter of 2022, with $1.7 million involving a bill-and-hold arrangement. The Supply Agreement also provides for NHSc to pay a royalty to the Company at tiered percentage rates in the low-single digits based on worldwide annual net sales of the Approved Products, subject to certain deductions. Furthermore, the Supply Agreement provides for NHSc to pay the Company two separate one-time milestone payments in the low seven figures depending on whether NHSc achieves certain net sales targets in any contract year. During the year ended December 31, 2025, the Company earned $30,000 in royalties, compared to no royalties during December 31, 2024. During the years ended December 31, 2025 and 2024, no milestone payments were earned.

Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. The Company initially recorded $5.0 million in deferred revenue under the original agreement, which was received in connection with an upfront payment and a product launch fee. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms to be delivered for the duration of the contract term including renewal options as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the years indicated and the corresponding deferred revenue balance for the periods indicated is as follows:

(In thousands)	Year Ended December 31,		At December 31,
	2025	2024	2025	2024
Revenue (reversed) recognized from deferred revenue	$(95)	$732
Deferred revenue balance			$2,674	$2,579

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Note 12. Income Taxes
Income before provision for income taxes was as follows:

(In thousands)	Year Ended December 31,
	2025	2024
Domestic	$18,218	$8,822
Foreign	(26)	33
Total	$18,192	$8,855
The provision for income taxes for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Current:
State	$810	$305
	810	305

Deferred:	—	—
Total	$810	$305
A reconciliation of the federal statutory rate to the effective tax rate for income under ASU 2023-09 for the year ended December 31, 2025 is summarized as follows:

	Year Ended December 31, 2025
	Amount (in thousands)	Percentage of pretax income
Income tax expense at statutory rate	$3,820	(21.0)%
State and local income taxes, net of federal benefit (1)	651	(3.6)%
Foreign tax effects	6	—%
Tax credits	23	(0.1)%
Changes in valuation allowances	(3,262)	17.9%
Equity compensation	(428)	2.3%
Total income tax provision	$810	(4.5)%
(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
A reconciliation of the federal statutory rate to the effective tax rate for income for the year ended December 31, 2024 is summarized as follows:

	Year Ended December 31, 2024
	Amount (in thousands)	Percentage of pretax income
Income tax expense at statutory rate	$1,852	(21.0)%
State and local income taxes, net of federal benefit	458	(5.2)
Permanent differences	(202)	2.3
Change in state tax rate	117	(1.3)
Change in valuation allowance	(2,111)	23.9
Federal to state differences	204	(1.7)
Other	(13)	(0.5)
Total income tax provision	305	(3.5)%
The Company's deferred tax assets and liabilities for the years indicated are summarized below:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$34,046	$35,224
Stock options and restricted stock	3,682	3,849
Inventory reserve	335	185
Allowance for doubtful accounts	37	25
Accrued expenses	1,420	1,746
Research and development expense	491	2,507
Deferred revenue	680	676
Leasehold improvements and equipment	161	124
Intangibles	112	102
Unrealized gain and loss	14	—
State bonus depreciation	12	—
State section 174	322	—
Operating leases	162	238
	41,474	44,676
Less: Valuation allowance	(40,467)	(44,290)
Total deferred tax assets	1,007	386
Deferred tax liabilities:
162(m) limitation	(835)	—
Prepaid expenses	(172)	(386)
Total deferred tax liabilities	(1,007)	(386)
Net deferred tax assets (liabilities)	$—	$—
For the year ended December 31, 2025, the Company’s effective tax rate was 4.5%. The Company reduced its valuation allowance by approximately $3.8 million, to $40.5 million as of December 31, 2025 from $44.3 million as of December 31, 2024. For the year ended December 31, 2024, the Company maintained a full valuation allowance against the entire deferred income tax balance which resulted in an effective tax rate of 3.5%. For the year ended December 31, 2024, the Company identified $36,750 in U.S. taxable income on global intangible low-taxed income (GILTI). For the year ended December 31, 2025, the Company identified no U.S. taxable income on GILTI.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
As of December 31, 2025, the Company’s net operating loss (NOL) carryforwards for federal and state income tax purposes are approximately $128.5 million and $105.8 million, respectively, portions of which were reduced in the year ended December 31, 2025 for both federal and state. During the year ended December 31, 2025, $4.7 million of federal NOL carryforwards and $0.8 million of state NOL carryforwards were reduced against taxable income. The Company’s federal NOL carryforward of $103.6 million generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2017, is limited to 80% of taxable income.
The Company did not pay any federal income taxes for the years ended December 31, 2025 and 2024, respectively. The Company paid state income taxes of $1,024,000 and $23,000 for the years ended December 31, 2025 and 2024, respectively.
Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), generally imposes an annual limitation on the amount of NOL carryforwards and associated built-in losses that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. The Company’s ability to utilize NOL carryforwards and built-in losses may be limited, under this section or otherwise, by the Company’s issuance of common stock or by other changes in stock ownership. The Company has performed an analysis of IRC Section 382 and concluded that the Company did not undergo an ownership change. The Company will continue to analyze the potential impact of any additional transactions undertaken upon the utilization of the net operating losses on a go forward basis. To the extent the Company’s use of NOL carryforwards and associated built-in losses is significantly limited in the future due to additional changes in stock ownership, the Company’s income could be subject to U.S. corporate income tax earlier than it would if the Company were able to use NOL carryforwards and built-in losses without such annual limitation, which could result in lower profits and the loss of the majority of the benefits from these attributes.

During the first quarter of 2024, the Company was notified that it was selected for examination by the IRS for its federal income tax return for the fiscal year 2021 period. The examination was completed in the third quarter of 2024, with no changes recommended. The Company is currently not under examination by the Internal Revenue Service or any other major income tax jurisdiction. The Company has not identified any material uncertain tax positions requiring a reserve as of December 31, 2025 and December 31, 2024.
Note 13. Line of Credit and Other Available Sources of Financing
Line of Credit
The Company maintains a revolving credit facility with Western Alliance Bank that provides for borrowings of up to $10.0 million, subject to a borrowing base formula and customary terms and conditions. Borrowings bear interest at a floating rate equal to (a) the greater of (i) 6.00% per annum or (ii) the Prime Rate (as published by The Wall Street Journal or as otherwise announced by the lender), plus (b) 1.00%. During the existence of an event of default, the interest rate increases by an additional 5.00%.

The facility includes a $3.0 million letter of credit sublimit. Letters of credit are subject to a fee of 2.00% per annum on the face amount, plus applicable amendment, transfer and cancellation fees, and reduce availability under the revolving credit line. As of December 31, 2025, approximately $2.1 million was outstanding under a letter of credit issued pursuant to the facility.

The facility matures on November 12, 2027. As of December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.
If the Company draws from the line of credit, its obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s current and future personal property assets, including intellectual property. Any borrowings, interest or other fees or obligations that the Company owes will become due and payable on the maturity date. If the Company draws from the line of credit, the Company would also become subject to the affirmative and restrictive covenants under the Credit Agreement, including those related to financial reporting, maintenance of required cash levels at Western Alliance Bank, payment of taxes and insurance, maintenance of inventory, restrictions on property dispositions, business combinations, and incurrence of additional indebtedness. As the Company had no borrowings outstanding as of December 31, 2025, these covenants were not applicable.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Debt Issuance Costs
For the years ended December 31, 2025 and 2024, the Company incurred debt issuance costs of approximately $67,000 and $52,000, respectively, in connection with this line of credit arrangement and had an unamortized balance of approximately $47,000 and $39,000 as of December 31, 2025 and 2024, respectively. For the line of credit arrangement, the Company elected a policy to keep the debt issuance costs as an asset, regardless of whether an amount is drawn. The remaining unamortized deferred asset will be amortized over the remaining life of the line of credit arrangement.
Other Available Sources of Financing
In June 2023, the Company filed a new $125 million registration statement on Form S-3 with the SEC, utilizing a “shelf” registration process. Under this shelf registration process, the Company may sell securities from time to time, including up to $47.8 million pursuant to the At Market Issuance Sales Agreement, dated as of June 12, 2020, and amended November 20, 2024 with Raymond James & Associates, Inc. and roth Capital Partners, LLC as sales agents (as amended, the ATM Facility). As of December 31, 2025, approximately $47.8 million remains available under the ATM Facility. The Company’s potential use of the ATM facility is subject to the satisfaction of various conditions in the ATM Facility agreement as well as market conditions. As a result, the Company’s ability to rely on the ATM Facility to raise liquidity is limited.
Note 14. Joint Venture

On September 30, 2022, Asia Pacific Scientific, Inc., an indirect wholly owned subsidiary of the Company, and Hong Kong (China) Taikuk Group Ltd (Taikuk) entered into a shareholders agreement (the “Shareholders Agreement”) to establish a joint venture for the potential commercialization of Tru Niagen® products in Mainland China. Under the Shareholders Agreement, Taikuk was to receive an 11% non-voting equity interest in the joint venture upon the achievement of specified regulatory milestones, including obtaining “Blue Hat” registration in China. The equity interest was subject to performance-based vesting conditions and was accounted for under ASC 718 as nonemployee share-based compensation. No equity interest vested, and no amounts were recognized in the Company’s consolidated financial statements.

On September 27, 2024, the Company elected not to extend the regulatory registration period. As a result, the required regulatory approvals were not obtained. On December 16, 2024, the Company exercised its contractual right to repurchase the 11% non-voting equity interest for nominal consideration, thereby terminating the shareholders agreement and the joint venture arrangement. As of December 31, 2024, ChromaDex Asia Pacific Ventures Limited is a wholly owned subsidiary of the Company.
Note 15. Commitments and Contingencies
Purchase obligations
The Company has an exclusive manufacturing arrangement for the supply of Nicotinamide-beta-Riboside Chloride (NRCL) with W.R. Grace & Co. -Conn. (Grace). On July 25, 2025, the Company executed a Sales Agreement (the “Grace Supply Agreement”) with Grace with an effective date of April 1, 2025. Grace holds patents related to the crystalline form of NR chloride that provide Grace with exclusive manufacturing rights for certain forms of NRCL.
Pursuant to the Grace Supply Agreement, Grace will exclusively supply the Company with NRCL meeting specified quality and technical requirements as defined in a previously executed quality agreement dated March 22, 2024. In addition, Grace is prohibited from selling NRCL to third parties and must notify the Company of any new business inquiries relating to the purchase of NRCL. The Company is contractually obligated to purchase minimum quantities of NRCL during each year of the agreement term.

The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. The Company provides rolling monthly forecasts of its anticipated purchase requirements for a 24-month period, of which the first 12 months are binding upon Grace’s acceptance.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Future minimum payments under inventory purchase obligations as of December 31, 2025 are as follows:

(In thousands)
Year	Amount
2026	$23,408
$23,408
Patent Assignment Deferred Payment Obligations
Effective December 16, 2025, the Company executed an Assignment Agreement with QUB, pursuant to which all intellectual property rights previously jointly owned with, or licensed from, QUB under the Joint Ownership and Management Agreement (JOMA) and related License Agreement were assigned exclusively to the Company. Concurrently, the JOMA and License Agreement were terminated, and the Company was legally released from all outstanding royalty and license obligations under those agreements.
In connection with the termination of the prior agreements, previously accrued royalty and license liabilities totalling approximately $3.5 million were settled for total consideration of approximately $1.5 million. As a result of this settlement, the Company recognized a gain of approximately $2.0 million during the year ended December 31, 2025. The settlement consideration relates solely to royalty and license obligations incurred prior to termination of the agreements and is separate from the consideration attributable to the acquisition of patent rights.

As part of the consideration for the patent assignment, the Company is obligated to make fixed, unconditional future cash payments through 2037. The deferred payments are solely attributable to the acquisition of patent rights and are separate from amounts paid to settle previously accrued royalty obligations.
Under the Assignment Agreement, certain payments are denominated in U.S. dollars but are required to be settled in British pounds sterling (GBP), using the rolling average currency exchange rate for the five calendar years immediately preceding the month in which each payment first becomes due. As a result, the ultimate GBP amount payable for these obligations is subject to foreign currency exchange fluctuations.
The Company’s payment obligations under the Assignment Agreement consist of (i) recurring annual payments due beginning in 2026 through 2038 and (ii) two fixed, lump‑sum payments due in 2034 and 2037. These obligations are recorded at present value as of the assignment date, with subsequent accretion recognized as interest expense over the term of the arrangement. Refer to Note 7, Intangible Assets, Net, for additional information regarding the accounting for the acquired patents and related deferred consideration.
The Company’s payment obligations under the Assignment Agreement, based on the year in which the obligations are incurred, as of December 31, 2025, are as follows:

(In thousands)	Payment obligations (1)
Year	Denominated in USD	Denominated in GBP
2026	$500	£35
2027	500	35
2028	500	35
2029	500	35
2030	500	35
Thereafter (2)	7,000	245
	$9,500	£420
(1) Amounts represent contractual obligations incurred in the periods presented. Payments are generally due in January of the subsequent year. Amounts are denominated in the stated currency and have not been translated into U.S. dollars.
(2) The “Thereafter” amounts include recurring annual payments due for the years 2031 through 2037, as well as fixed lump-sum payments of $1.5 million due in 2034 and $2.0 million due in 2037.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
Royalties
The Company has various licensing agreements with leading research universities and other patent holders, pursuant to which the Company acquired patents related to certain products the Company offers to its customers. These agreements afford for royalty payments based on contractual minimums and expire at various dates ranging from 2026 through 2039, often correlated to the expiration date of each patent. In addition, the Company is required to pay a range of 1% to 5% of sales related to the licensed products under these agreements.
On November 27, 2024, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) with the Trustees of Dartmouth College (“Dartmouth,” and together with the Company, the “Parties”). The Supplemental Agreement supplements the exclusive license agreements entered into between the Parties dated July 13, 2012 (as amended and restated as of March 13, 2017 and December 29, 2020, the “2012 Agreement”) and May 16, 2014 (together with the 2012 Agreement, the “Exclusive License Agreements”) pursuant to which the Company received an exclusive license under Dartmouth-owned U.S. patents (the “Dartmouth Patents”).

Under the Supplemental Agreement, Dartmouth agreed, subject to certain conditions specified in the Supplemental Agreement and the fulfillment of the Company’s obligations under the Agreement, (i) to waive certain accrued but unpaid royalties, license fees, and maintenance expenses owed by the Company under the Exclusive License Agreements, which totaled an aggregate of $3.5 million, and (ii) that no additional royalties, license fees, maintenance or other expenses or other payments will be assessed by Dartmouth or payable by the Company to Dartmouth for the Dartmouth Patents after the effective date of the Agreement. The waiver was contingent upon the Company securing a bond (the “Appeal Bond”) for the amount of the fee judgment, if any, related to the Delaware patent infringement case against Elysium Health, Inc. filed by the Company and Dartmouth relating to the Dartmouth Patents. On November 21, 2024, the Appeal Bond was secured through a letter of credit issued on behalf of the Company, which was supported by the Company's line of credit. See Note 13, Line of Credit and Other Available Sources of Financing for more information regarding the letter of credit issuance and its connection to the line of credit. As a result, for the year ended December 31, 2024, the Company reversed $3.5 million of previously accrued royalties, license fees, and maintenance expenses under accrued expenses in its Consolidated Balance Sheets and recorded a reduction in royalty expense, license fees, and maintenance expenses in general and administrative expenses in its Consolidated Statements of Operations. For information regarding the Delaware patent infringement case against Elysium Health, Inc. see Legal Proceedings below.
Excluding the reversed royalties in December 31, 2024, total royalty expense including license maintenance fees for the years ended December 31, 2025 and 2024 was approximately $1.2 million for both years.

As of December 31, 2025, future minimum royalties including license maintenance fees for the next five years are as follows:

(In thousands)
Year	Amount
2026	$100
2027	92
2028	50
2029	50
2030	50
$342
Legal proceedings

1. U.S. Food and Drug Administration
On February 3, 2026, Niagen Bioscience Inc. filed a complaint in the United States District Court for the District of Columbia against the U.S. Food and Drug Administration (FDA), the U.S. Department of Health and Human Services, and certain federal officials in their official capacities. The lawsuit challenges the FDA response letters issued in September 2025 concerning the regulatory status of nicotinamide mononucleotide (NMN) under the Federal Food, Drug, and Cosmetic Act. The complaint alleges that FDA’s interpretation of the statutory provisions governing dietary supplements is contrary to law and arbitrary and capricious under the Administrative Procedure Act. The Company seeks declaratory and injunctive relief, including an order vacating the challenged portions of the FDA response letters and enjoining FDA from applying the interpretation at issue. The complaint does not seek monetary damages. The Company cannot predict the outcome of this matter. No accrual has been recorded in the accompanying consolidated financial statements related to this proceeding.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

2. Elysium Health, LLC
(A) California Action
On December 29, 2016, Niagen Bioscience commenced litigation against Elysium Health, Inc. (together with Elysium Health, LLC, “Elysium”) in the United States District Court for the Central District of California. On January 25, 2017, Elysium filed an answer and counterclaims in response to the Complaint (together with the Complaint, the “California Action”). The claims in the litigation encompassed alleged breaches by each of Elysium and Niagen of a supply agreement between the parties and related disputes. Over the course of the California Action, the parties each filed amended pleadings several times and each engaged in several rounds of motions to dismiss and one round of motion for judgment on the pleadings with respect to various claims.

On December 24, 2024, the parties reached a binding settlement agreement (the “Settlement Agreement”) to resolve the California Action in full. On December 27, 2024, the court vacated an earlier judgment in the California Action and entered an amended judgment consistent with the terms of the parties’ Settlement Agreement. Pursuant to the Settlement Agreement and the December 27, 2024 judgment: (i) Elysium must pay a total of $2,650,000 to Niagen Bioscience to resolve the California Action and the Appeals (the “Settlement Payment”); (ii) the $2,650,000 Settlement Payment shall be paid in two equal installments of $1,325,000 each, the first of which was to be paid on or before December 31, 2024 (the “First Installment”), and the second of which is to be paid on or before March 31, 2025 (the “Second Installment”); (iii) if Elysium fails to timely pay either installment of the Settlement Payment, Niagen Bioscience shall be entitled to recover from Elysium reasonable attorney’s fees and interest. The December 27, 2024 judgment also provides that the district court shall retain jurisdiction of the California Action until April 30, 2025 for the purposes of enforcing the terms of the December 27, 2024 judgment and the Settlement Agreement.

On December 27, 2024, Niagen Bioscience received from Elysium payment of the First Installment in the amount of $1,325,000, which Niagen Bioscience recorded as a recovery of credit losses within general and administrative expense in its Consolidated Statements of Operations. On December 30, 2024, pursuant to the Settlement Agreement, the parties filed with the Ninth Circuit a stipulated motion to voluntarily dismiss the pending Appeals, and on December 31, 2024, the Ninth Circuit dismissed the Appeals. On March 28, 2025, the Company received from Elysium payment of the Second Installment in the amount of $1,325,000, which the Company recorded as a recovery of credit losses within general and administrative expense in its Consolidated Statement of Operations. On April 4, 2025, the Company filed an acknowledgment of satisfaction of judgment, confirming that the December 27, 2024 judgment has been fully satisfied.
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
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

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit has not yet scheduled oral argument. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of December 31, 2025, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

3. Contingencies
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

In December 2025, a retail partner in Asia initiated a recall and withdrawal from sale of certain units of the Company’s Tru Niagen Immune Daily Defense product in Hong Kong and Singapore, asserting that the product contained more than the label claimed amount of 1,000 I.U. of Vitamin D3 and therefore did not comply with applicable local regulatory requirements. In February 2026, the retail partner alleged that the Company breached certain supply agreements in connection with this matter and indicated that it is in the process of quantifying alleged losses and damages. The Company believes it has complied with its contractual obligations and applicable regulatory requirements and intends to defend itself vigorously. At this time, the Company believes that a loss is reasonably possible; however, the amount or range of any potential loss cannot be reasonably estimated.

Note 16. Employee Retention Tax Credit

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

No amounts related to the ERTC were collected during the year ended December 31, 2024, and approximately $0.7 million was collected during the year ended December 31, 2025.

On November 20, 2025 the Company received an IRS Letter 106C - Claim of Partial Disallowance, relating to its ERTC claim for the quarter ended June 30, 2021. As a result of the partial disallowance, the Company reassessed its remaining ERTC receivable and determined that approximately $0.2 million of the previously recorded ERTC benefit was no longer realizable. Accordingly, the Company reversed the related prepaid and other assets and associated accrued expenses. As of December 31, 2025, no amounts related to an ERTC benefit or related commissions payable were remaining in the Company's Consolidated Balance Sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Pursuant to Rule13a−15(e) promulgated by the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports we file with the Commission is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:
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
Our management, including the undersigned principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 9C. Disclosures regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Proxy Statement as follows:

•The information relating to our executive officers is to be included in the section entitled “Information about our Executive Officers,”
•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance,”
•The information relating to our audit committee and audit committee financial expert is to be included in the section “Information Regarding the Board of Directors and Corporate Governance,” and
•The information relating to our insider trading policies and procedures required by Item 408(b) of Regulation S-K is to be included in the section “Our Insider Trading Policy,” and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”

Such information will be included in the Proxy Statement and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics (Code of Conduct) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.niagenbioscience.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website in lieu of filing such waiver or amendment in a Current Report on Form 8-K.
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
Our independent registered public accounting firm is Crowe LLP, Audit Firm ID: 173.
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
(a)(3) List of Exhibits
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of May 21, 2008, among Cody, CDI Acquisition, Inc. and ChromaDex, Inc. as amended on June 10, 2008	8-K	333-140056	2.1	6/24/2008
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	000-53290	3.1	3/19/2025

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.3	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	000-53290	3.2	3/19/2025
4.1	Form of Stock Certificate representing shares of the Registrant’s Common Stock	10-Q	001-37752	4.1	5/7/2025
4.2	Description of Common Stock of the Registrant	10-K	001-37752	4.6	3/10/2020
4.3	Registration Rights Agreement, dated as of May 9, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	5/10/2019
4.4	Registration Rights Agreement, dated as of August 15, 2019, by and among the Registrant and the parties thereto	8-K	001-37752	99.1	8/15/2019
4.5	Registration Rights Agreement, dated as of April 27, 2020, by and among the Registrant and the parties thereto	8-K	001-37752	99.2	4/29/2020
4.6	Registration Rights Agreement, dated as of September 30, 2022, by and among the Registrant and the parties thereto	8-K	001-37752	10.3	10/3/2022
10.1	Second Amended and Restated 2007 Equity Incentive Plan effective March 13, 2007, as amended May 20, 2010 (1)+	DEF 14A	000-53290	Appendix B	5/4/2010
10.2	Form of Stock Option Agreement under the ChromaDex, Inc. Second Amended and Restated 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.3	6/24/2008
10.3	Form of Restricted Stock Purchase Agreement under the ChromaDex, Inc. 2007 Equity Incentive Plan(1)+	8-K	333-140056	10.4	6/24/2008
10.4	Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended +	8-K	001-37752	10.1	6/27/2025
10.5	Form of Stock Option Agreement under Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended +	10-Q	001-37752	10.6	5/7/2025
10.6	Form of Restricted Stock Purchase Agreement under the Niagen Bioscience, Inc. 2017 Equity Incentive Plan, as amended	10-Q	001-37752	10.7	5/7/2025
10.7	Niagen Bioscience, Inc. Employee Stock Purchase Plan +	8-K	001-37752	10.2	6/27/2025
10.8	First Amendment to Niagen Bioscience, Inc. Employee Stock Purchase Plan, as amended +					X
10.9	Amended and Restated Employment Agreement dated April 19, 2010, by and between Frank L. Jaksch, Jr. and ChromaDex, Inc. (1)+	8-K	000-53290	10.1	4/22/2010
11.0	Amendment, dated June 22, 2018, to the Amended and Restated Employment Agreement, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	8-K	001-37752	10.2	6/28/2018
11.1	Waiver of bonus compensation agreement dated February 13, 2023, by and between Frank L. Jaksch Jr. and ChromaDex, Inc. +	10-K	001-37752	10.6	3/8/2023
11.2	Restated and Amended License Agreement, effective as of June 3, 2015 between the University of Mississippi and ChromaDex, Inc.*	10-Q	000-53290	10.2	8/13/2015
10.9	License Agreement, effective as of October 15, 2014 between University of Mississippi and ChromaDex, Inc.*	10-K	000-53290	10.40	3/19/2015
10.10	First Amendment to Exclusive License Agreement, effective as of July 6, 2015, between University of Mississippi and ChromaDex, Inc.	10-Q	001-37752	10.7	11/10/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.11	Lease Agreement, made as of April 14, 2016, by and between Longmont Diagonal Investments LLC and ChromaDex Analytics, Inc.	8-K	000-53290	10.1	4/20/2016
10.12	First Amendment to Lease Agreement, dated August 3, 2020, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC	10-Q	001-37752	10.8	11/4/2020
10.13	Second Amendment to Lease Agreement, dated March 11 2025, by and between ChromaDex Analytics, Inc. and 62 1625-1751 S. Fordham LLC and 64 1625-1751 S. Fordham LLC	10-Q	001-37752	10.3	5/7/2025
10.14	Form of Indemnity Agreement, between the Registrant and each of its existing directors and executive officers +					X
10.15	Form of Restricted Stock Award Agreement for Robert Fried +	10-Q	001-37752	10.3	5/11/2017
10.16	Amended and Restated Executive Employment Agreement, dated June 22, 2018, by and between Robert Fried and the Registrant +	8-K	001-37752	10.1	6/28/2018
10.17	Amendment to Amended and Restated Executive Employment Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.1	2/27/2025
10.18	Performance Stock Unit Award Agreement, dated February 25, 2025, by and between Robert Fried and the Registrant	8-K	001-37752	10.2	2/27/2025
10.19	Lease, dated July 6, 2017, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.50	3/7/2019
10.20	First Amendment to Lease, dated February 7, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.51	3/7/2019
10.21	Second Amendment to Lease, dated June 30, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.52	3/7/2019
10.22	Third Amendment to Lease, dated November 9, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.53	3/7/2019
10.23	Fourth Amendment to Lease, dated December 20, 2018, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-K	001-37752	10.24	3/6/2024
10.24	Fifth Amendment to Lease, dated May 21, 2021, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	8/3/2021
10.25	Sixth Amendment to Lease, dated October 11, 2023, by and between 10900 WILSHIRE L.L.C and ChromaDex, Inc.	10-Q	001-37752	10.1	11/8/2023
10.26	Securities Purchase Agreement dated April 26, 2017, by and among the Company and the Purchasers	8-K	001-37752	99.1	4/27/2017
10.27	Amended and Restated Supply Agreement, dated October 10, 2022, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.6	11/2/2022
10.28	First Amendment to the Amended and Restated Supply Agreement, dated August 16, 2023, by and between the Company, Nestec Ltd. and NHSc **	10-Q	001-37752	10.2	11/8/2023
10.29	At Market Issuance Sales Agreement, dated as of June 12, 2020, by and among ChromaDex Corporation, B. Riley FBR, Inc. and Raymond James & Associates, Inc.	S-3	333-237144	1.2	6/12/2020

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.30	Amendment No. 1, dated November 20, 2024, to the At Market Issuance Sale Agreement, dated June 12, 2020	8-K	001-37752	1.1	11/21/2024
10.31	Business Financing Agreement, dated November 12, 2019, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.45	3/10/2020
10.32	First Modification to Business Financing Agreement dated October 7, 2020, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.43	3/12/2021
10.33	Second Modification to Business Financing Agreement dated November 10, 2021, by and between ChromaDex Corporation and Western Alliance Bank	10-K	001-37752	10.42	3/14/2022
10.34	Consent to Business Financing Agreement, dated January 14, 2021, by and among Western Alliance Bank and ChromaDex Corporation	10-Q	001-37752	10.4	5/6/2021
10.35	Third Modification to Business Financing Agreement dated December 11, 2021 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/14/2021
10.36	Fourth Modification to Business Financing Agreement dated November 9, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.1	12/13/2023
10.37	Fifth Modification to Business Financing Agreement dated December 8, 2023 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex Inc. and ChromaDex Analytics, Inc.	8-K	001-37752	10.2	12/13/2023
10.38	Sixth Modification to Business Financing Agreement dated November 18, 2024 by and among Western Alliance Bank, ChromaDex Corporation, ChromaDex, Inc. and ChromaDex Analytics, Inc.	10-K	001-37752	10.38	3/4/2025
10.39	Seventh Modification to Business Financing Agreement dated March 24, 2025 by and among Western Alliance Bank, Niagen Bioscience, Inc., ChromaDex, Inc. and ChromaDex Analytics, Inc.	10-Q	001-37752	10.4	5/7/2025
10.40	Eighth Modification to Business Financing Agreement dated November 12, 2025 by and among Western Alliance Bank, Niagen Bioscience, Inc., ChromaDex, Inc. and ChromaDex Analytics, Inc.					X
10.41	Manufacturing and Supply Agreement, dated as of January 1, 2016, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.1	11/4/2020
10.42	First Amendment to Manufacturing and Supply Agreement, dated as of February 27, 2017, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.2	11/4/2020
10.43	Second Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2018, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	11/4/2020
10.44	Third Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.4	11/4/2020
10.45	Fourth Amendment to Manufacturing and Supply Agreement, dated as of April 15, 2019, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.5	11/4/2020

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.46	Fifth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2020, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.6	11/4/2020
10.47	Sixth Amendment to Manufacturing and Supply Agreement, dated as of September 17, 2020, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.7	11/4/2020
10.48	Seventh Amendment to Manufacturing and Supply Agreement, dated as of August 2, 2021, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn. **	10-Q	001-37752	10.3	8/3/2021
10.49	Eighth Amendment to Manufacturing and Supply Agreement, dated as of December 14, 2022, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn.**	10-K	001-37752	10.50	3/8/2023
10.50	Ninth Amendment to Manufacturing and Supply Agreement, dated as of November 2, 2023, by and between ChromaDex, Inc. and W.R. Grace & Co.-Conn.**	10-Q	001-37752	10.3	11/8/2023
10.51	Tenth Amendment to Manufacturing and Supply Agreement, dated as of January 1, 2025, by and between ChromaDex Inc. and W.R. Grace & Co.-Conn.**	10-Q	001-37752	10.2	10/31/2024
10.52	Sales Agreement, dated July 25, 2025, by and between ChromaDex, Inc. and W. R. Grace & Co.-Conn. *	8-K	001-37752	10.1	7/29/2025
10.53	Exclusive License Agreement, dated September 8, 2011, by and between ChromaDex, Inc. and The Regents of the University of California **	10-Q	001-37752	10.1	11/3/2021
10.54	Lease, dated November 24, 2021, by and between Flight Phase I Owner, LLC and ChromaDex Corporation	10-K	001-37752	10.59	3/14/2022
10.55	First Amendment to the Joint Ownership Management Agreement, effective March 9, 2022, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.5	5/12/2022
10.56	Joint Ownership Management Agreement, effective October 9, 2015, between Queen’s University of Belfast and ChromaDex, Inc.	10-Q	001-37752	10.6	5/12/2022
10.57	Assignment Agreement, dated December 18, 2025, by and between ChromaDex, Inc. and Queen’s University Belfast**	8-K	001-37752	10.1	12/22/2025
10.58	Securities Purchase Agreement, dated September 30, 2022, by and among the Company and the Purchasers	8-K	001-37752	10.2	10/3/2022
10.59	Securities Purchase Agreement, dated as of October 10, 2022, by and between the Company and the Purchaser *	8-K	001-37752	10.1	10/11/2022
10.60	Executive Employment Agreement, dated January 1, 2023, by and between Brianna Gerber and the Registrant +	8-K	001-37752	10.1	1/5/2023
10.61	Letter Agreement and Consulting Agreement, dated as of June 25, 2024, by and between the Company and Brianna Gerber	8-K	001-37752	10.1	6/25/2024
10.62	Amended and Restated Non-Employee Director Compensation Policy +	10-Q	001-37752	10.8	5/7/2025

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.63	Amended and Restated Incentive Compensation Recoupment Policy +	10-Q	001-37752	10.9	5/7/2025
10.64	Offer Letter, dated September 10, 2024, by and between Ozan Pamir and ChromaDex, Inc. +	8-K	001-37752	10.1	9/20/2024
10.65	Offer Letter, dated June 27, 2024, by and between Carlos Lopez and ChromaDex, Inc. +	8-K	001-37752	10.60	3/4/2025
19.1	Insider Trading Policy					X
21.1	Subsidiaries of Niagen Bioscience, Inc.					X
23.1	Consent of Crowe, LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Dodd-Frank Clawback Policy +					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

(1)	Plan and related Forms were assumed by Niagen Bioscience, Inc. pursuant to Agreement and Plan of Merger, dated as of May 21, 2008, among Niagen Bioscience, Inc. (formerly ChromaDex Corporation), Cody Resources, Inc., CDI Acquisition, Inc. and ChromaDex, Inc.
(2)	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Niagen Bioscience, Inc. undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that Niagen Bioscience, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
+	Indicates management contract or compensatory plan or arrangement.
*	This Exhibit has been granted confidential treatment and has been filed separately with the Commission. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
**	Certain portions of this exhibit are omitted because they are both not material and are the type that the Registrant treats as private or confidential.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

By:	/s/ ROBERT FRIED
Robert Fried Chief Executive Officer
Date: March 4, 2026
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

Signature	Title	Date

/s/ ROBERT FRIED	Chief Executive Officer and Director	March 4, 2026
Robert Fried	(Principal Executive Officer)

/s/ OZAN PAMIR	Chief Financial Officer	March 4, 2026
Ozan Pamir	(Principal Financial and Accounting Officer)

/s/ FRANK JAKSCH JR.	Chairman of the Board and Director	March 4, 2026
Frank Jaksch Jr.

/s/ STEVEN RUBIN	Director	March 4, 2026
Steven Rubin

/s/ WENDY YU	Director	March 4, 2026
Wendy Yu

/s/ GARY NG	Director	March 4, 2026
Gary Ng

/s/ ANN COHEN	Director	March 4, 2026
Ann Cohen

/s/ KRISTIN PATRICK	Director	March 4, 2026
Kristin Patrick

/s/ HAMED SHAHBAZI	Director	March 4, 2026
Hamed Shahbazi