Form 10-Q
period 2026-03-31
Niagen Bioscience, Inc.
filed 2026-05-06
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.										☐	Yes	☐	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).										☐	Yes	☑	No
As of May 4, 2026 there were 79,644,327 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2026

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$66,549	$64,788
Trade receivables, net of allowances of $176 and $147, respectively	13,068	9,741
Inventories	24,016	20,424
Assets held for sale	—	541
Prepaid expenses and other assets	1,488	1,312
Total current assets	105,121	96,806

Leasehold improvements and equipment, net	1,298	1,323
Intangible assets, net	5,485	5,660
Right-of-use assets, net	2,019	2,192
Other long-term assets	406	425
Total assets	$114,329	$106,406
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,277	$10,796
Accrued expenses	7,621	7,722
Current maturities of operating lease obligations	1,032	1,002
Current deferred consideration liability	514	—
Customer deposits	380	399
Total current liabilities	22,824	19,919
Deferred revenue	2,572	2,674
Operating lease obligations, less current maturities	1,544	1,815
Deferred consideration liability, less current portion	5,059	5,465
Total liabilities	31,999	29,873

Commitments and Contingencies (Note 8)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 79,457 shares and 79,714 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	79	79
Additional paid-in capital	240,464	240,991
Accumulated deficit	(158,210)	(164,528)
Cumulative translation adjustments	(3)	(9)
Total stockholders' equity	82,330	76,533
Total liabilities and stockholders' equity	$114,329	$106,406
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Sales, net	$31,474	$30,481
Cost of sales	11,498	11,150
Gross profit	19,976	19,331

Operating expenses:
Sales and marketing	9,675	8,117
Research and development	1,481	1,258
General and administrative	7,244	5,184
Total operating expenses	18,400	14,559
Operating income	1,576	4,772

Nonoperating income:
Interest income, net	375	459
Gain on sale of operating segment	4,784	—

Income before provision for income taxes	6,735	5,231
Provision for income taxes	417	168
Net income	$6,318	$5,063

Net income per share attributable to common stockholders:
Basic	$0.08	$0.07
Diluted	$0.07	$0.06

Weighted average common shares outstanding:
Basic	79,917	77,810
Diluted	84,566	83,232
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2026	79,714	$79	$240,991	$(164,528)	$(9)	$76,533
Exercise of stock options	64	—	111	—	—	111
Issuance of restricted stock	169	—	—	—	—	—
Share-based compensation	—	—	1,716	—	—	1,716
Common stock repurchase	(490)	—	(2,354)	—	—	(2,354)
Translation adjustment	—	—	—	—	6	6
Net income	—	—	—	6,318	—	6,318
Balance, March 31, 2026	79,457	$79	$240,464	$(158,210)	$(3)	$82,330

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Exercise of stock options	874	1	3,113	—	—	3,114
Issuance of restricted stock	229	—	—	—	—	—
Share-based compensation	—	—	1,075	—	—	1,075
Translation adjustment	—	—	—	—	(1)	(1)
Net income	—	—	—	5,063	—	5,063
Balance, March 31, 2025	78,433	$78	$232,119	$(176,847)	$(5)	$55,345

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$6,318	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	116	158
Amortization of intangibles	175	37
Noncash lease expense	173	173
Gain from sale of operating segment	(4,784)	—
Share-based compensation expense	1,716	1,075
Loss on disposal of leasehold improvements and equipment	—	4
(Recovery of) / Allowance for credit losses	85	(1,321)
Interest accretion on deferred consideration	114	—
Non-cash financing costs	12	13
Changes in operating assets and liabilities:
Trade receivables	(3,412)	2,037
Inventories	(3,573)	(1,993)
Implementation costs for cloud computing arrangement	(30)	(66)
Prepaid expenses and other assets	(169)	20
Accounts payable	2,481	2,106
Accrued expenses	(101)	1,233
Deferred revenue	(102)	—
Customer deposits and other	(13)	(405)
Operating lease liabilities	(241)	(251)
Deferred consideration liability	41	—
Net cash (used in) / provided by operating activities	(1,194)	7,883

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(61)	(32)
Proceeds from sale of operating segment	5,800	—
Transaction costs from sale of operating segment	(494)	—
Net cash (used in) / provided by investing activities	5,245	(32)

Cash Flows From Financing Activities
Payment of deferred consideration	(47)	—
Proceeds from exercise of stock options	111	3,114
Repurchase of common stock	(2,354)	—
Payment of debt issuance costs	—	(6)
Principal payments on finance leases	—	(3)
Net cash (used in) / provided by financing activities	(2,290)	3,105

Net increase in cash and cash equivalents	1,761	10,956
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	64,788	44,660
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$66,549	$55,616

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$226	$295

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$—	$1,127
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business
Niagen Bioscience, Inc. and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex International, Inc., ChromaDex Analytics, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., and ChromaDex Trading (Shanghai) Co., Ltd. (collectively, “Niagen Bioscience” or the “Company”) are a global bioscience company dedicated to healthy aging. The Niagen Bioscience team is engaged in research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.
Niagen Bioscience is the innovator behind the NAD+ precursor nicotinamide riboside chloride (“NRC” or “NRCL,” commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside chloride and other NAD+ precursors are protected by Niagen Bioscience’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®, and has expanded its consumer product offerings to include a topical skincare product incorporating Niagen® as the principal ingredient. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively.
In addition, the Company is pursuing pharmaceutical development of NAD+ precursors for potential therapeutic applications, including in advanced aging-related and rare diseases. To date, these activities have been limited to research and development efforts, including preclinical and clinical studies and regulatory planning, and the Company does not currently generate revenue from these activities. The Company may continue internal development and may also pursue strategic collaborations or licensing arrangements.
Prior to February 24, 2026, the Company also provided natural product fine chemicals, known as phytochemicals, and related research and development services through its analytical reference standards and services operating segment. This operating segment was sold as of such date. Certain assets associated with this segment were classified and presented as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. The results of operations of this segment are included in continuing operations for all periods presented, as the disposition did not represent a strategic shift that would have a major effect on the Company’s operations or financial results and, therefore, did not meet the criteria for discontinued operations treatment. Refer to Note 4. Business Segments and Concentrations, for further information.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Unaudited Condensed Consolidated Financial Statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 4, 2026.
Basis of Consolidation: The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared on a consolidated basis and reflect the consolidated financial position of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from these financial statements.

Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies described in the Company’s 2025 Annual Report on Form 10-K that have had a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related notes.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Recent Accounting Standards Adopted by the Company:

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The update provides a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying notes.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Income Per Share Applicable to Common Stockholders
The following table sets forth the computations of income per share amounts applicable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net income	$6,318	$5,063

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,917	77,810
Plus: incremental shares from assumed exercise of options, vesting of restricted stock units, and issuances under the employee stock purchase plan (2)	4,649	5,422
Adjusted weighted average common shares outstanding for diluted earnings per share	84,566	83,232

Income Per Share:
Basic income per common share	$0.08	$0.07
Diluted income per common share	$0.07	$0.06
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock for each of the three months ended March 31, 2026 and 2025 which are participating securities that feature voting and dividend rights.
(2) Options that were anti-dilutive and, therefore, excluded from the computation of weighted average common shares outstanding for each of the three months ended March 31, 2026 and 2025 are presented in the table below. There were no anti-dilutive restricted stock units or potential shares issuable under the employee stock purchase plan during the periods presented.

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock options	3,090	1,869

Note 4. Business Segments and Concentrations
For the periods presented, the Company’s four reportable segments are as follows:
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
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services; and
•Pharmaceuticals segment: pursues the pharmaceutical development of our NAD+ precursor portfolio for potential therapeutic applications in rare diseases, and currently conducts research and development activities, including clinical studies and regulatory planning.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
Disposal of Analytical Reference Standards and Services Segment
During the year ended December 31, 2025, the Company committed to a plan to sell substantially all of the assets of its analytical reference standards and services operating segment to a third party. As of December 31, 2025, the assets associated with this operating segment met the criteria to be classified as held for sale and are presented as assets held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Prior to classification as held for sale, the Company evaluated the long-lived assets of the Analytical Reference Standards and Services operating segment for impairment and recorded any necessary adjustments to reflect the assets at the lower of carrying value or estimated fair value less costs to sell. Depreciation and amortization of long-lived assets ceased upon classification as held for sale. Assets classified as held for sale as of December 31, 2025 primarily consisted of $403,000 of inventory, certain long-lived assets of $138,000, customer relationships, contract-related assets, and a trade name.

On February 24, 2026, the Company entered into and completed a definitive asset purchase agreement with a third party for total cash consideration of approximately $6.0 million, subject to working capital adjustments of approximately $0.2 million. Under the terms of the agreement, the buyer assumed certain operating liabilities arising after the closing date, while the Company retained accounts receivable and accounts payable incurred prior to the closing date related to the disposed assets. During the three months ended March 31, 2026, the Company recognized a gain of $4.8 million on the disposition of these assets, net of transaction costs of approximately $0.5 million, primarily consisting of legal, consulting, and other professional fees and sales taxes, which is included in gain on sale of operating segment in the Unaudited Condensed Consolidated Statements of Operations.

The results of operations of the Analytical Reference Standards and Services operating segment are included in continuing operations for all periods presented, as the disposition does not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results and therefore does not qualify for discontinued operations treatment.

In connection with the disposition, the Company entered into a transition services agreement (TSA) pursuant to which it will provide certain operational and administrative services to the buyer for a period of up to six months following the closing date. The Company will receive a service fee for these services, which will be recognized as the services are performed. During the three months ended March 31, 2026, the Company recognized $74,000 of transition services revenue, which is included in net sales. The related net sales and costs of sales are reflected within “Corporate and other” for segment reporting purposes, as they represent corporate activities not allocated to the Company’s reportable segments. As of March 31, 2026, amounts due to and from the buyer totaled approximately $369,000 and $277,000, respectively, and are included within accounts payable and trade receivables in the accompanying Unaudited Condensed Consolidated Balance Sheet. These balances primarily relate to transition services provided under the TSA. The Company has not separately presented these amounts as they are immaterial to the consolidated financial statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The following tables set forth financial information by segment:

Three months ended March 31, 2026	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other (1)	Total

(In thousands)
Net sales	$22,413	$8,564	$423	$—	$74	$31,474
Cost of sales	7,595	3,555	308	—	40	11,498
Gross profit	14,818	5,009	115	—	34	19,976
Operating expenses:
Sales and marketing
Advertising	3,292	—	—	—	—	3,292
Marketing	3,422	96	—	—	—	3,518
Selling	2,727	94	44	—	—	2,865
Research and development	733	280	—	468	—	1,481
General and administrative (2)	—	—	—	—	7,244	7,244
Operating expenses	10,174	470	44	468	7,244	18,400

Operating income (loss)	$4,644	$4,539	$71	$(468)	$(7,210)	$1,576
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment, which is reflected in net sales, cost of sales and gross profit.
(2) General and administrative expenses within “Corporate and other” represent ongoing corporate overhead and are not directly attributable to TSA activities.

Three months ended March 31, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$21,501	$8,169	$811	$—	$—	$30,481
Cost of sales	7,407	3,101	642	—	—	11,150
Gross profit	14,094	5,068	169	—	—	19,331
Operating expenses:
Sales and marketing
Advertising	2,976	—	—	—	—	2,976
Marketing	2,453	25	—	—	—	2,478
Selling	2,507	49	107	—	—	2,663
Research and development	645	245	—	368	—	1,258
General and administrative	—	—	—	—	5,184	5,184
Operating expenses	8,581	319	107	368	5,184	14,559

Operating income (loss)	$5,513	$4,749	$62	$(368)	$(5,184)	$4,772

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. The pharmaceuticals segment did not generate revenue during the periods presented. Disaggregated revenues are as follows:

Three Months Ended March 31, 2026	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Corporate and Other (1)	Total
(In thousands)
Tru Niagen®, Consumer Product	$22,413	$—	$—	$—	$22,413
Food-grade Niagen®	—	7,309	—	—	7,309
Pharmaceutical-grade Niagen®	—	850	—	—	850
Subtotal Niagen® Related	22,413	8,159	—	—	30,572
Other Ingredients	—	405	—	—	405
Reference Standards	—	—	411	—	411
Consulting and Other	—	—	12	74	86
Subtotal Other Goods and Services	—	405	423	74	902
Total Net Sales	$22,413	$8,564	$423	$74	$31,474
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment.

Three Months Ended March 31, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total (1)
(In thousands)
Tru Niagen®, Consumer Product	$21,501	$—	$—	$21,501
Food-grade Niagen®	—	6,974	—	6,974
Pharmaceutical-grade Niagen®	—	1,000	—	1,000
Subtotal Niagen® Related	21,501	7,974	—	29,475
Other Ingredients	—	195	—	195
Reference Standards	—	—	798	798
Consulting and Other	—	—	13	13
Subtotal Other Goods and Services	—	195	811	1,006
Total Net Sales	$21,501	$8,169	$811	$30,481
(1) Does not include TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment, which is only applicable during 2026 as no such similar activity occurred in 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended March 31,
Major Customers	2026	2025
Customer A	11.1%	15.2%

The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At March 31, 2026	At December 31, 2025
Customer A	25.2%	*
Customer B	15.1%	23.0%
Customer C	11.9%	11.0%
* Represents less than 10%
As of March 31, 2026, the Company had total outstanding trade receivables of $13.1 million, with approximately 52.2% of this total concentrated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.

The Company has determined that the current concentration is primarily due to the timing of purchases, and the Company does not consider the concentration of its trade receivables to be a significant risk. Nevertheless, to ensure prudence and safeguard against potential challenges arising from this concentration, the Company remains vigilant in monitoring the creditworthiness and payment behavior of these major customers. Furthermore, the Company continues to pursue new partnerships and business opportunities which help to diversify its customer base and minimize the risk of an overreliance on any particular trade receivable. Despite the Company’s risk mitigation efforts, there is no assurance that the Company will not experience delays or defaults in payment from its customers, which could result in an increase in the Company's bad debt expense, a reduction in cash flows, and a negative impact on its financial performance.

Note 5. Inventories
The Company's major classes of inventory and corresponding balances as of March 31, 2026 and December 31, 2025 are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Consumer Products - Finished Goods	$8,308	$9,860
Consumer Products - Work in Process	2,184	3,094
Bulk ingredients	13,524	7,470
Total Inventory	$24,016	$20,424
As of December 31, 2025, $403,000 of inventory related to the analytical reference standards and services operating segment was classified as held for sale. As of March 31, 2026, this inventory was sold as part of the divestiture of the segment and no such inventory remains. Refer to Note 4. Business Segments and Concentrations for further information.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 6. Leases
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
Operating Leases
As of March 31, 2026 and December 31, 2025, the Company had ROU assets of $2.0 million and $2.2 million, respectively, and corresponding operating lease liabilities of $2.6 million and $2.8 million, respectively. For the three months ended March 31, 2026 and 2025, the components of operating lease expense are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating leases
Operating lease expense	$226	$218
Variable lease expense (1)	122	98
Operating lease expense	348	316
Short-term lease rent expense	5	4
Total expense	$353	$320
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of services in the Company's Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2026
Weighted-average remaining lease term (years), operating leases	3.2
Weighted-average discount rate, operating leases	7.7%

Future minimum lease payments under operating leases as of March 31, 2026 are as follows:

Year	(In thousands)
2026 (Remainder)	$957
2027	782
2028	657
2029	338
2030	263
Total	2,997
Less present value discount	(421)
Present value of total operating lease liabilities	2,576
Less current portion	(1,032)
Long-term obligations under operating leases	$1,544

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan, and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award, and (ii) 1.5 shares for each share that relates to an award other than a stock option or stock appreciation right award (a full-value award). As of March 31, 2026, there were approximately 5.6 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards that are not market based. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires judgment, including estimating stock price volatility and expected option life. The fair-value of the restricted stock unit awards at the grant date is based on the market price on the grant date. The fair-value of the market performance stock unit awards (PSUs) at the grant date is based on a Monte Carlo simulation using the specific performance metrics. The Company develops estimates based on historical data and market information, which can change significantly over time, and adjusts for forfeitures as they occur.
General Vesting Conditions
Historically, the Company’s stock options awards have been generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning August 1, 2025, newly granted stock option awards generally vest over four years at 25% per year on the anniversary of the grant date. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. The PSUs are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. Certain executive stock option awards provide for accelerated vesting if there is a change in control or termination without cause.
Employee Stock Purchase Plan
On June 24, 2025, the Company’s shareholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (ESPP), pursuant to which 650,000 shares of the Company’s common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share of common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. The Company extended its first offering period on January 1, 2026 with the first purchase to occur June 30, 2026. As of March 31, 2026, 650,000 shares remained available for issuance.
Share Repurchase Program
During the three months ended March 31, 2026, the Company repurchased 489,699 shares of its common stock for an aggregate purchase price of $2.4 million, which was recorded as a reduction of common stock and additional paid-in capital.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the three months ended March 31, 2026:

Weighted Average:	Three Months Ended March 31, 2026
Expected term	7.0 years
Expected volatility	77.1%
Risk-free rate	3.9%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the three months ended March 31, 2026:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,186	$3.68	6.0	$27,378
Options Granted	888	4.93
Options Exercised	(64)	1.73		246
Options Forfeited	(68)	4.09
Outstanding at March 31, 2026	9,942	$3.80	6.1	$12,452	*

Exercisable at March 31, 2026	7,323	$3.45	5.0	$10,493	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $4.41, which is the closing price of the Company’s stock on the last trading day for the period ended March 31, 2026.

Restricted Stock Units
The following table summarizes activity of RSUs during the three months ended March 31, 2026:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2025	268	$1.61
Granted	—	—
Vested	(169)	1.66
Forfeited	(15)	1.54
Unvested shares at March 31, 2026	84	$1.52

There were no activities related to restricted stock awards or market performance stock units during the three months ended March 31, 2026.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Share-based compensation expense
Cost of sales	$67	$59
Sales and marketing	179	206
Research and development	126	123
General and administrative	1,344	687
Total	$1,716	$1,075
As of March 31, 2026, the Company expects to recognize future share-based compensation expense of approximately $7.6 million related to unvested stock options, $0.1 million for unvested RSUs, and $3.1 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 2.5 for options, 0.9 for RSUs, and 3.0 for PSUs.

Note 8. Commitments and Contingencies
Purchase Commitments
The Company has an exclusive manufacturing arrangement for the supply of Nicotinamide Riboside Chloride (NRCL) with W.R. Grace & Co. -Conn. (Grace). On July 25, 2025, the Company executed a Sales Agreement (the “Grace Supply Agreement”) with Grace with an effective date of April 1, 2025. Grace holds patents related to the crystalline form of NR chloride that provide Grace with exclusive manufacturing rights for certain forms of NRCL.
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

The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. The Company is required to purchase a minimum quantity of NRCL during each year of the term. The Company provides rolling monthly forecasts of its anticipated purchase requirements for a 24-month period, of which the first 12 months are binding upon Grace’s acceptance. As of March 31, 2026, the Company is obligated to purchase approximately $18.5 million through March 31, 2027.
Deferred Consideration Obligation - Patent Assignment
In December 2025, the Company entered into an Assignment Agreement with QUB pursuant to which it acquired certain patent rights and assumed fixed, unconditional payment obligations through 2037 (the “Deferred Consideration Obligation”). The obligation is recorded at present value as of the acquisition date, with subsequent accretion recognized as interest expense over the term of the arrangement.

The payment obligations consist of recurring annual payments beginning in 2026 and two fixed lump-sum payments due in 2034 and 2037. Certain payments are denominated in U.S. dollars, while others are denominated in British pound sterling and are subject to foreign currency exchange rate fluctuations. As of March 31, 2026, the carrying value of the Deferred Consideration Obligation was $5.6 million. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Assignment Agreement and related payment obligations.

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
On April 28, 2026, the FDA filed a motion to dismiss the Company’s complaint on procedural grounds. The Company believes the government’s motion lacks merit and will oppose it. The Company’s complaint does not seek monetary damages. The Company cannot predict the outcome of this matter. No accrual has been recorded in the accompanying consolidated financial statements related to this proceeding.
2. Elysium Health, Inc.
Delaware - Patent Infringement Action
On September 17, 2018, Niagen Bioscience and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. (Elysium) The complaint alleges that Elysium’s BASIS® dietary supplement infringes U.S. Patent Nos. 8,197,807 (‘807 Patent) and 8,383,086 (‘086 Patent) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to Niagen Bioscience. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.
On November 7, 2018, Elysium filed a motion to stay the patent infringement proceedings pending resolution of (1) the inter partes review of the ‘807 Patent and the ‘086 Patent before the Patent Trial and Appeal Board (PTAB) and (2) the outcome of the litigation in the California Action. Niagen Bioscience filed an opposition brief on November 21, 2018 detailing the issues with Elysium’s motion to stay. In particular, Niagen Bioscience argued that given claim 2 of the ‘086 Patent was only included in the PTAB’s inter partes review for procedural reasons the PTAB was unlikely to invalidate claim 2 and therefore litigation in Delaware would continue regardless. In addition, Niagen Bioscience argued that the litigation in the California Action is unlikely to have a significant effect on the ongoing patent litigation. After the PTAB released its written decision upholding claim 2 of the ‘086 Patent, proving Niagen Bioscience’s prediction correct, Niagen Bioscience informed the Delaware court of the PTAB’s decision on January 17, 2019. On June 19, 2019, the Delaware court granted in part and denied in part Elysium’s motion, ordering that the case was stayed pending the resolution of Elysium’s patent misuse counterclaim in the California Action.
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

On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit has not yet scheduled oral argument. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of March 31, 2026, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Contingencies
(A) In December 2025, a retail partner in Asia initiated a recall and withdrawal from sale of certain units of the Company’s Tru Niagen® Immune Daily Defense product in Hong Kong and Singapore, asserting that the product contained more than the labeled amount of 1,000 I.U. of Vitamin D3 and therefore did not comply with applicable local regulatory requirements. In February 2026, the retail partner alleged that the Company breached certain supply agreements in connection with this matter.

In April 2026, the Company reached an agreement in principle with the retail partner to resolve the matter and support the continuation of the commercial relationship. This agreement resolves the previously disclosed contingency related to this matter. Under the terms of the arrangement, the parties agreed to resolve previously withheld receivables totaling approximately $1.3 million, the full balance was received by the Company as of the end of April 2026. The arrangement also provides for the return of certain unsold inventory, the provision of replacement products to address product-related concerns, and the retail partner’s agreement not to pursue previously asserted claims related to loss of margin and goodwill.

The Company has evaluated the accounting implications of the arrangement and determined that the resolution primarily represents the collection of previously recognized accounts receivable, together with product-related remediation and customary commercial activities. Accordingly, the arrangement does not result in a reduction of previously recognized revenue. Costs associated with replacement inventory and returned goods will be recognized in the appropriate period under the Company’s accounting policies.

The agreement also includes a limited ongoing obligation to provide replacement products for certain future customer returns and may give rise to obligations under the TTA in the event of regulatory matters. These potential obligations are contingent in nature and are not currently considered probable or reasonably estimable. The Company continues to believe it has complied with its contractual obligations and applicable regulatory requirements.

(B) On April 28, 2026, Thorne Research, Inc. and Thorne HealthTech, Inc. (collectively, “Thorne”) filed a complaint in the United States District Court for the District of South Carolina against Niagen Bioscience, Inc., ChromaDex, Inc., and The Queen’s University of Belfast (collectively, the “Defendants”). The complaint seeks, among other relief, a declaratory judgment that certain Thorne products do not infringe U.S. Patent No. 12,252,506 (the “’506 Patent”), as well as damages and injunctive relief based on claims of alleged tortious interference with contract, intentional interference with prospective business relations, and unfair competition under South Carolina law.

Thorne’s complaint arises out of communications by Defendants asserting infringement of the ’506 Patent and the initiation of a patent enforcement proceeding through Amazon’s Patent Evaluation Express (APEX) program relating to certain Thorne products. Thorne alleges that its products do not infringe the ’506 Patent and that Defendants’ actions were improper and caused harm to its business relationships and sales. The Company intends to vigorously defend against the action. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter due to the early stage of the proceedings. Accordingly, no accrual has been recorded in the accompanying financial statements.
Note 9. Deferred Revenue - NHSc

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
Notes to the Unaudited Condensed Consolidated Financial Statements
Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original Nestec Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms expected to be delivered over the duration of the contract term, including renewal options, as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the three months ended March 31, 2026 and 2025 is as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenue recognized from deferred revenue	$102	$—
The corresponding deferred revenue balance as of March 31, 2026 and December 31, 2025 is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Deferred revenue balance	$2,572	$2,674

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2026 compared with the three months ended March 31, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “probable,” “believes,” “seeks,” “may,” “will,” “should,” “could,” “predicts,” “projects,” “continue,” “would” or the negative of such terms or other similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors set forth below in Part II, Item 1A, “Risk Factors” and our financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 4, 2026 (Annual Report).

Company Overview
We are a global bioscience company dedicated to promoting healthy aging. Our operations are centered on the research, development and commercialization of nicotinamide adenine dinucleotide (NAD+) precursors and related technologies. NAD+ is an essential coenzyme that regulates cellular metabolism and is present in every cell of the human body. NAD+ levels naturally decline with age and may also be impacted by lifestyle and certain disease states. Increasing NAD+ levels through NAD+ precursors has been shown to support cellular function.
Our business and product platform are grounded in a significant and growing body of scientific research related to NAD+ and its role in human health. Nicotinamide riboside chloride (“NRC,” also referred to as “NRCL” or “NR”), the active ingredient in our proprietary Niagen®, is among the most extensively studied NAD+ precursors. Data from preclinical studies and human clinical trials indicate that orally administered NRC can increase NAD+ levels in blood and tissue. Food-grade Niagen® has been reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient notification program, notified to the FDA as generally recognized as safe (GRAS), and has received approvals or authorizations in multiple international jurisdictions, including Canada, the European Union, Turkey, and Australia. Niagen® and other NAD+ precursors are protected by a portfolio of owned and licensed patents.

There are more than 525 published human clinical studies related to NAD+ and its role in health. Areas of study include, but are not limited to, understanding NAD+’s role in rare diseases such as Ataxia-Telangiectasia, neurodegenerative diseases, neuropathy, sarcopenia, liver disease and heart failure. Through our ChromaDex External Research Program (CERP®), we have established research collaborations with universities and research institutions that contribute to peer-reviewed publications advancing the understanding of NAD+ biology and informing the development of our products and technologies.
Our business is organized around a platform that spans consumer products, ingredient supply, and pharmaceutical development:
Consumer Products
We develop and commercialize finished consumer products that incorporate our proprietary ingredient, Niagen®. Our primary consumer offering is Tru Niagen®, a dietary supplement available directly to consumers and through distributors. We have also expanded our Tru Niagen® product line to include additional formulations and formats, as well as stick packs and a recently introduced topical skincare product, each incorporating Niagen®.

Ingredients
We develop and supply proprietary ingredient technologies, including food-grade and pharmaceutical-grade Niagen®. Food-grade Niagen® is supplied as a dietary and food ingredient to manufacturers of consumer products. Pharmaceutical-grade Niagen® is supplied to U.S. FDA-registered 503B outsourcing facilities and certain international compounding pharmacies for use in compounded intravenous and injectable formulations, subject to applicable regulatory requirements. These formulations are marketed by the compounding pharmacies as Niagen IV and Niagen injectable products, including under the name “Niagen Plus.”

Pharmaceutical Development
We are pursuing the development of NAD+ precursors for potential therapeutic applications, including in advanced aging-related and rare diseases. To date, these efforts have been limited to research and development activities, including preclinical and clinical studies and regulatory planning, and we do not currently generate revenue from these activities. We may pursue internal development as well as strategic collaborations or licensing arrangements.

Recent Developments
Disposal of Analytical Reference Standards and Services Segment
In February 2026, we completed the sale of substantially all of the assets of our analytical reference standards and services business to a third party for total cash consideration of approximately $6.0 million, subject to customary working capital adjustments of approximately $0.2 million. As part of the transaction, the buyer assumed certain operating liabilities arising after the closing date, while we retained accounts receivable and accounts payable incurred prior to closing.

We recognized a gain on the sale of approximately $4.8 million during the three months ended March 31, 2026, which is included in gain on sale of operating segment in the Unaudited Condensed Consolidated Statements of Operations. The transaction provides additional liquidity and allows us to further focus on our core Niagen®-based consumer products, ingredient supply, and pharmaceutical development activities.

As a result of the disposition, revenue attributable to analytical reference standards and services is no longer included in our ongoing operating results following the closing date. This change is expected to further concentrate our revenue mix toward higher-growth, consumer-oriented product offerings and ingredient sales. In addition, the analytical reference standards and services business operated with a cost structure and margin profile that differed from our core businesses, including higher fixed operating costs related to specialized personnel, laboratory operations, and quality systems. Following the disposition, certain shared fixed costs that were previously allocated to the analytical reference standards and services segment will be absorbed primarily by our remaining operations, particularly the ingredients segment, until such time as we are able to realign our cost structure. We may also undertake organizational and workforce adjustments in response to the disposition; however, any related cost savings are expected to be realized over time and not immediately. As a result, the full impact of these changes on our cost structure and operating margins may evolve over the course of the year. The exit of this operating segment is expected to reduce ongoing operating complexity and may result in greater margin consistency across our remaining operations over time. However, period-to-period comparability of revenue and margins may be affected due to the absence of revenues previously generated by this operating segment.

In connection with the sale, we entered into a transition services agreement under which we will provide certain operational and administrative services to the buyer for a period of up to six months following the closing date. We will receive service fees for these services, which are recognized as the services are performed. During the three months ended March 31, 2026, we recognized $74,000 of transition services revenue, which is included in net sales. The net sales and cost of sales from this TSA are temporary in nature and are not expected to recur beyond the transition period.

The results of the analytical reference standards and services business are included in continuing operations for all periods presented. For additional information, refer to Note 4. Business Segments and Concentrations to our Unaudited Condensed Consolidated Financial Statements.

Resolution of previously disclosed contingency

In April 2026, we reached an agreement in principle with a retail partner in Asia to resolve a previously disclosed dispute related to the recall and withdrawal of certain Tru Niagen® Immune Daily Defense products.

As part of the resolution, previously withheld receivables totaling approximately $1.3 million were released, we received these outstanding balances as of the end of April 2026. We expect this to result in improved collections and a reduction in accounts receivable in the near term.

The agreement also includes the return of certain unsold inventory and the provision of replacement products. As a result, we expect to recognize costs associated with returned inventory, rework activities, and replacement products, which will be reflected in cost of sales in the period incurred. These costs are expected to impact gross margin in the near term, however, we do not expect these costs to be material.

We do not expect the resolution of this matter to have a material adverse impact on our overall financial condition. In addition, while we have agreed to provide replacement products for certain future customer returns of the affected product, such obligations are limited in scope and are not currently expected to be material.

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
As of March 31, 2026, our cash and cash equivalents totaled approximately $66.5 million, of which $66.4 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
For the periods presented, we operated our business through four operating segments that offer differentiated products and services. Through our Consumer Products segment, we provide finished consumer products containing our proprietary ingredients directly to consumers and distributors, including dietary supplements and a recently introduced topical skincare product. We deliver food-grade Niagen® as the sole or principal ingredient in our consumer product line, Tru Niagen®.

Our Ingredients segment develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively.

Our Pharmaceutical segment is focused on the research and development of NAD+ precursors for potential therapeutic applications, including in advanced aging-related and rare diseases. To date, this segment has been limited to research and development activities, including preclinical and clinical studies and regulatory planning, and does not currently generate revenue.

Our Analytical Reference Standards and Services segment focused on natural product fine chemicals, known as phytochemicals, and related research and development services. As discussed in “Recent Developments,” we sold this operating segment in February 2026.

The results of these segments and our consolidated operations are detailed in the discussion that follows.
Our consolidated net sales, net income and income per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025

Net sales	$31,474	$30,481
Net income	6,318	5,063

Income Per Share:
Basic income per common share	$0.08	$0.07
Diluted income per common share	$0.07	$0.06

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended March 31,
($ In thousands)	2026	2025	% Change
Net sales:
Consumer Products	$22,413	$21,501	4%
Ingredients	8,564	8,169	5%
Analytical reference standards and services	423	811	(48)%
Corporate and other	74	—	N/A
Total net sales	$31,474	$30,481	3%

Total net sales increased by $1.0 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase in net sales was attributable to growth within our consumer products and ingredients segments. The pharmaceutical segment did not generate revenue during the period presented. Detailed changes in net sales were driven by the following:
•Within our consumer products segment, Tru Niagen® sales increased by $0.9 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. This growth was primarily driven by increased e-commerce channel performance, which grew by approximately $2.4 million, reflecting increased customer demand and acquisition. Sales to A.S. Watson's were lower by $2.4 million compared to the prior year, partially offset by increased sales to other distribution channels by $0.9 million. The decline in sales to A.S. Watson’s reflects variability in ordering patterns and commercial activity during the period. We continue to engage with this partner on marketing and sales initiatives to support the ongoing relationship.
•Total ingredient sales increased by $0.4 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by higher sales to food-grade Niagen® partners, which contributed approximately $0.3 million of growth, as well as an increase in other ingredient sales of approximately $0.2 million. These increases were partially offset by a decrease in pharmaceutical-grade Niagen® sales during the period compared to the prior year. Ingredient partner orders are subject to timing variability and may fluctuate quarter to quarter.
•Analytical reference standards and services net sales were $0.4 million lower for the three months ended March 31, 2026 compared to the same period in 2025, due to the periods not being fully comparable, as the prior year period reflects a full quarter of operations, while the current period reflects partial-period activity following the divestiture of the business segment. As a result of the divestiture, we do not expect to generate any additional net sales from this segment in future periods.
•Corporate and other net sales represent revenue generated under a transition services agreement (TSA) entered into in connection with the February 2026 disposition of our Analytical Reference Standards and Services operating segment. These services are provided to support the buyer’s transition and are expected to continue for a period of up to six months following the closing date. Accordingly, this revenue is temporary in nature and is not expected to recur beyond the transition period.

Cost of Sales
Cost of sales include raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended March 31,
	Amount		% of net sales
($ In thousands)	2026	2025	2026	2025
Cost of sales:
Consumer Products	$7,595	$7,407	33.9%	34.4%
Ingredients	3,555	3,101	41.5	38.0
Analytical reference standards and services	308	642	72.8	79.2
Corporate and other	40	—	54.1	N/A
Total cost of sales	$11,498	$11,150	36.5%	36.6%
Total cost of sales, as a percentage of net sales, improved by 10 basis points for the three months ended March 31, 2026 compared to the same period in 2025. The overall change reflects the net impact of shifts in product and business mix across our segments, as well as the effects of the February 2026 disposition of our analytical reference standards and services operating segment, which were partially offset by changes in cost structure within certain segments. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, within our consumer products segment can fluctuate due to changes in business mix, product mix, inflationary pressures, and optimization efforts in our supply chain, among other factors. For the three months ended March 31, 2026, cost of sales as a percentage of net sales improved by approximately 50 basis points compared to the same period in 2025. The improvement was attributable to a favorable shift in business mix, with e-commerce representing a greater portion of segment net sales, which generally carries higher gross margins, and the use of lower-cost inventory purchases.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by several factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three months ended March 31, 2026, cost of sales as a percentage of net sales increased by approximately 350 basis points, primarily due to a shift in business mix, with food-grade Niagen® representing a greater portion of segment sales and pharmaceutical-grade Niagen® representing a smaller portion of segment sales each of which carries a distinct margin profile. Changes in the relative contribution of these products unfavorably affected the overall margin structure for the period.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead costs and transportation and storage costs. For the three months ended March 31, 2026, cost of sales decreased compared to the prior year period, consistent with the decline in net sales following the sale of the business segment. As a result, cost of sales as a percentage of net sales improved by approximately 640 basis points compared to the same period in 2025, largely reflecting the impact of the disposition and the resulting change in scale and period comparability, rather than underlying operating efficiencies. In addition, given the relatively small scale of this segment, particularly following the divestiture, fixed costs and transitional activities can have a disproportionate impact on margins, and relatively small changes in dollar amounts may result in meaningful fluctuations in cost of sales as a percentage of net sales.
•Corporate and other cost of sales represent expenses incurred under a TSA entered into in connection with the February 2026 disposition of our Analytical Reference Standards and Services business. These services are provided to support the buyer’s transition and are expected to continue for a period of up to six months following the closing date. As a result, these cost of sales are temporary in nature and are not expected to recur beyond the transition period.

Gross Profit
Gross profit is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, and delivery, among other factors. The following table sets forth our total gross profit by reportable segment:

	Three Months Ended March 31,
($ In thousands)	2026	2025	% Change
Gross profit :
Consumer Products	$14,818	$14,094	5%
Ingredients	5,009	5,068	(1)
Analytical reference standards and services	115	169	(32)
Corporate and other	34	—	N/A
Total gross profit	$19,976	$19,331	3%
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
Operating Expenses-Sales and Marketing
Sales and marketing expense consists of salaries, advertising, public relations, marketing expenses and commissions. Sales and marketing expense by reportable segment is as follows:

	Three Months Ended March 31,
	2026		2025
($ In thousands)	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$3,292	14.7%	$2,976	13.8%
Total advertising expenses	$3,292	10.5%	$2,976	9.8%
Marketing expenses:
Consumer Products	$3,422	15.3%	$2,453	11.4%
Ingredients	96	1.1	25	0.3
Analytical reference standards and services	—	—	—	—
Total marketing expenses	$3,518	11.2%	$2,478	8.1%
Sales expenses:
Consumer Products	$2,727	12.2%	$2,507	11.7%
Ingredients	94	1.1	49	0.6
Analytical reference standards and services	44	10.4	107	13.2
Total sales expenses	$2,865	9.1%	$2,663	8.7%
Total sales and marketing expenses:
Consumer Products	$9,441	42.1%	$7,936	36.9%
Ingredients	190	2.2	74	0.9
Analytical reference standards and services	44	10.4	107	13.2
Total sales and marketing expenses	$9,675	30.7%	$8,117	26.6%

Total sales and marketing expenses increased by $1.6 million during the three months ended March 31, 2026, as compared to the same period in 2025. As a percentage of net sales, total sales and marketing expenses increased by 410 basis points, reflecting increased investments to support brand growth and planned commercial activities, primarily within our consumer products segment, as well as operating deleverage as expense growth outpaced net sales growth. Detailed changes in sales and marketing expense were primarily driven by the following:
•For our consumer products segment, sales and marketing expenses increased by $1.5 million during the three months ended March 31, 2026 compared to the same period in 2025 and, as a percentage of net sales, increased to 42.1% from 36.9%. The increase was primarily attributable to higher marketing and advertising expenditures to support brand growth, as well as increased personnel-related costs associated with the expansion of our marketing organization to support anticipated future growth.
•For our ingredients segment, sales and marketing expense increased by $116,000 during the three months ended March 31, 2026 compared to the same period in 2025 and, as a percentage of net sales, increased to 2.2% from 0.9%. The increase was primarily attributable to increased marketing and promotional activities to support pharmaceutical-grade Niagen® ingredient initiatives, as well as higher employee-related expenses.
•For our analytical reference standards and services segment, sales and marketing expense decreased to $44,000 for the three months ended March 31, 2026, primarily due to the sale of the business segment and the resulting reduction in operating activity following the closing date.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of personnel-related costs, clinical trials, product development, and process development expenses. Prior-period amounts have been recast to conform to the current period segment presentation. R&D expenses by reportable segment were as follows:

	Three Months Ended March 31,
($ In thousands)	2026	2025	% Change
R&D expenses:
Consumer Products	$733	$645	14%
Ingredients	280	245	14
Pharmaceuticals	468	368	27
Total R&D expenses	$1,481	$1,258	18%
•R&D expenses in our pharmaceuticals segment increased by $0.1 million for the three months ended March 31, 2026 compared to the same period in 2025. This increase primarily reflects continued research and development of an NAD+ precursor-based candidate for potential therapeutic applications in rare diseases. These costs were primarily related to ongoing preclinical activities and supporting research infrastructure and are consistent with the anticipated development of this segment.
•The remaining R&D expenses related to our Niagen® branded ingredient are allocated to the consumer products and ingredients segments based on recorded revenues. For the three months ended March 31, 2026, R&D expenses allocated to our consumer products and ingredients segments increased $123,000 compared to the same period in 2025. The increase was primarily driven by higher spending on ongoing Niagen Plus research activities, including increased materials and resources supporting these efforts. R&D expenses in the current period also included costs related to scientific engagement activities, including a research conference. We continue to expect variability in R&D spending based on the timing and scope of specific projects, clinical development activities, and internal resource allocation.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended March 31,
($ In thousands)	2026	2025	% Change

General and administrative	$7,244	$5,184	40%
Total general and administrative expenses increased by $2.1 million during the three months ended March 31, 2026, compared to the corresponding period in 2025. During the three months ended March 31, 2026, the increase was primarily driven by a $1.4 million increase in provisions for credit losses, reflecting a $1.3 million recovery of credit losses recognized in the prior year quarter that did not occur in 2026, as well as $0.7 million in higher share-based compensation. For additional details regarding the prior year recovery of credit losses, refer to our Form 10-K filing for the year ended December 31, 2025, Note 10, Commitments and Contingencies.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company recorded income tax expense of $417,000 during the three months ended March 31, 2026, representing 6.2% of earnings before income taxes for the period. During the three months ended March 31, 2025, the Company recorded $168,000 of income tax expense.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of March 31, 2026 and December 31, 2025, the Company has not identified any material uncertain tax positions requiring a reserve.
Depreciation and Amortization
Depreciation expense was approximately $116,000 and $158,000 for the three months ended March 31, 2026 and 2025, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $175,000 and $37,000 for the three months ended March 31, 2026 and 2025, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized.
Noncash lease expense related to right-of-use assets was approximately $173,000 for both the three months ended March 31, 2026 and March 31, 2025.
Liquidity and Capital Resources
From inception through March 31, 2026, we have incurred aggregate losses of approximately $158.2 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, our operations were financed primarily through capital contributions, including the issuance of common stock in private placements, as well as cash generated from sales. As our operating results and cash generation have improved, our liquidity profile has strengthened.

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
As of March 31, 2026, we had cash and cash equivalents of $66.5 million, including $152,000 of restricted cash. Our cash and cash equivalents as of March 31, 2026 consisted of bank deposits and short-term investments of highly liquid investment-grade debt instruments with an original maturity of three months or less. In addition, as of March 31, 2026, we had purchase obligations of approximately $18.5 million related to inventory purchase commitments and approximately $3.0 million related to future minimum lease obligations to be paid over twelve months and four years, respectively, as well as fixed, unconditional deferred consideration obligations of approximately $9.5 million and £0.4 million payable through 2038 in connection with the assignment of certain patent rights. As of March 31, 2026 and December 31, 2025, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit. We believe that our current unrestricted cash and cash equivalents, together with cash expected to be generated from operations will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond.
Net cash (used in) provided by operating activities: Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2026, net cash used in operating activities was approximately $1.2 million, compared to net cash provided by operating activities of approximately $7.9 million for the same period in 2025, representing a decrease of $9.1 million.
Net income for the three months ended March 31, 2026 was $6.3 million, compared to $5.1 million for the same period in 2025. Net income in the current period includes several non-cash items, including $1.7 million of share-based compensation expense and a $4.8 million gain on the sale of the analytical reference standards and services business segment. In addition, the prior year period included the recovery of previously written-off amounts, which did not recur in the current period.
Changes in working capital resulted in a net use of cash during the three months ended March 31, 2026, primarily driven by increases in trade receivables and inventory. Inventory increased, resulting in a $3.6 million use of cash during the current period, compared to a $2.0 million use of cash in the prior year period, reflecting higher inventory levels to support business activity. Trade receivables resulted in a $3.4 million use of cash during the three months ended March 31, 2026, compared to a $2.0 million source of cash in the prior year period. The increase in receivables reflects higher sales, timing of customer orders and collections, and the impact of $1.3 million receivable outstanding from an Asian retail partner as of March 31, 2026, which have been subsequently collected by the end of April 2026. In addition, during the quarter Amazon implemented a reserve policy that temporarily withholds approximately seven days of sales proceeds, which had a modest, one-time impact on operating cash flows.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.

Cash provided by (used in) investing activities: Investing cash flows consist primarily of proceeds from the sale of a business segment and related transaction costs as well as capital expenditures. Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2026 compared to a net use of cash of $32,000 for the same period in 2025. The increase of $5.3 million was driven by the sale of the analytical reference standards and services business segment.
Net cash (used in) provided by financing activities: Financing cash flows consist primarily of exercise of stock options through employee equity incentive plans, share repurchases, and settlements of deferred consideration. For the three months ended March 31, 2026, net cash used in financing activities was $2.3 million, compared to net cash provided by financing activities of $3.1 million for the same period in 2025. This decrease of $5.4 million was primarily driven by $2.4 million of common stock repurchases in the current year period and lower proceeds from stock option exercises of approximately $3.0 million compared to the prior year period.

Critical Accounting Estimates

There have been no material changes to critical accounting estimates from those disclosed in our 2025 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Supplier Concentration Risk
We rely on a single supplier, W.R. Grace & Co.-Conn (Grace)., for the supply of nicotinamide riboside chloride (NRC), a key raw material used in our products, and on a limited number of third-party suppliers for other raw materials. This reliance on a sole-source supplier for NRC and a limited supplier base for other inputs exposes us to risks related to supply availability, pricing, quality, and delivery.

Any disruption in supply from Grace or our other key suppliers, including as a result of production issues, capacity constraints, regulatory compliance matters, or other factors, could delay or interrupt our ability to manufacture and distribute our products. In addition, our limited ability to source NRC from alternative suppliers increases our exposure to potential supply shortages or unfavorable commercial terms. Such disruptions or changes in supplier relationships could have a material adverse effect on our business, financial condition, and results of operations.

Inventory and Purchase Commitment Risk

We enter into purchase commitments with suppliers for raw materials, including NRC, in order to support our anticipated production and sales requirements. These commitments may require us to purchase minimum quantities and maintain certain inventory levels. As a result, we are exposed to risks associated with changes in demand, forecasting inaccuracies, and inventory management. If actual demand for our products is lower than expected or if market conditions change, we may be required to hold excess inventory or sell products at reduced margins. In addition, we may be unable to fully utilize committed raw materials, which could result in inventory write-downs or other charges. Such outcomes could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are exposed to market risks arising from changes in interest rates and foreign currency exchange rates.

Interest Rate Risk
We may be exposed to interest rate risk in connection with our revolving credit facility with Western Alliance Bank. The facility provides for borrowings of up to $10.0 million at a floating interest rate equal to the greater of (i) 6.00% per annum or (ii) the Prime Rate, plus 1.00%. As of March 31, 2026, we had no outstanding borrowings under this facility and, accordingly, had no current exposure to interest rate fluctuations. However, any future borrowings under the facility would subject us to variability in interest expense based on changes in the Prime Rate. All amounts outstanding under the facility, if any, mature on November 12, 2027.

Our cash and cash equivalents are held in short-term, highly liquid investments, including money market funds. Due to the short-term nature and low risk profile of these investments, changes in interest rates are not expected to have a material impact on the fair value of our portfolio, results of operations, or cash flows. We do not have material interest-bearing debt with fixed rates that would expose us to significant interest rate risk.
Foreign Currency Risk
We are exposed to foreign currency risk to a limited extent through the operations of certain foreign subsidiaries and sales denominated in currencies other than the U.S. dollar, including sales through international e-commerce platforms. However, the majority of our revenues and expenses are denominated in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have not had, and are not expected to have, a material impact on our financial position, results of operations, or cash flows. We do not currently engage in hedging or other derivative transactions to manage foreign currency risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 8, Commitments and Contingencies, Legal Proceedings in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to our Company and our Business:
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

Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. Refer to Note 8, Commitments and Contingencies, Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more detail. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
While we have recorded net income in both of the years ended December 31, 2025 and 2024, and have recorded net income of approximately $6.3 million for the three months ended March 31, 2026, we may not be able to sustain profitability in future periods. Our history of net losses and negative cash flow have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to sustain profitability in the future, our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing distribution and other commercial infrastructure and continue to develop and commercialize our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of March 31, 2026, our cash and cash equivalents totaled approximately $66.5 million, of which $66.4 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. We believe that our existing cash resources and available borrowings are sufficient to fund our current operating plans for at least the next twelve months. However, we may require additional funds beyond that period, either through additional equity or debt financings, including pursuant to the At Market Issuance Sales Agreement with Raymond James & Associates, Inc. and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years, as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
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
Our customers pay for consumer products using a variety of different payment methods, including credit and debit cards, gift cards and online wallets. Our offerings may be eligible for purchase using health savings account (HSA) or flexible spending account (FSA) funds. We rely on internal systems, as well as those of third parties, to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require the payment of interchange and other fees. We depend on contractors, vendors and other third parties to process HSA/FSA purchases and to make eligibility determinations in accordance with applicable IRS and health insurance plan requirements. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing or HSA/FSA eligibility, our revenue, operating expenses and results of operations could be adversely impacted. Compliance with the Payment Card Industry Data Security Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we will have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact results of operations

Risks Related to Our Products
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
•breach, termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us or the clinics with which we partner;
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
In the event a competitor infringes our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. In particular, the final outcome of our litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”) may have an adverse effect on our financial condition. See Note 8, Commitments and Contingencies, Legal Proceedings in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.
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
As of March 31, 2026, we had outstanding options for an aggregate of approximately 9.9 million shares of common stock at a weighted average exercise price of $3.80 per share and unvested restricted stock units and market performance stock units of approximately 0.1 million shares and 1.5 million shares, respectively.
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
On November 6, 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $10.0 million of its outstanding common stock. On March 17, 2026, our board approved an increase in the authorization under the Company’s share repurchase program up to $20.0 million. The Share Repurchase Program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions, or other means as determined by our management, in accordance with applicable securities laws. As part of the repurchase program, the Company may enter into a pre-arranged stock repurchase plan, which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The Share Repurchase Program expires October 31, 2027, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 489,699 shares of common stock under the Share Repurchase Program.

A summary of the repurchase activity for the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1-31, 2026	489,699	$4.81	489,699	$17,395,000
Total	489,699		489,699
Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	000-53290	3.1	3/19/2025
3.3	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	000-53290	3.2	3/19/2025
10.1	Amended Non-Employee Director Compensation Policy					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

Date: May 6, 2026	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)