Form 10-Q
period 2026-06-30
Niagen Bioscience, Inc.
filed 2026-08-04
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 30, 2026 there were 79,126,002 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2026

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$66,740	$64,788
Trade receivables, net of allowances of $114 and $147, respectively	8,580	9,741
Inventories	20,640	20,424
Assets held for sale	—	541
Prepaid expenses and other assets	1,826	1,312
Total current assets	97,786	96,806

Leasehold improvements and equipment, net	1,247	1,323
Intangible assets, net	5,311	5,660
Right-of-use assets, net	1,840	2,192
Other long-term assets	405	425
Total assets	$106,589	$106,406
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,439	$10,796
Accrued expenses	3,841	7,722
Current maturities of operating lease obligations	917	1,002
Current deferred consideration liability	524	—
Customer deposits	329	399
Total current liabilities	15,050	19,919
Deferred revenue	2,434	2,674
Operating lease obligations, less current maturities	1,412	1,815
Deferred consideration liability, less current portion	5,165	5,465
Total liabilities	24,061	29,873

Commitments and Contingencies (Note 8)

Stockholders' Equity
Common stock, $0.001 par value; authorized 150,000 shares; 78,908 shares and 79,714 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	79	79
Additional paid-in capital	239,698	240,991
Accumulated deficit	(157,247)	(164,528)
Cumulative translation adjustments	(2)	(9)
Total stockholders' equity	82,528	76,533
Total liabilities and stockholders' equity	$106,589	$106,406
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales, net	$29,785	$31,117	$61,259	$61,598
Cost of sales	10,471	10,891	21,969	22,041
Gross profit	19,314	20,226	39,290	39,557

Operating expenses:
Sales and marketing	10,130	8,207	19,805	16,324
Research and development	1,513	1,567	2,994	2,825
General and administrative	6,971	7,267	14,215	12,451
Total operating expenses	18,614	17,041	37,014	31,600
Operating income	700	3,185	2,276	7,957

Nonoperating income:
Interest income, net	372	552	747	1,011
Gain on sale of operating segment	(3)	—	4,781	—

Income before provision for income taxes	1,069	3,737	7,804	8,968
Provision for income taxes	106	128	523	296
Net income	$963	$3,609	$7,281	$8,672

Net income per share attributable to common stockholders:
Basic	$0.01	$0.05	$0.09	$0.11
Diluted	$0.01	$0.04	$0.09	$0.10

Weighted average common shares outstanding:
Basic	79,322	79,249	79,619	78,534
Diluted	82,504	86,241	83,474	84,877
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2026	79,457	$79	$240,464	$(158,210)	$(3)	$82,330
Exercise of stock options	107	—	206	—	—	206
Issuance of restricted stock	1	—	—	—	—	—
Issuance of common stock from ESPP	26	—	72	—	—	72
Share-based compensation	—	—	1,723	—	—	1,723
Common stock repurchase	(683)	—	(2,767)	—	—	(2,767)
Translation adjustment	—	—	—	—	1	1
Net income	—	—	—	963	—	963
Balance, June 30, 2026	78,908	$79	$239,698	$(157,247)	$(2)	$82,528

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, April 1, 2025	78,433	$78	$232,119	$(176,847)	$(5)	$55,345
Exercise of stock options	1,150	1	3,751	—	—	3,752
Issuance of restricted stock	3	—	—			—
Share-based compensation	—	—	1,488	—	—	1,488
Translation adjustment	—	—	—	—	1	1
Net income	—	—	—	3,609	—	3,609
Balance, June 30, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2026	79,714	$79	$240,991	$(164,528)	$(9)	$76,533
Exercise of stock options	171	—	317	—	—	317
Issuance of restricted stock	170	—	—	—	—	—
Issuance of common stock from ESPP	26	—	72	—	—	72
Share-based compensation	—	—	3,439	—	—	3,439
Common stock repurchase	(1,173)	—	(5,121)			(5,121)
Translation adjustment	—	—	—	—	7	7
Net income	—	—	—	7,281	—	7,281
Balance, June 30, 2026	78,908	$79	$239,698	$(157,247)	$(2)	$82,528

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Exercise of stock options	2,024	2	6,864	—	—	6,866
Issuance of restricted stock	232	—	—			—
Share-based compensation	—	—	2,563	—	—	2,563
Net income	—	—	—	8,672	—	8,672
Balance, June 30, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$7,281	$8,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	233	316
Amortization of intangibles	349	75
Noncash lease expense	352	332
Gain on sale of operating segment	(4,781)	—
Share-based compensation expense	3,439	2,563
Loss on disposal of leasehold improvements and equipment	23	4
Allowance for (Recovery of) credit losses	19	(1,232)
Interest accretion on deferred consideration	229	—
Non-cash financing costs	25	26
Changes in operating assets and liabilities:
Trade receivables	1,142	(656)
Inventories	(197)	(5,214)
Implementation costs for cloud computing arrangement	(30)	(66)
Prepaid expenses and other assets	(519)	288
Accounts payable	(1,357)	5,154
Accrued expenses	(3,881)	(436)
Deferred revenue	(240)	95
Customer deposits and other	(63)	(308)
Operating lease liabilities	(488)	(480)
Deferred consideration liability	42	—
Net cash provided by operating activities	1,578	9,133

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(150)	(167)
Proceeds from sale of operating segment	5,800	—
Transaction costs from sale of operating segment	(497)	—
Net cash provided by / (used in) investing activities	5,153	(167)

Cash Flows From Financing Activities
Payment of deferred consideration	(47)	—
Proceeds from exercise of stock options	317	6,866
Proceeds from issuance of common stock from ESPP	72	—
Repurchase of common stock	(5,121)	—
Payment of debt issuance costs	—	(12)
Principal payments on finance leases	—	(6)
Net cash (used in) / provided by financing activities	(4,779)	6,848

Net increase in cash and cash equivalents	1,952	15,814
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	64,788	44,660
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$66,740	$60,474

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$488	$404

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$—	$1,127
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business
Niagen Bioscience, Inc. and its wholly owned subsidiaries, ChromaDex, Inc., ChromaDex Analytics, Inc., NAD Pharmaceuticals Corp., ChromaDex International, Inc., ChromaDex Asia Limited, Asia Pacific Scientific, Inc., ChromaDex Asia Pacific Ventures Limited, ChromaDex Europa B.V., and ChromaDex Trading (Shanghai) Co., Ltd. (collectively, “Niagen Bioscience” or the “Company”) are a global bioscience company dedicated to healthy aging. The Niagen Bioscience team is engaged in research on nicotinamide adenine dinucleotide (NAD+), an essential coenzyme that is a key regulator of cellular metabolism and is found in every cell of the human body. NAD+ levels in humans have been shown to decline with age, among other factors, and may be increased through administration of NAD+ precursors.
Niagen Bioscience is the innovator behind the NAD+ precursor nicotinamide riboside chloride (“NRC” or “NRCL,” commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside chloride and other NAD+ precursors are protected by Niagen Bioscience’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®, and has expanded its consumer product offerings to include a topical skincare product incorporating Niagen® as the principal ingredient. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, supplies these ingredients as raw materials to manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively, and supports clinician-directed telehealth access to prescription-based Niagen® offerings.
In addition, the Company is developing certain molecules for potential therapeutic applications, including rare genetic diseases and aging related disorders. These activities include research and development efforts, including preclinical and clinical studies and regulatory planning, and the Company does not currently generate revenue from these activities. The Company may continue internal development and may also pursue strategic collaborations or licensing arrangements.
Prior to February 24, 2026, the Company also provided natural product fine chemicals, known as phytochemicals, and related research and development services through its analytical reference standards and services operating segment. This operating segment was sold as of such date. Certain assets associated with this segment were classified and presented as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. The results of operations of this segment are included in continuing operations for all periods presented, as the disposition did not represent a strategic shift that would have a major effect on the Company’s operations or financial results and, therefore, did not meet the criteria for discontinued operations treatment. Refer to Note 4, Business Segments and Concentrations, for further information.

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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Income Per Share Attributable to Common Stockholders
The following table sets forth the computations of income per share amounts attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$963	$3,609	$7,281	$8,672

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,322	79,249	79,619	78,534
Plus: incremental shares from assumed exercise of options, vesting of restricted stock units, and issuances under the employee stock purchase plan (2)	3,182	6,992	3,855	6,343
Adjusted weighted average common shares outstanding for diluted earnings per share	82,504	86,241	83,474	84,877

Income Per Share:
Basic income per common share	$0.01	$0.05	$0.09	$0.11
Diluted income per common share	$0.01	$0.04	$0.09	$0.10
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock, which are participating securities that feature voting and dividend rights, for each of the three and six months ended June 30, 2026 and 2025.
(2) Options that were anti-dilutive and, therefore, excluded from the computation of weighted average common shares outstanding for each of the three and six months ended June 30, 2026 and 2025 are presented in the table below. There were no anti-dilutive restricted stock units or potential shares issuable under the employee stock purchase plan during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock options	3,867	478	3,404	1,805

Note 4. Business Segments and Concentrations
For the periods presented, the Company’s four reportable segments are as follows:
•Consumer Products segment: provides finished consumer products incorporating the Company's proprietary ingredient, Niagen®, primarily dietary supplements, directly to consumers and distributors;
•Ingredients segment: develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively, and supports clinician-directed telehealth access to prescription-based Niagen® offerings;
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services; and
•Pharmaceuticals segment: pursues the pharmaceutical development of our proprietary molecules for potential therapeutic applications in rare diseases, and currently conducts research and development activities, including pre-clinical and clinical studies and regulatory planning.

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
The Company’s Chief Operating Decision Maker (CODM) is a management group comprised of the Chief Executive Officer and Chief Financial Officer. The CODM reviews monthly and quarterly financial information for each operating segment, including net sales, gross profit (loss), operating income (loss), and spending by segment, to evaluate operating performance and allocate resources. The CODM does not review assets by operating segment in evaluating performance, and therefore assets by segment are not disclosed. There are no intersegment sales that require elimination. The “Corporate and other” classification includes corporate items that are not allocated to the Company’s reportable segments.
Divestiture of Analytical Reference Standards and Services Segment
During the year ended December 31, 2025, the Company committed to a plan to sell substantially all of the assets of its analytical reference standards and services operating segment to a third party. As of December 31, 2025, the assets associated with this operating segment met the criteria to be classified as held for sale and are presented as assets held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
On February 24, 2026, the Company entered into and completed a definitive asset purchase agreement with a third party for total cash consideration of approximately $6.0 million, subject to working capital adjustments of approximately $0.2 million. Under the terms of the agreement, the buyer assumed certain operating liabilities arising after the closing date, while the Company retained accounts receivable and accounts payable incurred prior to the closing date related to the sold assets. During the quarter ended March 31, 2026, the Company recognized a gain of $4.8 million on the sale of these assets, net of transaction costs of approximately $0.5 million, primarily consisting of legal, consulting, and other professional fees and sales taxes, which is included in gain on sale of operating segment in the Unaudited Condensed Consolidated Statements of Operations.
The results of operations of the Analytical Reference Standards and Services operating segment are included in continuing operations for all periods presented, as the divestiture does not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results and therefore does not qualify for discontinued operations treatment.
In connection with the disposition, the Company entered into a transition services agreement (TSA) pursuant to which it provides certain operational and administrative services to the buyer for a period of up to six months following the closing date. The Company receives a service fee for these services, which is recognized as the services are performed. During the three and six months ended June 30, 2026, the Company recognized $236,000 and $310,000 of transition services revenue, respectively, which are included in net sales. The related net sales and costs of sales are reflected within “Corporate and other” for segment reporting purposes, as they represent corporate activities not allocated to the Company’s reportable segments. As of June 30, 2026, amounts due to and from the buyer totaled approximately $288,000 and $285,000, respectively, and are included within accounts payable and trade receivables in the accompanying Unaudited Condensed Consolidated Balance Sheet. These balances primarily relate to transition services provided under the TSA. The Company has not separately presented these amounts as they are immaterial to the consolidated financial statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The following tables set forth financial information by segment:

Three months ended June 30, 2026	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other (1)	Total

(In thousands)
Net sales	$24,162	$5,387	$—	$—	$236	$29,785
Cost of sales	7,839	2,374	—	—	258	10,471
Gross profit (loss)	16,323	3,013	—	—	(22)	19,314
Operating expenses:
Sales and marketing
Advertising	3,166	—	—	—	—	3,166
Marketing	3,712	180	—	—	—	3,892
Selling	3,032	40	—	—	—	3,072
Research and development	841	191	—	481	—	1,513
General and administrative (2)	—	—	—	—	6,971	6,971
Operating expenses	10,751	411	—	481	6,971	18,614

Operating income (loss)	$5,572	$2,602	$—	$(481)	$(6,993)	$700
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment, which is reflected in net sales, cost of sales and gross profit.
(2) General and administrative expenses within “Corporate and other” represent ongoing corporate overhead and are not directly attributable to TSA activities.

Three months ended June 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$22,699	$7,619	$799	$—	$—	$31,117
Cost of sales	7,453	2,808	630	—	—	10,891
Gross profit	15,246	4,811	169	—	—	20,226
Operating expenses:
Sales and marketing
Advertising	2,882	—	—	—	—	2,882
Marketing	2,514	45	—	—	—	2,559
Selling	2,678	7	81	—	—	2,766
Research and development	891	304	—	372	—	1,567
General and administrative	—	—	—	—	7,267	7,267
Operating expenses	8,965	356	81	372	7,267	17,041

Operating income (loss)	$6,281	$4,455	$88	$(372)	$(7,267)	$3,185

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2026	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other (1)	Total

(In thousands)
Net sales	$46,575	$13,951	$423	$—	$310	$61,259
Cost of sales	15,434	5,929	308	—	298	21,969
Gross profit	31,141	8,022	115	—	12	39,290
Operating expenses:
Sales and marketing
Advertising	6,458	—	—	—	—	6,458
Marketing	7,134	276	—	—	—	7,410
Selling	5,759	134	44	—	—	5,937
Research and development	1,574	471	—	949	—	2,994
General and administrative (2)	—	—	—	—	14,215	14,215
Operating expenses	20,925	881	44	949	14,215	37,014

Operating income (loss)	$10,216	$7,141	$71	$(949)	$(14,203)	$2,276
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment, which is reflected in net sales, cost of sales and gross profit.
(2) General and administrative expenses within “Corporate and other” represent ongoing corporate overhead and are not directly attributable to TSA activities.

Six Months Ended June 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$44,200	$15,788	$1,610	$—	$—	$61,598
Cost of sales	14,860	5,909	1,272	—	—	22,041
Gross profit	29,340	9,879	338	—	—	39,557
Operating expenses:
Sales and marketing
Advertising	5,858	—	—	—	—	5,858
Marketing	4,967	70	—	—	—	5,037
Selling	5,185	56	188	—	—	5,429
Research and development	1,536	549	—	740	—	2,825
General and administrative	—	—	—	—	12,451	12,451
Operating expenses	17,546	675	188	740	12,451	31,600

Operating income (loss)	$11,794	$9,204	$150	$(740)	$(12,451)	$7,957

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. The pharmaceuticals segment did not generate revenue during the periods presented. Disaggregated revenues are as follows:

Three Months Ended June 30, 2026	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Corporate and Other (1)	Total
(In thousands)
Tru Niagen®, Consumer Product	$24,162	$—	$—	$—	$24,162
Food-grade Niagen®	—	4,928	—	—	4,928
Pharmaceutical-grade Niagen®	—	425	—	—	425
Subtotal Niagen® Related	24,162	5,353	—	—	29,515
Other Ingredients	—	25	—	—	25
Reference Standards	—	—	—	—	—
Services and Other	—	9	—	236	245
Subtotal Other Goods and Services	—	34	—	236	270
Total Net Sales	$24,162	$5,387	$—	$236	$29,785
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment.

Three Months Ended June 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total (1)
(In thousands)
Tru Niagen®, Consumer Product	$22,699	$—	$—	$22,699
Food-grade Niagen®	—	5,994	—	5,994
Pharmaceutical-grade Niagen®	—	1,390	—	1,390
Subtotal Niagen® Related	22,699	7,384	—	30,083
Other Ingredients	—	235	—	235
Reference Standards	—	—	772	772
Services and Other	—	—	27	27
Subtotal Other Goods and Services	—	235	799	1,034
Total Net Sales	$22,699	$7,619	$799	$31,117
(1) Does not include TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment, which is only applicable during 2026 as no such similar activity occurred in 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2026	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Corporate and Other (1)	Total
(In thousands)
Tru Niagen®, Consumer Product	$46,575	$—	$—	$—	$46,575
Food-grade Niagen®	—	12,237	—	—	12,237
Pharmaceutical-grade Niagen®	—	1,275	—	—	1,275
Subtotal Niagen® Related	46,575	13,512	—	—	60,087
Other Ingredients	—	430	—	—	430
Reference Standards	—	—	411	—	411
Services and Other	—	9	12	310	331
Subtotal Other Goods and Services	—	439	423	310	1,172
Total Net Sales	$46,575	$13,951	$423	$310	$61,259
(1) Includes TSA activity related to the disposition of the Analytical Reference Standards and Services operating segment.

Six Months Ended June 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total (1)
(In thousands)
Tru Niagen®, Consumer Product	$44,200	$—	$—	$44,200
Food-grade Niagen®	—	12,968	—	12,968
Pharmaceutical-grade Niagen®	—	2,390	—	2,390
Subtotal Niagen® Related	44,200	15,358	—	59,558
Other Ingredients	—	430	—	430
Reference Standards	—	—	1,570	1,570
Services and Other	—	—	40	40
Subtotal Other Goods and Services	—	430	1,610	2,040
Total Net Sales	$44,200	$15,788	$1,610	$61,598
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

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2026	2025	2026	2025
Customer A	*	10.2%	*	12.7%
* Represents less than 10%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company's Total Trade Receivables
Major Customers	At June 30, 2026	At December 31, 2025
Customer A	11.1%	*
Customer B	*	23.0%
Customer C	26.1%	11.0%
* Represents less than 10%
As of June 30, 2026, the Company had total outstanding trade receivables of $8.6 million, with approximately 37.2% of this total concentrated among two customers. Whenever a significant concentration is present it poses a potential risk to the Company's financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company's cash flows and financial results.
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

Note 5. Inventories
The Company's major classes of inventory and corresponding balances as of June 30, 2026 and December 31, 2025 are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Consumer Products - Finished Goods	$5,675	$9,860
Consumer Products - Work in Process	5,042	3,094
Bulk ingredients	9,923	7,470
Total Inventory	$20,640	$20,424
As of December 31, 2025, $403,000 of inventory related to the analytical reference standards and services operating segment was classified as held for sale. During the first quarter of 2026, this inventory was sold as part of the divestiture of the segment and no such inventory remains. Refer to Note 4, Business Segments and Concentrations for further information.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 6. Leases
The Company accounts for its leases in accordance with ASU No. 2016-02 (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The Company leases office space facilities and a research and development laboratory under non-cancelable operating leases, with varying expirations extending through fiscal year 2035. The lease agreements provide for renewal options and rent escalation over the lease terms, as well as require the Company to pay maintenance, insurance and property taxes. Lease expense is recognized on a straight-line basis over the term of the lease.
In June 2026, the Company entered into a new office lease for 10,564 rentable square feet in Los Angeles, California. The lease has a contractual term of approximately 8 years and is scheduled to commence on April 1, 2027. The Company may receive limited early access to the premises prior to the commencement date for move-in and related activities. Because the lease had not commenced and the Company did not have the right to access or use the premises as of June 30, 2026, no right-of-use asset or lease liability has been recognized under ASC 842.
Operating Leases
As of June 30, 2026 and December 31, 2025, the Company had ROU assets of $1.8 million and $2.2 million, respectively, and corresponding operating lease liabilities of $2.3 million and $2.8 million, respectively. For the three and six months ended June 30, 2026 and 2025, the components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating leases
Operating lease expense	$226	$227	$452	$445
Variable lease expense (1)	124	88	246	186
Operating lease expense	350	315	698	631
Short-term lease rent expense	4	3	9	7
Total expense	$354	$318	$707	$638
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of sales in the Company's Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2026
Weighted-average remaining lease term (years), operating leases	3.1
Weighted-average discount rate, operating leases	7.6%
Future minimum lease payments under operating leases as of June 30, 2026 are as follows:

Year	(In thousands)
2026 (Remainder)	$594
2027	782
2028	657
2029	338
2030	263
Total	2,634
Less present value discount	(305)
Present value of total operating lease liabilities	2,329
Less current portion	(917)
Long-term obligations under operating leases	$1,412

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan, and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award, and (ii) 1.5 shares for each share that relates to an award other than a stock option or stock appreciation right award (a full-value award). As of June 30, 2026, there were approximately 5.4 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
General Vesting Conditions
Historically, the Company’s stock option awards have been generally subject to a one-year cliff vesting period, after which one-third of the shares vest with the remaining shares vesting ratably each month over a two-year period subject to the applicable grantee’s continued service. Beginning August 1, 2025, newly granted stock option awards generally vest over four years at 25% per year on the anniversary of the grant date. Restricted stock unit (RSU) awards are generally subject to a three-year vesting period with one-third vesting per year on the anniversary of the grant date. The PSUs are eligible to vest during a seven-year performance period based on the achievement and maintenance of certain volume weighted average price thresholds for a minimum of 60 Trading Days and upon certification by the Board’s Compensation Committee and subject to the Chief Executive Officer’s continued employment with the Company on the applicable vesting date. Certain executive stock option awards provide for accelerated vesting if there is a change in control or termination without cause.
Employee Stock Purchase Plan
On June 24, 2025, the Company’s shareholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (ESPP), pursuant to which 650,000 shares of the Company’s common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share of common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. The Company commenced its first offering period on January 1, 2026 with the first purchase occurring June 30, 2026. On June 30, 2026, 26,000 shares were purchased under the ESPP at $2.71 per share, resulting in cash proceeds of approximately $0.1 million. As of June 30, 2026, 624,000 shares remained available for issuance.
Share Repurchase Program
During the six months ended June 30, 2026, the Company repurchased 1,173,118 shares of its common stock for an aggregate purchase price of $5.1 million, which was recorded as a reduction of common stock and additional paid-in capital. As of June 30, 2026, approximately $14.6 million remains available under the approved share repurchase program.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the six months ended June 30, 2026:

Weighted Average:	Six Months Ended June 30, 2026
Expected term	5.6 years
Expected volatility	62.3%
Risk-free rate	3.1%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the six months ended June 30, 2026:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,186	$3.68	6.0	$27,378
Options Granted	1,157	4.60
Options Exercised	(171)	1.85		461
Options Forfeited	(181)	3.84
Outstanding at June 30, 2026	9,991	$3.82	5.8	$5,260	*

Exercisable at June 30, 2026	7,624	$3.66	4.9	$4,545	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $3.19, which is the closing price of the Company’s stock on the last trading day for the period ended June 30, 2026.

Restricted Stock Units
The following table summarizes activity of RSUs during the six months ended June 30, 2026:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2025	268	$1.61
Granted	—	—
Vested	(170)	1.66
Forfeited	(15)	1.54
Unvested shares at June 30, 2026	83	$1.52
There were no activities related to restricted stock awards or market performance stock units during the six months ended June 30, 2026.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Share-based compensation expense
Cost of sales	$49	$67	$116	$126
Sales and marketing	159	215	338	421
Research and development	127	149	253	272
General and administrative	1,388	1,057	2,732	1,744
Total	$1,723	$1,488	$3,439	$2,563
As of June 30, 2026, the Company expects to recognize future share-based compensation expense of approximately $6.3 million related to unvested stock options, $0.1 million for unvested RSUs, and $2.6 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 2.5 for options, 0.7 for RSUs, and 2.8 for PSUs.

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
Pursuant to the Grace Supply Agreement, Grace supplies the Company with NRCL meeting specified quality and technical requirements as defined in a previously executed quality agreement dated March 22, 2024. In addition, Grace is prohibited from selling NRCL to third parties and must notify the Company of any new business inquiries relating to the purchase of NRCL. The Company is contractually obligated to purchase minimum quantities of NRCL during each year of the agreement term.
The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. The Company is required to purchase a minimum quantity of NRCL during each year of the term. The Company provides rolling monthly forecasts of its anticipated purchase requirements for a 24-month period, of which the first 12 months are binding upon Grace’s acceptance. As of June 30, 2026, the Company is obligated to purchase approximately $20.5 million of NRCL through June 30, 2027.
Deferred Consideration Obligation - Patent Assignment
In December 2025, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with Queen’s University Belfast (“QUB”) pursuant to which it acquired certain patent rights and assumed fixed, unconditional payment obligations through 2038 (the “Deferred Consideration Obligation”). The obligation is recorded at present value as of the acquisition date, with subsequent accretion recognized as interest expense over the term of the arrangement.
The payment obligations consist of recurring annual payments beginning in 2026 and two fixed lump-sum payments due in 2034 and 2037. Certain payments are denominated in U.S. dollars, while others are denominated in British pound sterling and are subject to foreign currency exchange rate fluctuations. As of June 30, 2026, the carrying value of the Deferred Consideration Obligation was $5.7 million. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Assignment Agreement and related payment obligations.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Legal Proceedings
1. U.S. Food and Drug Administration
On February 3, 2026, Niagen Bioscience, Inc. filed a complaint in the United States District Court for the District of Columbia against the U.S. Food and Drug Administration (FDA), the U.S. Department of Health and Human Services, and certain federal officials in their official capacities. The lawsuit challenges the FDA response letters issued in September 2025 concerning the regulatory status of nicotinamide mononucleotide (NMN) under the Federal Food, Drug, and Cosmetic Act. The complaint alleges that FDA’s interpretation of the statutory provisions governing dietary supplements is contrary to law and arbitrary and capricious under the Administrative Procedure Act. The Company seeks declaratory and injunctive relief, including an order vacating the challenged portions of the FDA response letters and enjoining FDA from applying the interpretation at issue.
On April 28, 2026, the FDA filed a motion to dismiss the Company’s complaint on procedural grounds. The Company believes the government’s motion lacks merit and has opposed it. The Company’s complaint does not seek monetary damages. The Company cannot predict the outcome of this matter. No accrual has been recorded in the accompanying unaudited consolidated financial statements related to this proceeding.
2. Elysium Health, Inc.
Delaware - Patent Infringement Action
On September 17, 2018, Niagen Bioscience and Trustees of Dartmouth College filed a patent infringement complaint in the United States District Court for the District of Delaware against Elysium Health, Inc. (Elysium). The complaint alleges that Elysium’s BASIS® dietary supplement infringes U.S. Patent Nos. 8,197,807 (‘807 Patent) and 8,383,086 (‘086 Patent) that comprise compositions containing isolated nicotinamide riboside held by Dartmouth and licensed exclusively to Niagen Bioscience. On October 23, 2018, Elysium filed an answer to the complaint. The answer asserts various affirmative defenses and denies that Plaintiffs are entitled to any relief.
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
On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit heard the oral arguments on July 9, 2026, but no ruling has been made. In connection with the Court's current ruling and the Company’s filed appeal, management has assessed that it is reasonably possible a contingent liability will be incurred. If the Company is successful in its appeal, no liability would be incurred. The Company believes the Court abused its discretion in granting the award. However, if the Company is not successful, the Company may be liable for the aggregate amount sought by Elysium, which, inclusive of Niagen Bioscience’s estimates for post-judgment interest through the anticipated appeal, is approximately $10.4 million. As of June 30, 2026, the Company has not recorded an accrual for this matter, as the ultimate resolution remains uncertain.

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
In April 2026, the Company reached an agreement in principle with the retail partner to resolve the matter and support the continuation of the commercial relationship. This agreement resolves the previously disclosed contingency related to this matter. Under the terms of the arrangement, the parties agreed to resolve previously withheld receivables totaling approximately $1.3 million, which were fully collected by the Company during the second quarter of 2026. The arrangement also provides for the return of certain unsold inventory, the provision of replacement products to address product-related concerns, and the retail partner’s agreement not to pursue previously asserted claims related to loss of margin and goodwill.
The Company has evaluated the accounting implications of the arrangement and determined that the resolution primarily represents the collection of previously recognized accounts receivable, together with product-related remediation and customary commercial activities. Accordingly, the arrangement does not result in a reduction of previously recognized revenue. Costs associated with replacement inventory and returned goods will be recognized in the appropriate period under the Company’s accounting policies. Subsequent to June 30, 2026, the Company received the returned inventory from the retail partner and began shipping replacement products in accordance with the terms of the agreement.
The agreement also includes a limited ongoing obligation to provide replacement products for certain future customer returns and may give rise to obligations. These potential obligations are contingent in nature and are not currently considered probable or reasonably estimable. The Company continues to believe it has complied with its contractual obligations and applicable regulatory requirements.
(B) On April 28, 2026, Thorne Research, Inc. and Thorne HealthTech, Inc. (collectively, “Thorne”) filed a complaint in the United States District Court for the District of South Carolina against Niagen Bioscience, Inc., ChromaDex, Inc., and QUB (collectively, the “Defendants”). The complaint seeks, among other relief, a declaratory judgment that certain Thorne products do not infringe U.S. Patent No. 12,252,506 (the “’506 Patent”), as well as damages and injunctive relief based on claims of alleged tortious interference with contract, intentional interference with prospective business relations, and unfair competition under South Carolina law.
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
On June 22, 2026, Thorne filed a petition for inter partes review (IPR2026-00400) with the U.S. Patent Trial and Appeal Board (the "PTAB") challenging claims 1-12 and 21-35 of the “’506 Patent, which relates to methods of preparing nicotinamide riboside and its derivatives. The petition asserts that the challenged claims are unpatentable based on certain prior art references and contends that the challenged claims are not entitled to the July 29, 2013 priority date identified on the face of the ’506 Patent.
The petition relates to the declaratory judgment action described above. The Company intends to oppose institution of the proceeding, including by filing a discretionary denial brief and a patent owner preliminary response. As of the date of this filing, the PTAB has not determined whether to institute inter partes review. The Company intends to vigorously defend the validity of the ’506 Patent. At this time, the Company is unable to predict the outcome of the proceeding or reasonably estimate the possible loss or range of loss, if any, associated with this matter.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(C) On May 28, 2026 and June 16, 2026, respectively, two putative class action complaints were filed against the Company and ChromaDex, Inc. in the United States District Courts for the Central District of California and the Southern District of California alleging, among other things, that certain advertising and marketing claims relating to Tru Niagen® were false or misleading. The complaints seek monetary and equitable relief on behalf of proposed nationwide and state classes under various consumer protection and related laws. On July 17, 2026, the Court ordered the two cases be consolidated and ordered the plaintiffs to file an amended consolidated complaint on or before August 14, 2026. The Company believes the claims are without merit and intends to vigorously defend against these actions. At this early stage of both the proceedings, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these matters. Accordingly, no accrual has been recorded in the accompanying financial statements. The Company will continue to monitor these matters and assess the need for any accrual or additional disclosure as the litigation progresses.
Note 9. Deferred Revenue - NHSc
On October 10, 2022, the Company and Société des Produits Nestlé SA, a société anonyme organized under the laws of Switzerland (NHSc), as successor-in-interest to NESTEC Ltd., entered into an amended and restated supply agreement (the “Supply Agreement”), which amends and restates the supply agreement, dated December 19, 2018, entered into by the Company and NESTEC Ltd. Pursuant to the Supply Agreement, NHSc and its affiliates will exclusively purchase NRCL from the Company and NHSc and its affiliates will have the non-exclusive right to manufacture, market, distribute, and sell products using NRCL for human use in the (i) medical nutritional, (ii) functional food and beverage and (iii) multi-ingredient dietary supplements categories sold under one of the NHSc brands world-wide, but excluding certain countries and ingredient combinations. The term of the Supply Agreement is five years, unless earlier terminated, and is subject to automatic extensions provided certain minimum purchases by NHSc are met.
Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original NESTEC Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms expected to be delivered over the duration of the contract term, including renewal options, as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the three and six months ended June 30, 2026 and 2025 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized (reversed) from deferred revenue	$138	$(95)	$240	$(95)
The corresponding deferred revenue balance as of June 30, 2026 and December 31, 2025 is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Deferred revenue balance	$2,434	$2,674

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
Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.
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
There are more than 525 published human clinical studies related to NAD+ and its role in health. Areas of study include, but are not limited to, understanding NAD+’s role in rare diseases such as Ataxia-Telangiectasia, neurodegenerative diseases, neuropathy, sarcopenia, liver disease and heart failure. Through our Niagen Research Program (NRP®), formerly the ChromaDex External Research Program (CERP®), we have established research collaborations with universities and research institutions that contribute to peer-reviewed publications advancing the understanding of NAD+ biology and informing the development of our products and technologies.

Our business is organized around a platform that spans consumer products, ingredient supply, and pharmaceutical development:
Consumer Products
We develop and commercialize finished consumer products that incorporate our proprietary ingredient, Niagen®. Our primary consumer offering is Tru Niagen®, a dietary supplement available directly to consumers and through distributors. We have also expanded our Tru Niagen® product line to include additional formulations and formats, as well as stick packs and a topical skincare product, each incorporating Niagen®.
Ingredients
We develop and supply proprietary ingredient technologies, including food-grade and pharmaceutical-grade Niagen®. Food-grade Niagen® is supplied as a dietary and food ingredient to manufacturers of consumer products. Pharmaceutical-grade Niagen® is supplied to U.S. FDA-registered 503B outsourcing facilities and certain international compounding pharmacies for use in compounded intravenous and injectable formulations, subject to applicable regulatory requirements. The Company also supports clinician-directed telehealth access to prescription-based Niagen® offerings. These formulations are marketed by the compounding pharmacies as Niagen IV and Niagen injectable products, including under the name "Niagen Plus."
Pharmaceutical Development
We are pursuing the development of certain proprietary molecules for potential therapeutic applications, including rare genetic diseases and aging related disorders. Our activities include preclinical and clinical studies, regulatory planning, and other research and development efforts, and we do not currently generate revenue from these activities. We may pursue internal development as well as strategic collaborations or licensing arrangements.
Recent Developments
NB4168 Rare Disease Development Milestones
In July 2026, we publicly introduced NB4168, our proprietary lead investigational therapeutic candidate for the treatment of Ataxia-Telangiectasia (A-T). NB4168 is an oral small molecule engineered to deliver substantially greater nicotinamide riboside (NR) exposure than conventional NR while maintaining a differentiated pharmacokinetic and safety profile. More recently, the U.S. Food and Drug Administration granted Rare Pediatric Disease (RPD) designation for NB4168 for the treatment of AT, and the European Medicines Agency (EMA) granted Orphan Medicinal Product Designation (OMPD) for NB4168, supporting our plans to advance the program globally.
Los Angeles, CA Office Lease Agreement
In June 2026, we entered into a new office lease for 10,564 rentable square feet in Los Angeles, California. The lease has a contractual term of approximately 8 years and is scheduled to commence on April 1, 2027. We may receive limited early access to the premises prior to the commencement date for move-in and related activities. Because the lease had not commenced as of June 30, 2026, no right-of-use asset or lease liability has been recognized under ASC 842.
Telehealth Platform Launch
In May 2026, we launched a clinician-directed telehealth platform under Niagen Plus, enabling eligible U.S. patients to connect with independent licensed healthcare providers who, where medically appropriate, may prescribe Niagen® at-home injection kits, expanding the Niagen Plus clinic channel beyond in-person settings and introducing a direct-to-patient access model.

Resolution of Previously Disclosed Contingency
In April 2026, we reached an agreement in principle with a retail partner in Asia to resolve a previously disclosed dispute related to the recall and withdrawal of certain Tru Niagen® Immune Daily Defense products.
Under the terms of the arrangement, previously withheld receivables totaling approximately $1.3 million were released and fully collected by the end of April 2026. We expect this to result in improved collections and a reduction in accounts receivable in the near term.
The agreement also includes the return of certain unsold inventory and the provision of replacement products. As a result, we expect to recognize costs associated with returned inventory, rework activities, and replacement products, which will be reflected in cost of sales in the period incurred. These costs are expected to impact gross margin in the near term; however, we do not expect these costs to be material. Subsequent to June 30, 2026, we received the returned inventory from the retail partner and began shipping replacement products in accordance with the terms of the agreement.
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
In connection with the sale, we entered into a transition services agreement (TSA) under which we will provide certain operational and administrative services to the buyer for a period of up to six months following the closing date. We receive service fees for these services, which are recognized as the services are performed. During the three and six months ended June 30, 2026, we recognized $236,000 and $310,000 of transition services revenue, respectively, which is included in net sales. The net sales and cost of sales from this TSA are temporary in nature and are not expected to recur beyond the transition period.
The results of the analytical reference standards and services business are included in continuing operations for all periods presented. For additional information, refer to Note 4, Business Segments and Concentrations to our Unaudited Condensed Consolidated Financial Statements.

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
As of June 30, 2026, our cash and cash equivalents totaled approximately $66.7 million, of which $66.6 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
For the periods presented, we operated our business through four operating segments that offer differentiated products and services. Through our Consumer Products segment, we provide finished consumer products incorporating our proprietary ingredients directly to consumers and distributors, including dietary supplements and a topical skincare product. We deliver food-grade Niagen® as the sole or principal ingredient in our consumer product line, Tru Niagen®.
Our Ingredients segment develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively, and supports clinician-directed telehealth access to prescription-based Niagen® offerings.
Our Pharmaceuticals segment is focused on the research and development of proprietary molecules for potential therapeutic applications, including in rare genetic diseases and aging related disorders. To date, this segment has been limited to research and development activities, including preclinical and clinical studies and regulatory planning, and does not currently generate revenue.
Our Analytical Reference Standards and Services segment focused on natural product fine chemicals, known as phytochemicals, and related research and development services. As discussed in “Recent Developments,” we sold this operating segment in February 2026.
The results of these segments and our consolidated operations are detailed in the discussion that follows.
Our consolidated net sales, net income and income per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025

Net sales	$29,785	$31,117	$61,259	$61,598
Net income	963	3,609	7,281	8,672

Income Per Share:
Basic income per common share	$0.01	$0.05	$0.09	$0.11
Diluted income per common share	$0.01	$0.04	$0.09	$0.10

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
Net sales:
Consumer Products	$24,162	$22,699	6%	$46,575	$44,200	5%
Ingredients	5,387	7,619	(29)%	13,951	15,788	(12)%
Analytical reference standards and services	—	799	(100)%	423	1,610	(74)%
Corporate and other	236	—	N/A	310	—	N/A
Total net sales	$29,785	$31,117	(4)%	$61,259	$61,598	(1)%
Total net sales decreased by $1.3 million and $0.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease was primarily attributable to lower net sales from our ingredients segment and the absence of analytical reference standards and services revenue following the February 2026 disposition of that business, partially offset by growth within our consumer products segment. The pharmaceuticals segment did not generate revenue during the periods presented. Detailed changes in net sales were driven by the following:
•Within our consumer products segment, Tru Niagen® sales increased by $1.5 million and $2.4 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. This growth was driven by increased e-commerce channel performance, which grew by approximately $2.5 million and $4.8 million, respectively, compared to prior year periods, reflecting increased customer demand and acquisition. Sales to A.S. Watson Group were lower by $2.3 million and $4.7 million, respectively, compared to the prior year periods, partially offset by increased sales to other distribution channels by $1.3 million and $2.2 million. Growth within other distribution channels was driven in part by increased cross-border sales into China, which increased approximately $1.0 million and $1.6 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding prior-year periods. The decline in sales to A.S. Watson Group reflects variability in ordering patterns and commercial activity during the period. We continue to engage with this partner on marketing and sales initiatives to support the ongoing relationship.
•Total ingredient sales decreased by $2.2 million and $1.8 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease was primarily driven by lower sales to food-grade Niagen® partners, which declined by approximately $1.1 million and $0.7 million, respectively, as well as lower pharmaceutical-grade Niagen® sales of $1.0 million and $1.1 million respectively. Food-grade ingredient sales were impacted by lower purchasing from a significant customer due to softer downstream demand and sell-through. Pharmaceutical-grade sales also reflected reduced purchasing expectations from certain partners. Ingredient partner orders remain subject to timing variability.
•Analytical reference standards and services net sales decreased by $0.8 million and $1.2 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases reflect the February 2026 divestiture of the Analytical Reference Standards and Services business, resulting in only partial-period revenue being recognized during the current-year periods. As a result of the divestiture, we do not expect to generate additional net sales from this segment in future periods.
•Corporate and other net sales represent revenue generated under the TSA entered into in connection with the February 2026 disposition of our Analytical Reference Standards and Services operating segment. The TSA provides for specified transition services to support the buyer for a period of up to six months following the closing date. Accordingly, the related revenue is temporary in nature and is not expected to recur beyond the transition period.

Cost of Sales
Cost of sales includes raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		% of net sales		Amount		% of net sales
($ In thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Cost of sales:
Consumer Products	$7,839	$7,453	32.4%	32.8%	$15,434	$14,860	33.1%	33.6%
Ingredients	2,374	2,808	44.1	36.9	5,929	5,909	42.5	37.4
Analytical reference standards and services	—	630	N/A	78.8	308	1,272	72.8	79.0
Corporate and other	258	—	109.3	N/A	298	—	96.1	N/A
Total cost of sales	$10,471	$10,891	35.2%	35.0%	$21,969	$22,041	35.9%	35.8%
Total cost of sales, as a percentage of net sales, remained generally consistent at 35.2% and 35.9% for the three and six months ended June 30, 2026, respectively, compared to 35.0% and 35.8% for the corresponding periods in 2025. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, within our consumer products segment may vary due to changes in business mix, product mix, costs of components, inflationary pressures, optimization efforts in our supply chain, and other factors. For the three and six months ended June 30, 2026, cost of sales as a percentage of net sales decreased by approximately 40 basis points and 50 basis points, respectively, compared to the same periods in 2025. The modest improvement was attributable to a favorable shift in business mix, with e-commerce representing a greater portion of segment net sales, which generally carries higher gross margins.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by several factors including inventory purchase costs, fixed supply chain overhead, transportation and storage costs, product mix, and other factors. For the three and six months ended June 30, 2026, cost of sales as a percentage of net sales increased by approximately 720 basis points and 510 basis points, respectively, compared to the same periods in 2025. The increase was primarily attributable to an unfavorable shift in product mix, with food-grade Niagen® representing a greater proportion of segment sales and pharmaceutical-grade Niagen® representing a smaller proportion of segment sales, each of which carries a distinct margin profile, resulting in lower overall gross margins during the period. Gross margins were also impacted by pricing concessions provided to certain customers to support commercial relationships in a more competitive market environment.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead, transportation and storage costs, and other factors. Following the February 2026 disposition of the business, both net sales and cost of sales reflect only partial-period operations during the current year and therefore declined compared to the corresponding prior-year periods. We do not expect this segment to generate additional net sales or incur additional cost of sales in future periods.
•Corporate and other cost of sales represent expenses incurred under the TSA entered into in connection with the February 2026 disposition of our Analytical Reference Standards and Services operating segment. The TSA provides for specified transition services to support the buyer for a period of up to six months following the closing date. Accordingly, the related cost of sales are temporary in nature and are not expected to recur beyond the transition period.

Gross Profit (loss)
Gross profit (loss) is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, and delivery, among other factors. The following table sets forth our total gross profit (loss) by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
Gross profit (loss):
Consumer Products	$16,323	$15,246	7%	$31,141	$29,340	6%
Ingredients	3,013	4,811	(37)	8,022	9,879	(19)
Analytical reference standards and services	—	169	(100)	115	338	(66)
Corporate and other	(22)	—	N/A	12	—	N/A
Total gross profit (loss)	$19,314	$20,226	(5)%	$39,290	$39,557	(1)%
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
Operating Expenses-Sales and Marketing
Sales and marketing expense consists of salaries, advertising, public relations, marketing expenses and commissions. Sales and marketing expense by reportable segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ In thousands)	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$3,166	13.1%	$2,882	12.7%	$6,458	13.9%	$5,858	13.3%
Total advertising expenses	$3,166	10.6%	$2,882	9.3%	$6,458	10.5%	$5,858	9.5%
Marketing expenses:
Consumer Products	$3,712	15.4%	$2,514	11.1%	$7,134	15.3%	$4,967	11.2%
Ingredients	180	3.3	45	0.6	276	2.0	70	0.4
Total marketing expenses	$3,892	13.1%	$2,559	8.2%	$7,410	12.1%	$5,037	8.2%
Sales expenses:
Consumer Products	$3,032	12.5%	$2,678	11.8%	$5,759	12.4%	$5,185	11.7%
Ingredients	40	0.7	7	0.1	134	1.0	56	0.4
Analytical reference standards and services	—	N/A	81	10.1	44	10.4	188	11.7
Total sales expenses	$3,072	10.3%	$2,766	8.9%	$5,937	9.7%	$5,429	8.8%
Total sales and marketing expenses:
Consumer Products	$9,910	41.0%	$8,074	35.6%	$19,351	41.5%	$16,010	36.2%
Ingredients	220	4.1	52	0.7	410	2.9	126	0.8
Analytical reference standards and services	—	N/A	81	10.1	44	10.4	188	11.7
Total sales and marketing expenses	$10,130	34.0%	$8,207	26.4%	$19,805	32.3%	$16,324	26.5%

Total sales and marketing expenses increased by $1.9 million and $3.5 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. As a percentage of net sales, total sales and marketing expenses increased by 760 basis points and 580 basis points, respectively. The increase primarily reflects higher cost of advertising and customer acquisition, investments to support brand growth and planned commercial initiatives, including increased spending in marketing channels that are expected to build longer-term brand awareness and customer acquisition rather than generate immediate revenue.
•For our consumer products segment, sales and marketing expenses increased by $1.8 million and $3.3 million during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 and, as a percentage of net sales, increased to 41.0% from 35.6% and to 41.5% from 36.2%, respectively. The increase was primarily attributable to higher marketing and advertising expenditures to support brand growth and customer acquisition initiatives, as well as increased personnel-related costs associated with the expansion of our marketing organization. These initiatives are intended to support long-term growth and may not result in immediate increases in net sales.
•For our ingredients segment, sales and marketing expense slightly increased by $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 and, as a percentage of net sales, increased to 4.1% from 0.7% and to 2.9% from 0.8%. The increase was primarily attributable to higher marketing and promotional expenditures supporting pharmaceutical-grade Niagen® commercialization initiatives.
•For our analytical reference standards and services segment, sales and marketing expense decreased for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, primarily due to the February 2026 disposition of the business and the resulting reduction in operating activities.
Operating Expenses-Research and Development
Research and development (R&D) expenses consist primarily of personnel-related costs, clinical trials, product development, and process development expenses. Prior-period amounts have been recast to conform to the current period segment presentation. R&D expenses by reportable segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
R&D expenses:
Consumer Products	$841	$891	(6)%	$1,574	$1,536	2%
Ingredients	191	304	(37)	471	549	(14)
Pharmaceuticals	481	372	29	949	740	28
Total R&D expenses	$1,513	$1,567	(3)%	$2,994	$2,825	6%
•R&D expenses in our pharmaceuticals segment slightly increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. This increase primarily reflects continued research and development of an NAD+ precursor-based candidate for potential therapeutic applications in rare diseases. These costs were primarily related to ongoing preclinical activities and supporting research infrastructure. In late June 2026, we entered into an agreement with a contract research organization ("CRO") to support the advancement of our development programs. While the agreement had a limited impact on current-period expenses, we expect it to contribute to increased research and development expenditures in future periods as activities under the agreement progress.
•The remaining R&D expenses related to our Niagen® branded ingredient are allocated to the consumer products and ingredients segments based on recorded revenues. R&D expenses allocated to these segments remained generally consistent for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025. Lower direct consulting and product development research expenses were largely offset by higher spending on other research and development activities, including scientific engagement initiatives such as a research conference. We expect R&D spending within these segments to continue to vary based on the timing and scope of research projects, clinical development activities, scientific engagement initiatives, and internal resource allocation.

Operating Expenses-General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change

General and administrative	$6,971	$7,267	(4)%	$14,215	$12,451	14%
Total general and administrative expenses decreased by $0.3 million during the three months ended June 30, 2026, compared to the corresponding period in 2025. The slight decrease was primarily due to lower royalties, professional fees, and employee-related expenses, substantially offset by higher share-based compensation. Total general and administrative expenses increased by $1.8 million during the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase was primarily driven by a $1.3 million increase in provisions for credit losses, reflecting a $1.3 million recovery of credit losses recognized in the prior year period that did not occur in 2026, as well as $1.0 million in higher share-based compensation, partially offset by lower royalties of $0.7 million. For additional details regarding the prior year recovery of credit losses, refer to our Form 10-K filing for the year ended December 31, 2025, Note 10, Commitments and Contingencies.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company recorded income tax expense of $106,000 and $523,000 during the three and six months ended June 30, 2026, respectively, representing 9.9% and 6.7% of earnings before income taxes for the respective periods. During the three and six months ended June 30, 2025, the Company recorded $128,000 and $296,000, respectively, of income tax expense representing 3.4% and 3.3% of earnings before income taxes for the respective periods.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of June 30, 2026 and December 31, 2025, the Company has not identified any material uncertain tax positions requiring a reserve.
Depreciation and Amortization
Depreciation expense was approximately $233,000 and $316,000 for the six months ended June 30, 2026 and 2025, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $349,000 and $75,000 for the six months ended June 30, 2026 and 2025, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized.
Noncash lease expense related to right-of-use assets was approximately $352,000 for the six months ended June 30, 2026 compared to $332,000 for the six months ended June 30, 2025.
Liquidity and Capital Resources
From inception through June 30, 2026, we have incurred aggregate losses of approximately $157.2 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, our operations were financed primarily through capital contributions, including the issuance of common stock in private placements, as well as cash generated from sales. As our operating results and cash generation have improved, our liquidity profile has strengthened.

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
As of June 30, 2026, we had cash and cash equivalents of $66.7 million, including approximately $0.2 million of restricted cash. Our cash and cash equivalents as of June 30, 2026 consisted of bank deposits and short-term investments in highly liquid investment-grade debt instruments with an original maturity of three months or less. In addition, as of June 30, 2026, we had purchase obligations of approximately $20.5 million related to inventory purchase commitments and approximately $2.6 million related to future minimum lease obligations under commenced leases to be paid over twelve months and four years, respectively, as well as fixed, unconditional deferred consideration obligations of approximately $9.5 million and £0.4 million payable through 2038 in connection with the assignment of certain patent rights. During June 2026, we entered into a new operating lease for office space in Los Angeles with a contractual commencement date of April 1, 2027, subject to certain early access provisions. Because the lease had not commenced as of June 30, 2026, no related right-of-use asset or lease liability has been recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets. Upon commencement of the lease, we expect to recognize the associated operating lease assets and liabilities in accordance with ASC 842. As of June 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit. We believe that our current unrestricted cash and cash equivalents, together with cash expected to be generated from operations will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. In addition, pursuant to the Sales Agreement with Canaccord Genuity LLC and Roth Capital Partners, LLC entered into on June 26, 2026 (ATM Facility), our ATM facility provides us with the ability to raise up to $50.0 million of additional capital, subject to market conditions. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares under the ATM Facility.
Net cash provided by operating activities: Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2026, net cash provided by operating activities was approximately $1.6 million, compared to approximately $9.1 million for the same period in 2025, representing a decrease of $7.6 million.
Net income for the six months ended June 30, 2026 was $7.3 million, compared to $8.7 million for the same period in 2025. Net income in the current period includes several non-cash items, including $3.4 million of share-based compensation expense and a $4.8 million gain on the sale of the analytical reference standards and services business segment. In addition, the prior year period included the recovery of previously written-off amounts, which did not recur in the current period.
Changes in working capital resulted in a net use of cash during the six months ended June 30, 2026, primarily driven by accounts payable and accrued expenses. Accounts payable decreased, resulting in a $1.4 million use of cash during the current period, compared to a $5.2 million source of cash in the prior year period. Accrued expenses decreased, resulting in a $3.9 million use of cash during the current period, compared to a $0.4 million use of cash in the prior year period. These decreases were partially offset by inventory and trade receivables. Inventory increased, resulting in a $0.2 million use of cash during the current period, compared to a $5.2 million use of cash in the prior year period, reflecting higher inventory purchases in the prior year period associated with our inventory purchase commitments. Trade receivables resulted in a $1.1 million source of cash during the six months ended June 30, 2026, compared to a $0.7 million use of cash in the prior year period.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.
Cash provided by (used in) investing activities: Investing cash flows consist primarily of proceeds from the sale of a business segment and related transaction costs as well as capital expenditures. Net cash provided by investing activities was $5.2 million for the six months ended June 30, 2026 compared to a net use of cash of approximately $0.2 million for the same period in 2025. The increase of $5.3 million was driven by the sale of the analytical reference standards and services business segment.

Net cash (used in) provided by financing activities: Financing cash flows consist primarily of exercises of stock options and ESPP purchases through employee equity incentive plans, share repurchases, and settlements of deferred consideration. For the six months ended June 30, 2026, net cash used in financing activities was $4.8 million, compared to net cash provided by financing activities of $6.8 million for the same period in 2025. This decrease of $11.6 million was primarily driven by $5.1 million of common stock repurchases in the current year period and lower proceeds from stock option exercises of approximately $6.5 million compared to the prior year period.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates from those disclosed in our 2025 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Supplier Concentration Risk
We rely on a single supplier for the supply of nicotinamide riboside chloride (NRC), a key raw material used in our products, and on a limited number of third-party suppliers for other raw materials. This reliance on a sole-source supplier for NRC and a limited supplier base for other inputs exposes us to risks related to supply availability, pricing, quality, and delivery.
Any disruption in supply from key suppliers, including as a result of production issues, capacity constraints, regulatory compliance matters, or other factors, could delay or interrupt our ability to manufacture and distribute our products. In addition, our limited ability to source NRC from alternative suppliers increases our exposure to potential supply shortages or unfavorable commercial terms. Such disruptions or changes in supplier relationships could have a material adverse effect on our business, financial condition, and results of operations.
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
Interest Rate Risk
We may be exposed to interest rate risk in connection with our revolving credit facility with Western Alliance Bank. The facility provides for borrowings of up to $10.0 million at a floating interest rate equal to the greater of (i) 6.00% per annum or (ii) the Prime Rate, plus 1.00%. As of June 30, 2026, we had no outstanding borrowings under this facility and, accordingly, had no current exposure to interest rate fluctuations. However, any future borrowings under the facility would subject us to variability in interest expense based on changes in the Prime Rate. All amounts outstanding under the facility, if any, mature on November 12, 2027.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
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
•If we are unable to maintain or develop sales, marketing and distribution capabilities or maintain or develop arrangements with third parties to sell, market and distribute our products, including through third-party e-commerce marketplaces, our business may be harmed.
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
•increased availability or customer acceptance of alternative ingredients, including NMN, which could cause customers to reduce purchases from us, shift purchases to competing products or seek more favorable pricing or other commercial terms, and any such reduction by a significant customer could disproportionately affect our ingredient revenue, margins and results of operations;
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

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism and related sanctions and countermeasures, riot, civil insurrection or social unrest; and natural or man-made disasters, including extreme weather events due to climate change, famine, flood, fire, earthquake, storm or disease. The effects of rising global inflation are difficult to predict, but could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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
•the expenses we incur in developing and commercializing our products, including research and development and clinical expenses associated with potential pharmaceutical products, the cost of obtaining and maintaining regulatory approvals and developing new distribution channels; and
•unanticipated general and administrative expenses.

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
We face significant competition, including from other supplements such as NMN.
The markets for our products and services are both competitive and price-sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed. In September 2025, the FDA determined that nicotinamide mononucleotide (NMN) may be lawfully marketed as a dietary ingredient. The availability of NMN products as dietary supplements has increased competition in the market for NAD precursor and healthy-aging products, including through lower-priced products, products marketed through the same e-commerce, marketplace, retail and practitioner channels through which we sell our products, and products that consumers may perceive as comparable to or interchangeable with our Niagen® and Tru Niagen® products. The availability of NMN may have a particularly significant competitive impact on our ingredient business, including by causing existing or potential ingredient customers to reduce purchases of our products, purchase alternative ingredients or seek more favorable pricing, volume commitments or other contractual terms from us. If consumers, retailers, distributors, healthcare providers or other customers choose NMN products instead of our products, or if we are required to increase promotional spending, reduce prices or make commercial concessions in response to such competition, our sales, gross margins, profitability, market share and results of operations could be materially adversely affected. We have experienced the impacts of this competition in our ingredient business, including on our financial results, since the September 2025 FDA decision. We have filed a lawsuit challenging the FDA’s interpretation concerning the regulatory status of NMN. We cannot predict the outcome or timing of that litigation, and NMN products may continue to compete with our products during the pendency of the proceeding or if we do not obtain the relief sought. If the FDA’s determination is not overturned or superseded, it may continue to introduce additional channels of competition in certain product categories.
Additionally, some competitors, including sellers of NMN, may engage in misleading marketing practices, including mislabeling their products by overstating ingredient levels or making claims that their products provide benefits similar to ours without scientific support. These practices may mislead consumers into purchasing inferior or ineffective alternatives, thereby eroding our market share and damaging the credibility of the product category as a whole. If such competitors gain traction in the marketplace, our ability to differentiate our scientifically validated products may be diminished, which could adversely affect demand from consumers and ingredient customers, our pricing and contractual terms, our gross margins, and overall business.

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
Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us. We have been, and may in the future be, subject to consumer class actions and other claims challenging the accuracy, substantiation or presentation of our advertising, marketing and product claims. Refer to Note 8, Commitments and Contingencies, Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more detail. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
We have a history of operating losses, may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.
While we have recorded net income in both of the years ended December 31, 2025 and 2024, and have recorded net income of approximately $7.3 million for the six months ended June 30, 2026, we may not be able to sustain profitability in future periods. Our history of net losses and negative cash flow have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to sustain profitability in the future, our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing, distribution and other commercial infrastructure and continue to develop and commercialize our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of June 30, 2026, our cash and cash equivalents totaled approximately $66.7 million, of which $66.6 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. We believe that our existing cash resources and available borrowings are sufficient to fund our current operating plans for at least the next twelve months. However, we may require additional funds beyond that period, either through additional equity or debt financings, including pursuant to the Sales Agreement with Canaccord Genuity LLC and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years, as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
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
•disruptions, suspensions, restrictions or other changes affecting our ability to sell, advertise, fulfill orders or receive payments through third-party e-commerce marketplaces;
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
A portion of our consumer product sales depends on third-party e-commerce marketplaces and platforms. Our ability to sell products through these channels depends on our continued compliance with marketplace policies, listing requirements, advertising rules, fulfillment standards, intellectual property procedures, customer review practices and other terms and conditions that are established and modified by these marketplaces from time to time. These marketplaces have broad discretion to interpret and enforce their policies and may suspend, restrict or remove our product listings, limit our advertising or promotional activities, change search rankings or product placement, modify fulfillment or fee structures, impose reserves, withhold or delay payment of sales proceeds, or take other actions that could adversely affect our sales, cash flows and operating results. Competitors and other third-parties may also challenge our product listings or advertising claims through marketplace complaint, product-compliance or similar procedures, and marketplaces may restrict or remove a listing while such a challenge is being reviewed.
We have experienced, and may in the future experience, interruptions in our ability to sell products through significant third-party online marketplaces, including temporary suspensions or restrictions of product listings. Any such interruption, even if temporary or later resolved, could result in lost sales or a material adverse effect on our business, financial condition, results of operations and cash flows. During the three months ended June 30, 2026, one of our Tru Niagen® product listings was temporarily suspended on a significant third-party e-commerce marketplace through which the product is sold, resulting in lost revenue. Although the listing was subsequently restored, similar suspensions or restrictions could result in additional lost sales, increased costs and diversion of management resources.
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

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by us or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information and other similar threats, including ransomware, supply-chain compromises, criminal or nation-state activity, and emerging attack vectors increasingly enhanced by automation and artificial intelligence. We rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers’ information security practices is limited, and these third parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. There may be additional cyber security threats as our employees have the ability to work from home, utilizing network connections outside of the Company premises. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

As part of our business strategy, we are pursuing the development of NAD precursors for potential therapeutic applications, including in advanced aging-related and rare diseases, and may develop partnerships or licensing arrangements to monetize our proprietary molecules for pharmaceutical applications. To date, these efforts have been limited to research and development activities, including preclinical and clinical studies and regulatory planning, and we do not currently generate revenue from these activities. Pharmaceutical development is costly, time-consuming and uncertain, and we may incur increasing research and development, clinical, regulatory and other expenses as these activities progress. There is no guarantee that we will be able to successfully advance any product candidate or identify suitable partners, negotiate favorable terms, or successfully execute such partnerships. Even if we enter into agreements with third parties, our ability to generate revenue from these arrangements will depend on various factors, including our partners' willingness and ability to invest in research, development, and commercialization efforts.

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
Our customers pay for consumer products using a variety of different payment methods, including credit and debit cards, gift cards and online wallets. Our offerings may be eligible for purchase using health savings account (HSA) or flexible spending account (FSA) funds. We rely on internal systems, as well as those of third parties, to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require the payment of interchange and other fees. We depend on contractors, vendors and other third parties to process HSA/FSA purchases and to make eligibility determinations in accordance with applicable IRS and health insurance plan requirements. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing or HSA/FSA eligibility, our revenue, operating expenses and results of operations could be adversely impacted. Compliance with the Payment Card Industry Data Security Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we will have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact results of operations.

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

Failure by outsourcing facilities that produce pharmaceutical-grade Niagen® and related finished products to adequately perform their obligations could harm our business or financial results.

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
Any failure by clinics, healthcare providers, pharmacies, and other third parties administering Niagen Plus products could adversely affect our brand and reputation.

Although we are independent from the clinics that administer Niagen Plus products, which feature pharmaceutical-grade Niagen®, our brand may be negatively affected by issues arising at the clinic level. We advertise locations where consumers can receive Niagen Plus products, which may create an association between our brand and the services provided by these third-party clinics. We have limited control over the prices charged by clinics or other third-parties for Niagen Plus products and related services, and efforts to restructure our commercial arrangements may not enable us to achieve desired pricing or consumer accessibility.

If clinics, healthcare providers, pharmacies or other third parties administering Niagen Plus products fail to adhere to proper medical protocols, engage in misleading marketing practices, or face regulatory scrutiny, our brand reputation could suffer, even if we are not directly responsible for their actions. Additionally, any adverse events or negative customer experiences at these clinics could erode consumer trust in our products and impact demand. While we seek to partner with reputable clinics, healthcare providers, pharmacies and other third parties, we cannot control their operations, including their pricing practices, and any issues arising from their activities could have a material adverse effect on our business and reputation.
Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the dietary supplement and intravenous therapies market are highly dependent upon consumer perception regarding the safety, efficacy and quality of dietary supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, social media and other publicity regarding the consumption of dietary supplements. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the dietary supplement market or any product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and consequently on our business, results of operations, financial condition and cash flows. Challenges to, or adverse determinations regarding, the substantiation or presentation of our advertising and marketing claims, including by self-regulatory organizations, competitors, marketplaces or plaintiffs, could require us to modify or discontinue claims, result in restrictions on the sale or promotion of our products, expose us to litigation or regulatory scrutiny and adversely affect consumer perception and demand.
Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, if accurate or with merit, could have a material adverse effect on the demand for our products, the availability and pricing of our ingredients, and our business, results of operations, financial condition and cash flows. For example, negative publicity or consumer concerns regarding competitors’ products — such as NMN or similar ingredients — could reduce consumer confidence in dietary supplements generally or in products within the same category, which could in turn adversely affect demand of our products. Further, adverse public reports or other media attention regarding the safety, efficacy and quality of dietary supplements in general, or our products specifically, or associating the consumption of dietary supplements with illness, could have such a material adverse effect. Even media attention that is immaterial or inaccurate can have an impact on our sales or financial results if widely disseminated to our customers. Any such adverse public reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed and the content of such public reports and other media attention may be beyond our control.

We may incur material product liability claims or class action litigation, which could increase our costs and adversely affect our reputation, revenues and operating income.
As a consumer product and ingredient supplier we market and manufacture products designed for human and animal consumption. We are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products include ingredients classified as dietary supplements, or natural health products, and, in most cases, are not subject to pre-market regulatory approval in the United States. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, the products we sell are produced by third-party manufacturers and outsourcing facilities. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We may also be subject to claims arising from products prescribed, compounded, dispensed, sold or administered by independent healthcare providers, pharmacies, clinics or other third parties, particularly where such products bear our name or branding, even if the alleged injury results from conduct or services that we do not control. We have, and may in the future, be subject to various class action lawsuits and product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim or class action litigation against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a materially adverse effect on our business, results of operations, financial condition and cash flows.
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
We may experience delays in the development of, or may never develop, any additional products to commercialize.
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
•we may experience delays in our development program and our pharmaceutical-development efforts, which are at an early stage, may not progress beyond research and development, preclinical or clinical studies or regulatory planning;
•we may rely on third-parties to develop and produce our products, which could lead to increased costs, unanticipated delays, or other negative impacts, and we may be unable to identify or enter into suitable strategic collaborations or licensing agreements;
•any products that are approved may not be accepted in the marketplace;
•we may not be able to partner with clinics willing to distribute our products;
•prescriptions for our pharmaceutical-grade products, which require a prescription, may not be available;
•we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or may not have adequate financial or other resources to achieve significant commercialization of our products;
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
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide us with meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Additionally, our patent portfolio may protect both existing and potential commercial opportunities, even if we do not currently commercialize products covered by those patents. If we are unable to successfully enforce such patents, we may lose competitive or potential future commercialization opportunities.
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
We have obtained licenses from third parties for patents and patent application rights related to ingredients and/or the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. If any third-party licensor is unable to successfully maintain, prosecute or enforce the licensed patents and/or patent application rights related to our products, we may become subject to infringement or misappropriation claims or lose our competitive advantage. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly.
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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation or regulatory priorities, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. For example, recent FDA decisions, including the determination that NMN may be lawfully marketed as a dietary ingredient, if not overturned or superseded, may reflect a relaxation of prior regulatory positions and could result in additional competition or reduced demand for our products and services. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development. For example, recent executive orders have sought to implement “most-favored nation” pricing policies for certain drug and pharmaceutical manufacturers, although the mechanisms by which these policies may be implemented have not yet been determined.
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

We are subject to regulation by various federal, state, local and foreign agencies that require us to comply with a wide variety of laws and regulations, including those regarding the manufacture of products, advertising and product label claims, the distribution of our products and environmental matters. Failure to comply with these laws and regulations could subject us to fines, penalties and additional costs.
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
We are pursuing an investigational new drug (IND) application with the FDA with respect to the potential for one of our patented NAD precursors to be used as a treatment for Ataxia-Telangiectasia (A-T), a rare disease with less than 200,000 cases diagnosed in the U.S. per year, and have obtained Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) designation from the FDA. There is no guarantee that our IND application will be successful, or that we will be able to successfully commence or complete clinical trials or obtain FDA approval for the use of our patented NAD precursor as a treatment for AT. Any delay or failure in advancing the development of our patented NAD precursor as a potential treatment for AT could result in additional costs, and we may not recover the expenses incurred or realize any commercial benefit from these efforts.
We are also subject to various federal, state, local and international laws and regulations that govern the handling, storage, transportation, disposal, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of contamination or injury from toxic or hazardous substances is inherent in our operations and the products we manufacture, sell, or distribute, for which we could be held liable. In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. Current or future environmental, health and safety laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in fines and penalties, product recalls or the imposition of restrictions on our ability to carry on with or expand a portion or all of our operations, which could materially adversely affect our business, financial condition or results of operations.
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
•our operating results falling below expectations;
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
As of June 30, 2026, we had outstanding options for an aggregate of approximately 10.0 million shares of common stock at a weighted average exercise price of $3.82 per share and unvested restricted stock units and market performance stock units of approximately 0.1 million shares and 1.5 million shares, respectively.
Once these awards vest and in the case of stock options, once they are exercised, the resulting shares may be sold in the public market, subject to compliance with our insider trading policies and any applicable requirements under our equity incentive plans. While these policies and plans impose certain restrictions on the timing and method of sale, they generally permit holders to sell shares in the open market.

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

Companies across many industries are facing increased scrutiny, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations surrounding environmental, social and governance (ESG) practices. This increased scrutiny and changing expectations with respect to the Company’s ESG practices as well as new laws and regulations may result in additional costs or risks. The State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if not overturned or amended, will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. While we are not currently subject to these disclosure requirements, if we become subject to them in the future they could result in additional compliance costs and risks. New laws and regulations or more stringent interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations. If we are unable to satisfy such new criteria, investors may conclude that our policies with respect to environmental, social, or corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our ESG procedures or standards do not meet or are perceived to not meet the standards set by various constituencies, which could lead to the loss of existing or potential customers and reduced sales.

Developing and achieving ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have been increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. If we do not achieve publicly announced ESG goals or our competitors’ ESG performance metrics are perceived to be more favorable than ours, our reputation may be harmed, and potential or current investors may elect to invest with our competitors instead. Also in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and the President having issued executive orders opposing diversity, equity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm, which could adversely impact our financial condition and results of operations. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will meet our investors’ ESG expectations, which continue to evolve, and we may incur additional costs and our brand’s ability to attract and retain qualified employees and business may be harmed.
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
On November 6, 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $10.0 million of its outstanding common stock. On March 17, 2026, our board approved an increase in the authorization under the Company’s Share Repurchase Program up to $20.0 million. The Share Repurchase Program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions, or other means as determined by our management, in accordance with applicable securities laws. As part of the Share Repurchase Program, the Company may enter into a pre-arranged stock repurchase plan, which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The Share Repurchase Program expires October 31, 2027, and may be modified, suspended, or discontinued at any time. During the three months ended June 30, 2026, the Company repurchased 683,419 shares of common stock under the Share Repurchase Program.
A summary of the repurchase activity during the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2026	683,419	$4.05	683,419	$14,628,000
Total	683,419		683,419
Item 5. Other Information
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-37752	3.1	3/15/2018
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	8-K	001-37752	3.1	3/19/2025
3.3	Amended and Restated Bylaws of Niagen Bioscience, Inc.	8-K	001-37752	3.2	3/19/2025
10.1	Lease, dated June 12, 2026, by and between DE PARK AVENUE 1100, LLC and ChromaDex, Inc.					X
10.2	Sales Agreement, dated as of June 26, 2026, by and among the Registrant, Canaccord Genuity LLC and Roth Capital Partners, LLC.	S-3	333-297093	1.2	6/26/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGEN BIOSCIENCE, INC.

Date: August 4, 2026	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)