Form 10-Q
period 2026-09-30
Niagen Bioscience, Inc.
filed 2026-11-04
CIK 1386570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 30, 2026 there were 79,196,903 shares of the registrant’s common stock issued and outstanding.

Niagen Bioscience, Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2026

PART I
Item 1.    FINANCIAL STATEMENTS (unaudited)
Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents, including restricted cash of $152 for both periods presented	$69,509	$64,788
Trade receivables, net of allowances of $103 and $147, respectively	6,840	9,741
Inventories	20,524	20,424
Assets held for sale	—	541
Prepaid expenses and other assets	3,342	1,312
Total current assets	100,215	96,806

Leasehold improvements and equipment, net	1,216	1,323
Intangible assets, net	5,136	5,660
Right-of-use assets, net	1,657	2,192
Other long-term assets	470	425
Total assets	$108,694	$106,406
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,503	$10,796
Accrued expenses	3,933	7,722
Current maturities of operating lease obligations	799	1,002
Current deferred consideration liability	535	—
Customer deposits	137	399
Total current liabilities	16,907	19,919
Deferred revenue	2,162	2,674
Operating lease obligations, less current maturities	1,278	1,815
Deferred consideration liability, less current portion	5,273	5,465
Total liabilities	25,620	29,873

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.001 par value; authorized 150,000 shares; 79,030 shares and 79,714 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	79	79
Additional paid-in capital	241,416	240,991
Accumulated deficit	(158,420)	(164,528)
Cumulative translation adjustments	(1)	(9)
Total stockholders’ equity	83,074	76,533
Total liabilities and stockholders’ equity	$108,694	$106,406
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales, net	$27,192	$33,986	$88,451	$95,584
Cost of sales	10,087	12,058	32,056	34,099
Gross profit	17,105	21,928	56,395	61,485

Operating expenses:
Sales and marketing	8,713	8,768	28,518	25,092
Research and development	1,796	1,795	4,790	4,620
General and administrative	8,183	7,129	22,398	19,580
Total operating expenses	18,692	17,692	55,706	49,292
Operating income (loss)	(1,587)	4,236	689	12,193

Nonoperating income:
Interest income, net	414	564	1,161	1,575
Gain on sale of operating segment	—	—	4,781	—

Income (loss) before provision for income taxes	(1,173)	4,800	6,631	13,768
Provision for income taxes	—	222	523	518
Net income (loss)	$(1,173)	$4,578	$6,108	$13,250

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.06	$0.08	$0.17
Diluted	$(0.01)	$0.05	$0.07	$0.15

Weighted average common shares outstanding:
Basic	79,149	79,779	79,460	78,953
Diluted	79,149	86,619	82,822	85,487
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2026	78,908	$79	$239,698	$(157,247)	$(2)	$82,528
Exercise of stock options	122	—	197	—	—	197
Issuance of common stock from ESPP	—	—	(1)	—	—	(1)
Share-based compensation	—	—	1,522	—	—	1,522
Translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(1,173)	—	(1,173)
Balance, September 30, 2026	79,030	$79	$241,416	$(158,420)	$(1)	$83,074

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2025	79,586	$79	$237,358	$(173,238)	$(4)	$64,195
Exercise of stock options	53	—	152	—	—	152
Share-based compensation	—	—	1,756	—	—	1,756
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	4,578	—	4,578
Balance, September 30, 2025	79,639	$79	$239,266	$(168,660)	$(9)	$70,676

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity Continued
(In thousands, unless otherwise indicated)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	79,714	$79	$240,991	$(164,528)	$(9)	$76,533
Exercise of stock options	293	—	514	—	—	514
Issuance of restricted stock	170	—	—	—	—	—
Issuance of common stock from ESPP	26	—	71	—	—	71
Share-based compensation	—	—	4,961	—	—	4,961
Common stock repurchase	(1,173)	—	(5,121)	—	—	(5,121)
Translation adjustment	—	—	—	—	8	8
Net income	—	—	—	6,108	—	6,108
Balance, September 30, 2026	79,030	$79	$241,416	$(158,420)	$(1)	$83,074

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustments	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	77,330	$77	$227,931	$(181,910)	$(4)	$46,094
Exercise of stock options	2,077	2	7,016	—	—	7,018
Issuance of restricted stock	232	—	—	—	—	—
Share-based compensation	—	—	4,319	—	—	4,319
Translation adjustment	—	—	—	—	(5)	(5)
Net income	—	—	—	13,250	—	13,250
Balance, September 30, 2025	79,639	$79	$239,266	$(168,660)	$(9)	$70,676

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Niagen Bioscience, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$6,108	$13,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of leasehold improvements and equipment	348	473
Amortization of intangibles	524	113
Noncash lease expense	535	496
Gain on sale of operating segment	(4,781)	—
Share-based compensation expense	4,961	4,319
Loss on disposal of leasehold improvements and equipment	26	4
Allowance for (Recovery of) credit losses	23	(1,244)
Interest accretion on deferred consideration	348	—
Non-cash financing costs	37	41
Changes in operating assets and liabilities:
Trade receivables	2,878	506
Inventories	(81)	(9,599)
Implementation costs for cloud computing arrangement	(65)	(66)
Prepaid expenses and other assets	(2,112)	375
Accounts payable	707	4,216
Accrued expenses	(3,789)	883
Deferred revenue	(512)	95
Customer deposits and other	(254)	(324)
Operating lease liabilities	(740)	(713)
Deferred consideration liability	42	—
Net cash provided by operating activities	4,203	12,825

Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(202)	(191)
Proceeds from sale of operating segment	5,800	—
Transaction costs from sale of operating segment	(497)	—
Net cash provided by / (used in) investing activities	5,101	(191)

Cash Flows From Financing Activities
Payment of deferred consideration	(47)	—
Proceeds from exercise of stock options	514	7,018
Proceeds from issuance of common stock from ESPP	71	—
Repurchase of common stock	(5,121)	—
Payment of debt issuance costs	—	(12)
Principal payments on finance leases	—	(10)
Net cash (used in) / provided by financing activities	(4,583)	6,996

Net increase in cash and cash equivalents	4,721	19,630
Cash and cash equivalents, including restricted cash of $152 for both periods - beginning of period	64,788	44,660
Cash and cash equivalents, including restricted cash of $152 for both periods - end of period	$69,509	$64,290

Supplemental Disclosures of Cash Flow Information
Cash payments for principal on operating lease liabilities	$740	$637

Supplemental Schedule of Noncash Operating Activity
Right-of-use assets and operating lease obligations incurred for entering into lease amendment	$—	$1,127
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
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
Niagen Bioscience is the innovator behind the NAD+ precursor nicotinamide riboside (commonly referred to as “NR”), commercialized as the flagship ingredient Niagen®, available in both food and pharmaceutical grades. Nicotinamide riboside and other NAD+ precursors are protected by Niagen Bioscience’s patent and/or licensed rights portfolio. The Company delivers food-grade Niagen® as the sole or principal dietary ingredient in its dietary supplement consumer product line, Tru Niagen®, and has expanded its consumer product offerings to include a topical skincare product incorporating Niagen® as the principal ingredient. Furthermore, the Company develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, supplies these ingredients as raw materials to manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively, and supports clinician-directed telehealth access to prescription-based Niagen® offerings.
In addition, the Company is developing NB4168 for potential therapeutic applications, including rare genetic diseases and aging related disorders. These activities include research and development efforts, including preclinical and clinical studies and regulatory planning, and the Company does not currently generate revenue from these activities. The Company may continue internal development and may also pursue strategic collaborations or licensing arrangements.
Prior to February 24, 2026, the Company also provided natural product fine chemicals, known as phytochemicals, and related research and development services through its analytical reference standards and services operating segment. This operating segment was sold as of such date. Certain assets associated with this segment were classified and presented as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025. The results of operations of this segment are included in continuing operations for all periods presented, as the divestiture did not represent a strategic shift that would have a major effect on the Company’s operations or financial results and, therefore, did not meet the criteria for discontinued operations treatment. Refer to Note 4, Business Segments and Concentrations, for further information.

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
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose additional information about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in both interim and annual financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of this standard.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 3. Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computations of income (loss) per share amounts attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(1,173)	$4,578	$6,108	$13,250

Denominator:
Weighted average common shares outstanding for basic earnings per share (1)	79,149	79,779	79,460	78,953
Plus: incremental shares from assumed exercise of options, vesting of restricted stock units, and issuances under the employee stock purchase plan (2)	—	6,840	3,362	6,534
Adjusted weighted average common shares outstanding for diluted earnings per share	79,149	86,619	82,822	85,487

Income (Loss) Per Share:
Basic income (loss) per common share	$(0.01)	$0.06	$0.08	$0.17
Diluted income (loss) per common share	$(0.01)	$0.05	$0.07	$0.15
(1) Includes a weighted average of approximately 167,000 nonvested shares of restricted stock, which are participating securities that feature voting and dividend rights, for each of the three and nine months ended September 30, 2026 and 2025.
(2) Options, restricted stock and performance stock units, and potential shares issuable under the employee stock purchase plan that were anti-dilutive and, therefore, excluded from the computation of weighted average common shares outstanding for each of the three and nine months ended September 30, 2026 and 2025 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock options	9,762	427	3,858	492
Restricted stock and performance stock units	1,595	—	—	—
ESPP	26	—	1	—

Note 4. Business Segments and Concentrations
For the periods presented, the Company’s four reportable segments are as follows:
•Consumer Products segment: provides finished consumer products incorporating the Company's proprietary ingredient, Niagen®, as dietary supplements and skincare products, directly to consumers and distributors;
•Ingredients segment: develops and commercializes proprietary ingredient technologies, including food-grade Niagen® and pharmaceutical-grade Niagen®, and supplies these ingredients as raw materials to the manufacturers of consumer products and U.S. FDA-registered 503B outsourcing facilities, respectively, and supports clinician-directed telehealth access to prescription-based Niagen® offerings;
•Analytical Reference Standards and Services segment: offers the supply of phytochemical reference standards and other research and development services; and
•Pharmaceuticals segment: pursues the pharmaceutical development of proprietary molecules for potential therapeutic applications in rare diseases, and currently conducts research and development activities, including pre-clinical and clinical studies and regulatory planning.

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
In connection with the divestiture, the Company entered into a transition services agreement (TSA) pursuant to which it provided certain operational and administrative services to the buyer for a period of up to six months following the closing date. The TSA expired in August 2026. The Company received a service fee for these services, which was recognized as the services were performed. During the three and nine months ended September 30, 2026, the Company recognized $70,000 and $380,000 of transition services revenue, respectively, which are included in net sales. The related net sales and costs of sales are reflected within “Corporate and other” for segment reporting purposes, as they represent corporate activities not allocated to the Company’s reportable segments. As of September 30, 2026, amounts due to and from the buyer totaled approximately $(4,000) and $3,000, respectively, and are included within accounts payable and trade receivables, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheet. These balances primarily relate to transition services provided under the TSA. The Company has not separately presented these amounts as they are immaterial to the unaudited condensed consolidated financial statements.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The following tables set forth financial information by segment:

Three months ended September 30, 2026	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other (1)	Total

(In thousands)
Net sales	$23,320	$3,802	$—	$—	$70	$27,192
Cost of sales	8,154	1,852	—	—	81	10,087
Gross profit (loss)	15,166	1,950	—	—	(11)	17,105
Operating expenses:
Sales and marketing
Advertising	2,627	—	—	—	—	2,627
Marketing	3,397	150	—	—	—	3,547
Selling	2,517	22	—	—	—	2,539
Research and development	1,062	198	—	536	—	1,796
General and administrative (2)	—	—	—	—	8,183	8,183
Operating expenses	9,603	370	—	536	8,183	18,692

Operating income (loss)	$5,563	$1,580	$—	$(536)	$(8,194)	$(1,587)
(1) Includes TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment, which is reflected in net sales, cost of sales and gross profit.
(2) General and administrative expenses within “Corporate and other” represent ongoing corporate overhead and are not directly attributable to TSA activities.

Three months ended September 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$26,017	$7,197	$772	$—	$—	$33,986
Cost of sales	8,560	2,944	554	—	—	12,058
Gross profit	17,457	4,253	218	—	—	21,928
Operating expenses:
Sales and marketing
Advertising	3,145	—	—	—	—	3,145
Marketing	2,700	17	1	—	—	2,718
Selling	2,788	38	79	—	—	2,905
Research and development	681	176	—	938	—	1,795
General and administrative	—	—	—	—	7,129	7,129
Operating expenses	9,314	231	80	938	7,129	17,692

Operating income (loss)	$8,143	$4,022	$138	$(938)	$(7,129)	$4,236

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2026	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other (1)	Total

(In thousands)
Net sales	$69,895	$17,753	$423	$—	$380	$88,451
Cost of sales	23,588	7,781	308	—	379	32,056
Gross profit	46,307	9,972	115	—	1	56,395
Operating expenses:
Sales and marketing
Advertising	9,085	—	—	—	—	9,085
Marketing	10,531	426	—	—	—	10,957
Selling	8,276	156	44	—	—	8,476
Research and development	2,636	669	—	1,485	—	4,790
General and administrative (2)	—	—	—	—	22,398	22,398
Operating expenses	30,528	1,251	44	1,485	22,398	55,706

Operating income (loss)	$15,779	$8,721	$71	$(1,485)	$(22,397)	$689
(1) Includes TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment, which is reflected in net sales, cost of sales and gross profit.
(2) General and administrative expenses within “Corporate and other” represent ongoing corporate overhead and are not directly attributable to TSA activities.

Nine Months Ended September 30, 2025	Consumer Products segment	Ingredients segment	Analytical Reference Standards and Services segment	Pharmaceuticals segment	Corporate and other	Total

(In thousands)
Net sales	$70,217	$22,985	$2,382	$—	$—	$95,584
Cost of sales	23,420	8,853	1,826	—	—	34,099
Gross profit	46,797	14,132	556	—	—	61,485
Operating expenses:
Sales and marketing
Advertising	9,003	—	—	—	—	9,003
Marketing	7,667	87	1	—	—	7,755
Selling	7,973	94	267	—	—	8,334
Research and development	2,217	725	—	1,678	—	4,620
General and administrative	—	—	—	—	19,580	19,580
Operating expenses	26,860	906	268	1,678	19,580	49,292

Operating income (loss)	$19,937	$13,226	$288	$(1,678)	$(19,580)	$12,193

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by type of goods or services for each of its segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. The pharmaceuticals segment did not generate revenue during the periods presented. Disaggregated revenues are as follows:

Three Months Ended September 30, 2026	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Corporate and Other (1)	Total
(In thousands)
Tru Niagen®, Consumer Product	$23,320	$—	$—	$—	$23,320
Food-grade Niagen®	—	3,372	—	—	3,372
Pharmaceutical-grade Niagen®	—	425	—	—	425
Subtotal Niagen® Related	23,320	3,797	—	—	27,117
Other Ingredients	—	—	—	—	—
Reference Standards	—	—	—	—	—
Services and Other	—	5	—	70	75
Subtotal Other Goods and Services	—	5	—	70	75
Total Net Sales	$23,320	$3,802	$—	$70	$27,192
(1) Includes TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment.

Three Months Ended September 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total (1)
(In thousands)
Tru Niagen®, Consumer Product	$26,017	$—	$—	$26,017
Food-grade Niagen®	—	6,405	—	6,405
Pharmaceutical-grade Niagen®	—	510	—	510
Subtotal Niagen® Related	26,017	6,915	—	32,932
Other Ingredients	—	282	—	282
Reference Standards	—	—	757	757
Services and Other	—	—	15	15
Subtotal Other Goods and Services	—	282	772	1,054
Total Net Sales	$26,017	$7,197	$772	$33,986
(1) Does not include TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment, which is only applicable during 2026 as no such similar activity occurred in 2025.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2026	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Corporate and Other (1)	Total
(In thousands)
Tru Niagen®, Consumer Product	$69,895	$—	$—	$—	$69,895
Food-grade Niagen®	—	15,609	—	—	15,609
Pharmaceutical-grade Niagen®	—	1,700	—	—	1,700
Subtotal Niagen® Related	69,895	17,309	—	—	87,204
Other Ingredients	—	430	—	—	430
Reference Standards	—	—	411	—	411
Services and Other	—	14	12	380	406
Subtotal Other Goods and Services	—	444	423	380	1,247
Total Net Sales	$69,895	$17,753	$423	$380	$88,451
(1) Includes TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment.

Nine Months Ended September 30, 2025	Consumer Products Segment	Ingredients Segment	Analytical Reference Standards and Services Segment	Total (1)
(In thousands)
Tru Niagen®, Consumer Product	$70,217	$—	$—	$70,217
Food-grade Niagen®	—	19,373	—	19,373
Pharmaceutical-grade Niagen®	—	2,900	—	2,900
Subtotal Niagen® Related	70,217	22,273	—	92,490
Other Ingredients	—	712	—	712
Reference Standards	—	—	2,327	2,327
Services and Other	—	—	55	55
Subtotal Other Goods and Services	—	712	2,382	3,094
Total Net Sales	$70,217	$22,985	$2,382	$95,584
(1) Does not include TSA activity related to the divestiture of the Analytical Reference Standards and Services operating segment, which is only applicable during 2026 as no such similar activity occurred in 2025.

Disclosure of Major Customers
Major customers are defined as customers whose sales or trade receivables individually consist of more than ten percent of total sales or total trade receivables, respectively. Percentage of net sales from major customers of the Company’s consumer products segment and ingredients segment for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2026	2025	2026	2025
Customer A	*	11.9%	*	12.4%
Customer B	*	10.8%	*	*
* Represents less than 10%

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The percentage of the amounts due from major customers to total trade receivables, net for the periods indicated were as follows:

	Percentage of the Company’s Total Trade Receivables
Major Customers	At September 30, 2026	At December 31, 2025
Customer A	10.0%	*
Customer B	27.0%	23.0%
Customer C	15.0%	11.0%
* Represents less than 10%
As of September 30, 2026, the Company had total outstanding trade receivables of $6.8 million, with approximately 52.0% of this total concentrated among three customers. Whenever a significant concentration is present it poses a potential risk to the Company’s financial performance and cash flows, as any adverse changes in the payment behavior or financial health of these major customers could impact the Company’s cash flows and financial results.
The Company has determined that the current concentration is primarily due to the timing of purchases, and the Company does not consider the concentration of its trade receivables to be a significant risk. Nevertheless, to ensure prudence and safeguard against potential challenges arising from this concentration, the Company remains vigilant in monitoring the creditworthiness and payment behavior of these major customers. Furthermore, the Company continues to pursue new partnerships and business opportunities which help to diversify its customer base and minimize the risk of an overreliance on any particular trade receivable. Despite the Company’s risk mitigation efforts, there is no assurance that the Company will not experience delays or defaults in payment from its customers, which could result in an increase in the Company’s bad debt expense, a reduction in cash flows, and a negative impact on its financial performance.

Note 5. Inventories
The Company’s major classes of inventory and corresponding balances as of September 30, 2026 and December 31, 2025 are as follows:

(In thousands)	September 30, 2026	December 31, 2025
Consumer Products - Finished Goods	$4,909	$9,860
Consumer Products - Work in Process	5,873	3,094
Bulk ingredients	9,742	7,470
Total Inventory	$20,524	$20,424
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
Notes to the Unaudited Condensed Consolidated Financial Statements
In June 2026, the Company entered into a new office lease for 10,564 rentable square feet in Los Angeles, California. The lease has a contractual term of approximately 8 years and is scheduled to commence on April 1, 2027. The total future lease payments are $4.7 million. The Company will have limited early access to the premises starting December 1, 2026, prior to the commencement date for move-in and related activities. Because the lease had not commenced and the Company did not have the right to access or use the premises as of September 30, 2026, no right-of-use asset or lease liability has been recognized under ASC 842.
Operating Leases
As of September 30, 2026 and December 31, 2025, the Company had ROU assets of $1.7 million and $2.2 million, respectively, and corresponding operating lease liabilities of $2.1 million and $2.8 million, respectively. For the three and nine months ended September 30, 2026 and 2025, the components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating leases
Operating lease expense	$226	$226	$678	$671
Variable lease expense (1)	140	122	386	308
Operating lease expense	366	348	1,064	979
Short-term lease rent expense	5	6	14	13
Total expense	$371	$354	$1,078	$992
(1) Variable lease costs, including property taxes and insurance and common area maintenance fees, are classified in cost of sales in the Company’s Unaudited Condensed Consolidated Statements of Operations.

At September 30, 2026
Weighted-average remaining lease term (years), operating leases	3.0
Weighted-average discount rate, operating leases	7.6%
Future lease payments associated with the Company’s operating lease liabilities as of September 30, 2026 were as follows:

Year	(In thousands)
2026 (Remainder)	$299
2027	782
2028	657
2029	338
2030	263
Total	2,339
Less present value discount	(262)
Present value of total operating lease liabilities	2,077
Less current portion	(799)
Long-term obligations under operating leases	$1,278

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 7. Share-Based Compensation
Equity Plans
The Company grants awards to recipients through the 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by stockholders and the Board of Directors. Pursuant to the latest amendment, the 2017 Plan provides for the issuance of shares that total no more than the sum of (i) 22,900,000 new shares, (ii) any returning shares such as forfeited, cancelled, or expired shares granted under either the 2017 Plan or the Second Amended and Restated 2007 Equity Incentive Plan, and (iii) 500,000 shares pursuant to an inducement award. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award, and (ii) 1.5 shares for each share that relates to an award other than a stock option or stock appreciation right award (a full-value award). As of September 30, 2026, there were approximately 5.6 million remaining shares available for issuance under the 2017 Plan. Options expire 10 years from the date of grant.
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
Employee Stock Purchase Plan
On June 24, 2025, the Company’s shareholders approved the Niagen Bioscience, Inc. Employee Stock Purchase Plan (ESPP), pursuant to which 650,000 shares of the Company’s common stock were reserved for issuance. The ESPP allows eligible officers and employees to purchase designated shares of the Company’s stock through payroll deductions, up to 10% of their base salary or wages. The price of common stock purchased under the ESPP is equal to 85% of the lesser of (i) the closing price of a share of common stock on the purchase date, or (ii) the closing price of a share of common stock on the offering date. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year, with the administrator having the right to establish different offering periods. The Company commenced its first offering period on January 1, 2026 with the first purchase occurring June 30, 2026. On June 30, 2026, 26,000 shares were purchased under the ESPP at $2.71 per share, resulting in cash proceeds of approximately $0.1 million. As of September 30, 2026, 624,000 shares remained available for issuance.
Share Repurchase Program
During the nine months ended September 30, 2026, the Company repurchased 1,173,118 shares of its common stock for an aggregate purchase price of $5.1 million, which was recorded as a reduction of common stock and additional paid-in capital. As of September 30, 2026, approximately $14.6 million remains available under the approved share repurchase program.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock Options
The Company used the following weighted average assumptions for options granted during the nine months ended September 30, 2026:

Weighted Average:	Nine Months Ended September 30, 2026
Expected term	6.7 years
Expected volatility	77.8%
Risk-free rate	4.0%
Expected dividends	—%

Service Period Based Stock Options
The following table summarizes activity of service period-based stock options during the nine months ended September 30, 2026:

		Weighted Average
(In thousands except per share data and remaining contractual term)	Number of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,186	$3.68	6.0	$27,378
Options Granted	1,210	4.54
Options Exercised	(293)	1.75		664
Options Forfeited	(341)	4.20
Outstanding at September 30, 2026	9,762	$3.83	5.6	$3,902	*

Exercisable at September 30, 2026	7,686	$3.65	4.7	$3,567	*
*The aggregate intrinsic values in the table above are based on the Company’s stock price of $2.92, which is the closing price of the Company’s stock on the last trading day for the period ended September 30, 2026.

Restricted Stock Units
The following table summarizes activity of RSUs during the nine months ended September 30, 2026:

(In thousands except per share fair value)	Number of RSUs	Weighted Average Fair Value
Unvested shares at December 31, 2025	268	$1.61
Granted	—	—
Vested	(170)	1.66
Forfeited	(21)	1.53
Unvested shares at September 30, 2026	77	$1.52
There were no activities related to restricted stock awards or market performance stock units during the nine months ended September 30, 2026.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Total Share-Based Compensation
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Share-based compensation expense
Cost of sales	$40	$71	$156	$196
Sales and marketing	149	196	487	616
Research and development	120	145	373	417
General and administrative	1,213	1,344	3,945	3,090
Total	$1,522	$1,756	$4,961	$4,319
As of September 30, 2026, the Company expects to recognize future share-based compensation expense of approximately $5.8 million related to unvested stock options and $2.1 million for unvested PSUs. These expenses will be recognized over weighted-average years of approximately 2.3 for options and 2.5 for PSUs.

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
The Grace Supply Agreement provides for an initial term through April 30, 2029, and will automatically renew for successive 12-month terms unless either party provides written notice of its intent not to renew. The Company is required to purchase a minimum quantity of NRCL during each year of the term. The Company provides rolling monthly forecasts of its anticipated purchase requirements for a 24-month period, of which the first 12 months are binding upon Grace’s acceptance. As of September 30, 2026, the Company is obligated to purchase approximately $17.7 million of NRCL through September 30, 2027.
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
The payment obligations consist of recurring annual payments beginning in 2026 and two fixed lump-sum payments due in 2034 and 2037. Certain payments are denominated in U.S. dollars, while others are denominated in British pound sterling and are subject to foreign currency exchange rate fluctuations. As of September 30, 2026, the carrying value of the Deferred Consideration Obligation was $5.8 million. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Assignment Agreement and related payment obligations.

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
On April 28, 2026, the FDA filed a motion to dismiss the Company’s complaint on procedural grounds. The Company believes the government’s motion lacks merit and has opposed it. The Company’s complaint does not seek monetary damages. The Company cannot predict the outcome of this matter. No accrual has been recorded in the accompanying unaudited condensed consolidated financial statements related to this proceeding.
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
On November 25, 2024, Niagen Bioscience appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. On February 26, 2025, Niagen Bioscience filed its opening appeal brief. Elysium filed its response brief on March 21, 2025. Niagen Bioscience filed its reply brief on April 25, 2025. The Federal Circuit heard the oral arguments on July 9, 2026. On October 30, 2026, subsequent to the end of the quarter, the Federal Circuit issued a nonprecedential decision reversing the district court’s award of attorneys’ fees to Elysium under 35 U.S.C. § 285. The Federal Circuit held that the district court legally erred in treating the Supreme Court’s Myriad decision as dispositive of the patent-eligibility issues and therefore abused its discretion in finding the case exceptional. The Federal Circuit also rejected Elysium’s request to remand the matter for further proceedings and awarded costs on appeal to Niagen Bioscience. Elysium may seek rehearing of the decision or petition the U.S. Supreme Court for a writ of certiorari. Upon issuance of the Federal Circuit’s mandate, the Company intends to seek release of the bond posted to stay enforcement of the judgment. In light of the Federal Circuit’s decision, management now believes the likelihood of a material loss in connection with this matter is remote. As of September 30, 2026, the Company has not recorded an accrual for this matter.

3. Contingencies
(A) On April 28, 2026, Thorne Research, Inc. and Thorne HealthTech, Inc. (collectively, “Thorne”) filed a complaint in the United States District Court for the District of South Carolina against Niagen Bioscience, Inc., ChromaDex, Inc., and QUB (collectively, the “Defendants”). The complaint seeks, among other relief, a declaratory judgment that certain Thorne products do not infringe U.S. Patent No. 12,252,506 (the “’506 Patent”), as well as damages and injunctive relief based on claims of alleged tortious interference with contract, intentional interference with prospective business relations, and unfair competition under South Carolina law.

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Thorne’s complaint arises out of communications by Defendants asserting infringement of the ’506 Patent and the initiation of a patent enforcement proceeding through Amazon’s Patent Evaluation Express (APEX) program relating to certain Thorne products. Thorne alleges that its products do not infringe the ’506 Patent and that Defendants’ actions were improper and caused harm to its business relationships and sales. On August 28, 2026, QUB filed a motion to dismiss the complaint. On October 28, 2026, the court dismissed all but one claim against QUB and permitted jurisdictional discovery pertaining to the remaining claim. The Company intends to vigorously defend against the action. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter due to the early stage of the proceedings. Accordingly, no accrual has been recorded in the accompanying financial statements.
On June 22, 2026, Thorne filed a petition for inter partes review (IPR2026-00400) with the U.S. Patent Trial and Appeal Board (the “PTAB”) challenging claims 1-12 and 21-35 of the ’506 Patent, which relates to methods of preparing nicotinamide riboside and its derivatives. The petition asserts that the challenged claims are unpatentable based on certain prior art references and contends that the challenged claims are not entitled to the July 29, 2013 priority date identified on the face of the ’506 Patent.
The petition relates to the declaratory judgment action described above. The Company opposed institution of the proceeding, including by filing a discretionary denial brief and a patent owner preliminary response. As of the date of this filing, the PTAB has not determined whether to institute inter partes review. The Company intends to vigorously defend the validity of the ’506 Patent. At this time, the Company is unable to predict the outcome of the proceeding or reasonably estimate the possible loss or range of loss, if any, associated with this matter.
(B) On May 28, 2026 and June 16, 2026, respectively, two putative class action complaints were filed against the Company and ChromaDex, Inc. in the United States District Courts for the Central District of California and the Southern District of California alleging, among other things, that certain advertising and marketing claims relating to Tru Niagen® were false or misleading. The complaints seek monetary and equitable relief on behalf of proposed nationwide and state classes under various consumer protection and related laws. On July 17, 2026, the Court ordered the two cases be consolidated and ordered the plaintiffs to file an amended consolidated complaint. The amended consolidated complaint was filed on August 14, 2026. On September 15, 2026, the Company moved to dismiss the consolidated class action complaint. The Company believes the claims are without merit and intends to vigorously defend against these actions. At this early stage of the proceedings, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these matters. Accordingly, no accrual has been recorded in the accompanying financial statements. The Company will continue to monitor these matters and assess the need for any accrual or additional disclosure as the litigation progresses.
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
Under the Supply Agreement, the Company will continue to recognize the deferred revenue balance received in connection with the original NESTEC Ltd. agreement utilizing the output method. Deferred revenue will be recognized by the Company based on the percentage of NRCL kilograms delivered to-date compared to the total forecasted NRCL kilograms expected to be delivered over the duration of the contract term, including renewal options, as estimated by the Company. As a result of the updated forecast, the proportion of NRCL delivered to-date may increase or decline relative to the revised total expected output. Such changes in estimates may lead to an adjustment in the amount of deferred revenue recognized. The impact of the updated estimates on revenue recognized from deferred revenue for the three and nine months ended September 30, 2026 and 2025 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized (reversed) from deferred revenue	$272	$—	$512	$(95)

Table of Contents	Niagen Bioscience, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The corresponding deferred revenue balance as of September 30, 2026 and December 31, 2025 is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Deferred revenue balance	$2,162	$2,674
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
Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” “Niagen Bioscience” and similar expressions refer to Niagen Bioscience, Inc., and depending on the context, its subsidiaries.
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
Our business and product platform are grounded in a significant and growing body of scientific research related to NAD+ and its role in human health. Nicotinamide riboside (“NR”), the active ingredient in our proprietary Niagen®, is among the most extensively studied NAD+ precursors. Data from preclinical studies and human clinical trials indicate that orally administered NR can increase NAD+ levels in blood and tissue. Food-grade Niagen® has been reviewed under the U.S. Food and Drug Administration’s (FDA) new dietary ingredient notification program, notified to the FDA as generally recognized as safe (GRAS), and has received approvals or authorizations in multiple international jurisdictions, including Canada, the European Union, Turkey, and Australia. Niagen® and other NAD+ precursors are protected by a portfolio of owned and licensed patents.
There are more than 525 published human clinical studies related to NAD+ and its role in health. Areas of study include, but are not limited to, understanding NAD+’s role in rare diseases such as Ataxia-Telangiectasia, neurodegenerative diseases, neuropathy, kidney disease, mitochondrial myopathy, liver disease and heart failure. Through our Niagen Research Program (NRP®), formerly the ChromaDex External Research Program (CERP®), we have established research collaborations with universities and research institutions that contribute to peer-reviewed publications advancing the understanding of NAD+’s role in healthy aging and longevity.

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
Ingredients
We develop and supply proprietary ingredient technologies, including food-grade and pharmaceutical-grade Niagen®. Food-grade Niagen® is supplied as a dietary and food ingredient or as a skincare ingredient to manufacturers of consumer and pet products. Pharmaceutical-grade Niagen® is supplied to U.S. FDA-registered 503B outsourcing facilities and certain international compounding pharmacies for use in compounded intravenous and injectable formulations, subject to applicable regulatory requirements. We also support clinician-directed telehealth access to prescription-based Niagen® offerings. These formulations are marketed by the compounding pharmacies as Niagen IV and Niagen injectable products, including under the name “Niagen Plus.”
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
Recent Developments
Brand Campaign
In October 2026, we announced the launch of “Don’t Get Old. Age Better®,” a brand campaign for our Niagen® brand and sub-brands Tru Niagen® and Niagen Plus™, featuring surfer Kelly Slater and more than 20 partners across sports, entertainment, and medicine. As the campaign launched in October 2026, marketing expenses in our Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2026 were not material.
Los Angeles, CA Office Lease Agreement
In June 2026, we entered into a new office lease for 10,564 rentable square feet in Los Angeles, California. The lease has a contractual term of approximately eight years and is scheduled to commence on April 1, 2027. We will have early access to the premises starting on December 1, 2026, prior to the commencement date for move-in and related activities. Because the lease had not commenced as of September 30, 2026, no right-of-use asset or lease liability has been recognized under ASC 842.
Divestiture of Analytical Reference Standards and Services Segment
In February 2026, we completed the sale of substantially all of the assets of our analytical reference standards and services business to a third party for total cash consideration of approximately $6.0 million, subject to customary working capital adjustments of approximately $0.2 million. As part of the transaction, the buyer assumed certain operating liabilities arising after the closing date, while we retained accounts receivable and accounts payable incurred prior to closing.
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
As a result of the divestiture, revenue attributable to analytical reference standards and services is no longer included in our ongoing operating results following the closing date. This change is expected to further concentrate our revenue mix toward higher-growth, consumer-oriented product offerings and ingredient sales. In addition, the analytical reference standards and services business operated with a cost structure and margin profile that differed from our core businesses, including higher fixed operating costs related to specialized personnel, laboratory operations, and quality systems. Following the divestiture, certain shared fixed costs that were previously allocated to the analytical reference standards and services segment will be absorbed primarily by our remaining operations, particularly the ingredients segment, until such time as we are able to realign our cost structure. We may also undertake organizational and workforce adjustments in response to the divestiture; however, any related cost savings are expected to be realized over time and not immediately. As a result, the full impact of these changes on our cost structure and operating margins may evolve over the course of the year. The exit of this operating segment is expected to reduce ongoing operating complexity and may result in greater margin consistency across our remaining operations over time. However, period-to-period comparability of revenue and margins may be affected due to the absence of revenues previously generated by this operating segment.
In connection with the sale, we entered into a transition services agreement (TSA) under which we provided certain operational and administrative services to the buyer for a period of up to six months following the closing date. We received service fees for these services, which were recognized as the services were performed. During the three and nine months ended September 30, 2026, we recognized $70,000 and $380,000 of transition services revenue, respectively, which is included in net sales. The TSA expired in August 2026. Accordingly, we do not expect to recognize any further net sales and cost of sales from this TSA in future periods.
The results of the analytical reference standards and services business are included in continuing operations for all periods presented. For additional information, refer to Note 4, Business Segments and Concentrations to our Unaudited Condensed Consolidated Financial Statements.
Reversal of Elysium Attorneys’ Fee Award
On October 30, 2026, the U.S. Court of Appeals for the Federal Circuit reversed the district court’s October 2024 judgment awarding Elysium Health, Inc. (Elysium) approximately $9.2 million in attorneys’ fees and costs, plus post-judgment interest, in connection with our patent infringement action against Elysium in the U.S. District Court for the District of Delaware. The Federal Circuit concluded that the district court abused its discretion in finding the case exceptional and declined Elysium’s request to remand the matter for further proceedings. We had not recorded an accrual for this matter. Elysium may seek rehearing of the decision or review by the U.S. Supreme Court. For additional information, refer to Note 8, Commitments and Contingencies, to our Unaudited Condensed Consolidated Financial Statements.

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
As of September 30, 2026, our cash and cash equivalents totaled approximately $69.5 million, of which $69.4 million was unrestricted. We anticipate that our current unrestricted cash and cash equivalents and cash to be generated from net sales will be sufficient to meet our financial obligations as they become due over at least the next twelve months. We may, however, seek additional capital in the next twelve months, both to meet our projected operating plans after the next twelve months and/or to fund our longer-term strategic objectives.
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
The results of these segments and our consolidated operations are detailed in the discussion that follows.
Our consolidated net sales, net income and income per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025

Net sales	$27,192	$33,986	$88,451	$95,584
Net income (loss)	(1,173)	4,578	6,108	13,250

Income (Loss) Per Share:
Basic income (loss) per common share	$(0.01)	$0.06	$0.08	$0.17
Diluted income (loss) per common share	$(0.01)	$0.05	$0.07	$0.15

Net Sales
Net sales consist of gross sales less discounts and returns. The following table sets forth our total net sales by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
Net sales:
Consumer Products	$23,320	$26,017	(10)%	$69,895	$70,217	—%
Ingredients	3,802	7,197	(47)%	17,753	22,985	(23)%
Analytical reference standards and services	—	772	(100)%	423	2,382	(82)%
Corporate and other	70	—	N/A	380	—	N/A
Total net sales	$27,192	$33,986	(20)%	$88,451	$95,584	(7)%
Total net sales decreased by $6.8 million and $7.1 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease was attributable to lower net sales from our ingredients segment, consumer products segment, and the absence of analytical reference standards and services revenue following the February 2026 divestiture of that business. The pharmaceuticals segment did not generate revenue during the periods presented. Detailed changes in net sales were driven by the following:
•Within our consumer products segment, Tru Niagen® sales decreased by $2.7 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The decrease during the three months ended September 30, 2026 was driven by lower A.S. Watson sales of $1.7 million and lower e-commerce channel sales of $0.9 million, compared to the corresponding prior year period. The decrease in e-commerce channel sales is primarily attributable to Amazon Prime Day occurring in Q3 in 2025, as compared to Q4 in 2026. The slight decrease during the nine months ended September 30, 2026 was driven by lower A.S. Watson sales of $6.4 million, offset by higher e-commerce channel sales of $3.9 million and increased sales to other distribution channels of $2.2 million, compared to the corresponding prior year period. Growth within other distribution channels was driven in part by increased cross-border sales into China, which increased approximately $0.5 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior-year periods. The decline in sales to A.S. Watson Group reflects variability in ordering patterns and commercial activity during the period. We continue to engage with this partner on marketing and sales initiatives to support the ongoing relationship.
•Total ingredient sales decreased by $3.4 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease was primarily driven by lower sales to food-grade Niagen® partners, which declined by approximately $3.0 million and $3.8 million, respectively, as well as lower pharmaceutical-grade Niagen® sales of $0.1 million and $1.2 million, respectively. The decrease in food-grade ingredient sales was primarily driven by lower purchasing from the largest ingredient customer due to softer downstream demand and sell-through, which resulted in decreases of $3.2 million and $6.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Pharmaceutical-grade sales also reflected reduced purchasing expectations from partners as compared to prior year periods. Ingredient partner orders remain subject to timing variability.
•Analytical reference standards and services net sales decreased by $0.8 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases reflect the February 2026 divestiture of the Analytical Reference Standards and Services business, resulting in only partial-period revenue being recognized during the current-year periods. As a result of the divestiture, we do not expect to generate additional net sales from this segment in future periods.
•Corporate and other net sales represent revenue generated under the TSA entered into in connection with the February 2026 divestiture of our Analytical Reference Standards and Services operating segment. The TSA provided for specified transition services to support the buyer for a period of up to six months following the closing date. The TSA expired in August 2026. Accordingly, we do not expect to recognize additional related revenue in future periods.

Cost of Sales
Cost of sales includes raw materials, labor, overhead, and delivery costs. The following table sets forth our total cost of sales by reportable segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		% of net sales		Amount		% of net sales
($ In thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Cost of sales:
Consumer Products	$8,154	$8,560	35.0%	32.9%	$23,588	$23,420	33.7%	33.4%
Ingredients	1,852	2,944	48.7	40.9	7,781	8,853	43.8	38.5
Analytical reference standards and services	—	554	N/A	71.8	308	1,826	72.8	76.7
Corporate and other	81	—	115.7	N/A	379	—	99.7	N/A
Total cost of sales	$10,087	$12,058	37.1%	35.5%	$32,056	$34,099	36.2%	35.7%
Total cost of sales, as a percentage of net sales, increased to 37.1% and 36.2% for the three and nine months ended September 30, 2026, respectively, compared to 35.5% and 35.7% for the corresponding periods in 2025. Changes in cost of sales were primarily driven by the following:
•Cost of sales, as a percentage of net sales, within our consumer products segment may vary due to changes in business mix, product mix, costs of components, inflationary pressures, optimization efforts in our supply chain, and other factors. For the three and nine months ended September 30, 2026, cost of sales as a percentage of net sales increased by approximately 210 basis points and 30 basis points, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was attributable to lower e-commerce sales, which generally carry higher gross margins.
•Cost of sales, as a percentage of net sales, in our ingredients segment are influenced by several factors including inventory purchase costs, fixed supply chain overhead, transportation and storage costs, product mix, and other factors. For the three and nine months ended September 30, 2026, cost of sales as a percentage of net sales increased by approximately 780 basis points and 530 basis points, respectively, compared to the same periods in 2025. The increase was primarily attributable to lower overall sales, as a large portion of overhead costs is fixed in nature and therefore does not decrease in line with reduced sales levels. In addition, for the nine months ended September 30, 2026, we had an unfavorable shift in product mix, with food-grade Niagen® representing a greater proportion of segment sales and pharmaceutical-grade Niagen® representing a smaller proportion of segment sales, each of which carries a distinct margin profile, resulting in lower overall gross margins during the period. Gross margins were also impacted by pricing concessions provided to certain customers to support commercial relationships in a more competitive market environment.
•Cost of sales, as a percentage of net sales, in our analytical reference standards and services segment are influenced by many factors including inventory purchase costs, fixed supply chain overhead, transportation and storage costs, and other factors. Following the February 2026 divestiture of the business, both net sales and cost of sales reflect only partial-period operations during the current year and therefore declined compared to the corresponding prior-year periods. We do not expect this segment to generate additional net sales or incur additional cost of sales in future periods.
•Corporate and other cost of sales represent expenses incurred under the TSA entered into in connection with the February 2026 divestiture of our Analytical Reference Standards and Services operating segment. The TSA provided for specified transition services to support the buyer for a period of up to six months following the closing date. The TSA expired in August 2026. Accordingly, we do not expect to incur additional related cost of sales in future periods.

Gross Profit (loss)
Gross profit (loss) is net sales less the cost of sales and is affected by business and product mix, competitive pricing and costs of products, labor, overhead, services, and delivery, among other factors. The following table sets forth our total gross profit (loss) by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
Gross profit (loss):
Consumer Products	$15,166	$17,457	(13)%	$46,307	$46,797	(1)%
Ingredients	1,950	4,253	(54)	9,972	14,132	(29)
Analytical reference standards and services	—	218	(100)	115	556	(79)
Corporate and other	(11)	—	N/A	1	—	N/A
Total gross profit (loss)	$17,105	$21,928	(22)%	$56,395	$61,485	(8)%
For details supporting the changes in gross profit, refer to the preceding discussions outlining the changes in both our net sales and cost of sales for each respective segment.
Operating Expenses - Sales and Marketing
Sales and marketing expense consists of salaries, advertising, public relations, marketing expenses and commissions. Sales and marketing expense by reportable segment is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ In thousands)	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Advertising expenses:
Consumer Products	$2,627	11.3%	$3,145	12.1%	$9,085	13.0%	$9,003	12.8%
Total advertising expenses	$2,627	9.7%	$3,145	9.3%	$9,085	10.3%	$9,003	9.4%
Marketing expenses:
Consumer Products	$3,397	14.6%	$2,700	10.4%	$10,531	15.1%	$7,667	10.9%
Ingredients	150	3.9	17	0.2	426	2.4	87	0.4
Analytical reference standards and services	—	N/A	1	0.1	—	—	1	—
Total marketing expenses	$3,547	13.0%	$2,718	8.0%	$10,957	12.4%	$7,755	8.1%
Sales expenses:
Consumer Products	$2,517	10.8%	$2,788	10.7%	$8,276	11.8%	$7,973	11.4%
Ingredients	22	0.6	38	0.5	156	0.9	94	0.4
Analytical reference standards and services	—	N/A	79	10.2	44	10.4	267	11.2
Total sales expenses	$2,539	9.3%	$2,905	8.5%	$8,476	9.6%	$8,334	8.7%
Total sales and marketing expenses:
Consumer Products	$8,541	36.6%	$8,633	33.2%	$27,892	39.9%	$24,643	35.1%
Ingredients	172	4.5	55	0.8	582	3.3	181	0.8
Analytical reference standards and services	—	N/A	80	10.4	44	10.4	268	11.3
Total sales and marketing expenses	$8,713	32.0%	$8,768	25.8%	$28,518	32.2%	$25,092	26.3%

Total sales and marketing expenses decreased by $0.1 million and increased by $3.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. As a percentage of net sales, total sales and marketing expenses increased by 620 basis points and 590 basis points, respectively. The increase primarily reflects higher advertising and customer acquisition costs, investments to support brand growth and planned commercial initiatives, including increased spending in marketing channels that are expected to build longer-term brand awareness and customer acquisition rather than generate immediate revenue.
•For our consumer products segment, sales and marketing expenses slightly decreased by $0.1 million and increased by $3.2 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 and, as a percentage of net sales, increased to 36.6% from 33.2% and to 39.9% from 35.1%, respectively. The increase was primarily attributable to higher marketing and advertising expenditures to support brand growth and customer acquisition initiatives, as well as increased personnel-related costs associated with the expansion of our marketing organization. These initiatives are intended to support long-term growth and may not result in immediate increases in net sales.
•For our ingredients segment, sales and marketing expense slightly increased by $0.1 million and $0.4 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 and, as a percentage of net sales, increased to 4.5% from 0.8% and to 3.3% from 0.8%. The increase was primarily attributable to higher marketing and promotional expenditures supporting pharmaceutical-grade Niagen® commercialization initiatives.
•For our analytical reference standards and services segment, sales and marketing expense decreased for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, primarily due to the February 2026 divestiture of the business and the resulting reduction in operating activities.
Operating Expenses - Research and Development
Research and development (R&D) expenses consist primarily of personnel-related costs, clinical trials, product development, and process development expenses. Prior-period amounts have been recast to conform to the current period segment presentation. R&D expenses by reportable segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change
R&D expenses:
Consumer Products	$1,062	$681	56%	$2,636	$2,217	19%
Ingredients	198	176	13	669	725	(8)
Pharmaceuticals	536	938	(43)	1,485	1,678	(12)
Total R&D expenses	$1,796	$1,795	—%	$4,790	$4,620	4%
•R&D expenses in our pharmaceuticals segment decreased by $0.4 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease was largely driven by the absence of expenses associated with a potential Parkinson's disease therapy that were recognized in the third quarter of 2025, partially offset by continued investment in the research and development of an NAD+ precursor-based candidate for potential therapeutic applications in rare diseases.
•The remaining R&D expenses related to our Niagen® branded ingredient are allocated to the consumer products and ingredients segments based on recorded revenues. R&D expenses allocated to these segments increased by $0.4 million for each of the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025 primarily due to higher spending on other research and development activities, including scientific engagement initiatives such as a research conference were partially offset by lower direct consulting and product development research expenses. We expect R&D spending within these segments to continue to vary based on the timing and scope of research projects, clinical development activities, scientific engagement initiatives, and internal resource allocation.

Operating Expenses - General and Administrative
General and administrative expense consists of general company administration, legal, royalties, IT, accounting and executive management expenses. General and administrative expenses are not allocated by segment and instead are classified under our Corporate and Other category. General and administrative expense for the periods indicated were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2026	2025	% Change	2026	2025	% Change

General and administrative	$8,183	$7,129	15%	$22,398	$19,580	14%
Total general and administrative expenses increased by $1.1 million and $2.8 million during the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025. The increase during the three months ended September 30, 2026, compared to the corresponding period in 2025 was primarily due to a $1.5 million increase in legal fees partially offset by $0.3 million in lower royalties and $0.3 million in lower employee-related expenses. The increase during the nine months ended September 30, 2026, compared to the corresponding period in 2025 was primarily driven by a $1.3 million increase in provisions for credit losses, reflecting a $1.3 million recovery of credit losses recognized in the prior year period that did not occur in 2026, a $1.7 million increase in legal fees, as well as an increase of $0.9 million in share-based compensation, partially offset by $1.0 million in lower royalties. For additional details regarding the prior year recovery of credit losses, refer to our Form 10-K filing for the year ended December 31, 2025, Note 10, Commitments and Contingencies.
Income Taxes
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, we maintained a full valuation allowance against the entire deferred income tax balance. In accordance with ASC 740, Income Taxes, future realization of deferred tax assets depends on the existence of sufficient taxable income, including the expectation of future profitability.
The Company did not record income tax expense for the three months ended September 30, 2026 and recorded $523,000 for the nine months ended September 30, 2026, representing 7.9% of earnings before income taxes. During the three and nine months ended September 30, 2025, the Company recorded $222,000 and $518,000, respectively, of income tax expense representing 4.6% and 3.8% of earnings before income taxes for the respective periods.
The Company is not currently under examination by the Internal Revenue Service or any other major income tax jurisdiction. As of September 30, 2026 and December 31, 2025, the Company has not identified any material uncertain tax positions requiring a reserve.
Depreciation and Amortization
Depreciation expense was approximately $348,000 and $473,000 for the nine months ended September 30, 2026 and 2025, respectively. We depreciate our assets on a straight-line basis, based on the estimated useful lives of the respective assets.
Amortization expense of intangible assets was approximately $524,000 and $113,000 for the nine months ended September 30, 2026 and 2025, respectively. We amortize intangible assets using a straight-line method, generally over 10 years. For licensed patent rights, the useful lives are 10 years or the remaining term of the patents underlying licensing rights, whichever is shorter. The useful life of subsequent milestone payments that are capitalized match the remaining useful life of the initial licensing payment that was originally capitalized.
Noncash lease expense related to right-of-use assets was approximately $535,000 for the nine months ended September 30, 2026 compared to $496,000 for the nine months ended September 30, 2025.
Liquidity and Capital Resources
From inception through September 30, 2026, we have incurred aggregate losses of approximately $158.4 million. These losses are primarily due to expenses associated with the development and expansion of our operations and investments to protect our intellectual property, including litigation-related expenses. Historically, our operations were financed primarily through capital contributions, including the issuance of common stock in private placements, as well as cash generated from sales. As our operating results and cash generation improved in recent periods, our liquidity profile also strengthened. Additional periods of decline in our net income or net losses would negatively impact our liquidity.

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
As of September 30, 2026, we had cash and cash equivalents of $69.5 million, including approximately $0.2 million of restricted cash. Our cash and cash equivalents as of September 30, 2026 consisted of bank deposits and short-term investments in highly liquid investment-grade debt instruments with an original maturity of three months or less. In addition, as of September 30, 2026, we had purchase obligations of approximately $17.7 million related to inventory purchase commitments and approximately $2.3 million related to future minimum lease obligations under commenced leases to be paid over twelve months and four years, respectively, as well as fixed, unconditional deferred consideration obligations of approximately $9.5 million and £0.4 million payable through 2038 in connection with the assignment of certain patent rights. During June 2026, we entered into a new operating lease for office space in Los Angeles with a contractual commencement date of April 1, 2027, subject to certain early access provisions. Because the lease had not commenced as of September 30, 2026, no related right-of-use asset or lease liability has been recognized in the accompanying Unaudited Condensed Consolidated Balance Sheets. Upon commencement of the lease, we expect to recognize the associated operating lease assets and liabilities in accordance with ASC 842. As of September 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements and no borrowings outstanding under our line of credit. We believe that our current unrestricted cash and cash equivalents, together with cash expected to be generated from operations will be sufficient to meet our financial obligations as they become due over at least the next twelve months and beyond. In addition, pursuant to the Sales Agreement with Canaccord Genuity LLC and Roth Capital Partners, LLC entered into on June 26, 2026 (ATM Facility), our ATM facility provides us with the ability to raise up to $50.0 million of additional capital, subject to market conditions. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares under the ATM Facility.
Net cash provided by operating activities: Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2026, net cash provided by operating activities was approximately $4.2 million, compared to approximately $12.8 million for the same period in 2025, representing a decrease of $8.6 million.
Net income for the nine months ended September 30, 2026 was $6.1 million, compared to $13.3 million for the same period in 2025. Net income in the current period includes several non-cash items, including $5.0 million of share-based compensation expense and a $4.8 million gain on the sale of the analytical reference standards and services business segment. In addition, the prior year period included the recovery of previously written-off amounts, which did not recur in the current period.
Changes in working capital resulted in a net use of cash during the nine months ended September 30, 2026, primarily driven by accrued expenses and prepaid expenses and other assets. Accrued expenses decreased, resulting in a $3.8 million use of cash during the current period, compared to a $0.9 million source of cash in the prior year period. Prepaid expenses and other assets increased, resulting in a $2.1 million use of cash during the current period, compared to $0.4 million source of cash in the prior year period, reflecting higher prepayments associated with marketing and advertising expenses as well as ongoing research and development projects. These uses of cash were partially offset by sources of cash from trade receivables and accounts payable. Trade receivables resulted in a $2.9 million source of cash during the current period, compared to a $0.5 million source of cash in the prior year period. Accounts payable increased, resulting in a $0.7 million source of cash during the current period, compared to a $4.2 million source of cash in the prior year period.
We expect operating cash flows to continue to fluctuate significantly from period to period due to a variety of factors, including changes in operating results, shipment timing, the pace of trade receivable collections, inventory management practices, and the timing of payments to vendors, among other factors.
Cash provided by (used in) investing activities: Investing cash flows consist primarily of proceeds from the sale of a business segment and related transaction costs as well as capital expenditures. Net cash provided by investing activities was $5.1 million for the nine months ended September 30, 2026 compared to a net use of cash of approximately $0.2 million for the same period in 2025. The increase of $5.3 million was driven by the sale of the analytical reference standards and services business segment.

Net cash (used in) provided by financing activities: Financing cash flows consist primarily of exercises of stock options and ESPP purchases through employee equity incentive plans, share repurchases, and settlements of deferred consideration. For the nine months ended September 30, 2026, net cash used in financing activities was $4.6 million, compared to net cash provided by financing activities of $7.0 million for the same period in 2025. This decrease of $11.6 million was primarily driven by $5.1 million of common stock repurchases in the current year period and lower proceeds from stock option exercises of approximately $6.5 million compared to the prior year period.
Critical Accounting Estimates
There have been no material changes to critical accounting estimates from those disclosed in our 2025 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Supplier Concentration Risk
We rely on a single supplier for the supply of nicotinamide riboside chloride (NRCL), a key raw material used in our products, and on a limited number of third-party suppliers for other raw materials. This reliance on a sole-source supplier for NRCL and a limited supplier base for other inputs exposes us to risks related to supply availability, pricing, quality, and delivery.
Any disruption in supply from key suppliers, including as a result of production issues, capacity constraints, regulatory compliance matters, or other factors, could delay or interrupt our ability to manufacture and distribute our products. In addition, our limited ability to source NRCL from alternative suppliers increases our exposure to potential supply shortages or unfavorable commercial terms. Such disruptions or changes in supplier relationships could have a material adverse effect on our business, financial condition, and results of operations.
Inventory and Purchase Commitment Risk
We enter into purchase commitments with suppliers for raw materials, including NRCL, in order to support our anticipated production and sales requirements. These commitments may require us to purchase minimum quantities and maintain certain inventory levels. As a result, we are exposed to risks associated with changes in demand, forecasting inaccuracies, and inventory management. If actual demand for our products is lower than expected or if market conditions change, we may be required to hold excess inventory or sell products at reduced margins. In addition, we may be unable to fully utilize committed raw materials, which could result in inventory write-downs or other charges. Such outcomes could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are exposed to market risks arising from changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We may be exposed to interest rate risk in connection with our revolving credit facility with Western Alliance Bank. The facility provides for borrowings of up to $10.0 million at a floating interest rate equal to the greater of (i) 6.00% per annum or (ii) the Prime Rate, plus 1.00%. As of September 30, 2026, we had no outstanding borrowings under this facility and, accordingly, had no current exposure to interest rate fluctuations. However, any future borrowings under the facility would subject us to variability in interest expense based on changes in the Prime Rate. All amounts outstanding under the facility, if any, mature on November 12, 2027.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Risks Related to our Products:
•We rely on a single supplier, W.R. Grace, for NRCL and a limited number of third-party suppliers for the raw materials required to produce our products.
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
•Our use of artificial intelligence technologies, and their use by third parties on which we rely, may expose us to privacy, data security, regulatory and reputational risks and may not produce the benefits we expect.
•Our advertising, marketing and sales practices are subject to regulation by the U.S. Federal Trade Commission (FTC) and state authorities, and any actual or alleged failure to comply could result in enforcement actions, litigation, restrictions on our marketing and harm to our reputation.
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
While we have recorded net income in both of the years ended December 31, 2025 and 2024, and have recorded net income of approximately $6.1 million for the nine months ended September 30, 2026, we may not be able to sustain profitability in future periods. Our history of net losses and negative cash flow have had, and may continue to have, an adverse effect on our stockholders’ equity and working capital, and if we are not able to sustain profitability in the future, our stock price may be depressed. We expect to continue to incur increasing expenses as we develop our sales, marketing, distribution and other commercial infrastructure and continue to develop and commercialize our products, including the cost of obtaining and maintaining regulatory approvals, and establishing new distribution channels for pharmaceutical-grade Niagen®.
As of September 30, 2026, our cash and cash equivalents totaled approximately $69.5 million, of which $69.4 million was unrestricted, and we had no borrowings outstanding under our line of credit up to $10.0 million, subject to certain terms and conditions, with Western Alliance Bank. We believe that our existing cash resources and available borrowings are sufficient to fund our current operating plans for at least the next twelve months. However, we may require additional funds beyond that period, either through additional equity or debt financings, including pursuant to the Sales Agreement with Canaccord Genuity LLC and Roth Capital Partners, LLC (ATM Facility), or collaborative agreements, lines of credit from other banks, or other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. Further, in recent years, as a result of various factors including global instability, increased interest rates, and inflationary conditions, among other factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If adequate financing is not available, the Company will delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.
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

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by us or other parties. We use our data centers and our networks, and those of third parties, to store and access our proprietary business and other sensitive information. We and the third parties upon which we rely may face various cyber security threats, which are prevalent and continue to increase, including, without limitation, cyber security attacks on our information technology infrastructure, attempts by others to gain access to our proprietary or sensitive information, phishing attacks, social engineering and other attacks, including ransomware, supply-chain compromises, criminal or nation-state activity, and emerging attack vectors increasingly enhanced by automation and artificial intelligence. We cannot provide assurance, however, that we will not experience a cybersecurity incident in the future that materially affects us. We rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. Our ability to monitor these third-party providers’ information security practices is limited, and these third parties may not have adequate information security measures in place. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent, and these attacks and other security incidents, including those caused by insider threat actors or by employee or contractor misconduct or error, can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply-chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Incidents affecting our third-party service providers, including software supply chain compromises and faulty software updates, could disrupt our operations or compromise our data, and our ability to recover resulting losses from them may be limited. There may be additional cyber security threats as our employees have the ability to work from home, utilizing network connections outside of the Company premises. Any of the previously identified or similar threats could cause a security incident or other interruption and could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Additionally, some applicable federal, state and foreign laws may require companies to notify individuals, government regulators, including state attorneys general, the U.S. Department of Health and Human Services Office for Civil Rights, credit agencies and the media, of security incidents involving particular personally identifiable information, which could result from incidents experienced by us or by our vendors, contractors, or organizations with which we have relationships. Notifications and follow-up actions related to a security incident are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences and could impact our reputation or cause us to incur significant costs, including legal expenses and remediation costs. In addition, SEC rules generally require us to disclose material cybersecurity incidents within four business days after we determine an incident is material. We must make that determination without unreasonable delay after discovery of the incident.

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
The insurance industry has previously experienced periods of increased selectivity in providing certain types of coverage, including product liability, cyber, property, and directors’ and officers’ liability insurance. It is possible that such trends may recur in the future. We currently maintain insurance coverage that aligns with our historical levels and risk management policies. However, we cannot guarantee the availability of comparable insurance coverage on favorable terms, or at all, in the future. Furthermore, some of our customers, as well as prospective customers, stipulate that we maintain specific minimum levels of coverage for our products. Failure to meet these required coverage levels could lead to material changes in business terms or the potential loss of business relationships.

We depend on key personnel, the loss of any of which could negatively affect our business.
Our business depends greatly on the expertise and contributions of several key individuals, including our senior leadership team and other critical team members and professionals in scientific research and marketing. The development of our products and services and the effective marketing of our offerings necessitate individuals with specialized skills and experience. Moreover, certain positions within our organization, such as those in manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce, are highly technical and require qualified personnel. We operate within highly competitive markets, and the demand for skilled professionals in our industry is high. Competitors, customers, marketing partners, and other companies in our industry also seek these same talented individuals. Therefore, our ability to succeed is intrinsically linked to our capacity to attract and retain skilled personnel, which will necessitate substantial financial resources. There can be no guarantee that we will successfully identify and attract additional qualified employees or retain our existing team members. Any inability to recruit qualified personnel, the loss of key individuals’ services, including our executive officers, or the potential loss of future executive officers or key personnel, may have a material and adverse effect on our business.

We may not be able to monetize our products for use in pharmaceuticals through partnerships, licensing, or other arrangements, and we may not receive regulatory approval to commercialize a pharmaceutical product.

As part of our business strategy, we are pursuing the development of NAD precursors for potential therapeutic applications, including in advanced aging-related and rare diseases, and may develop partnerships or licensing arrangements to monetize our proprietary molecules for pharmaceutical applications. To date, these efforts have been limited to research and development activities, including preclinical and clinical studies and regulatory planning, and we do not currently generate revenue from these activities. Pharmaceutical development is costly, time-consuming and uncertain, and we may incur increasing research and development, clinical, regulatory and other expenses as these activities progress. There is no guarantee that we will be able to successfully advance any product candidate or identify suitable partners, negotiate favorable terms, or successfully execute such partnerships. Even if we enter into agreements with third parties, our ability to generate revenue from these arrangements will depend on various factors, including our partners’ willingness and ability to invest in research, development, and commercialization efforts.

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
Risks Related to Our Products
We rely on a single supplier, W.R. Grace, for NRCL and a limited number of third-party suppliers for the raw materials required to produce our products. Any failure by or loss of a third-party supplier could result in delays and increased costs, which may adversely affect our business.
Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, including NRCL, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, including supply shortages, supplier production disruptions, quantity issues, or disruption to our suppliers, could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Additionally, our suppliers may fail inspection or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, or interrupt production of then existing products that are already marketed, which would have a material adverse effect on our business. In particular, W.R. Grace & Co.-Conn. (Grace) is our single source for the supply of food-grade NRCL. Our supply of NRCL is subject to periodic renewals and these renewals are not guaranteed. In January 2019, Grace obtained patents related to the crystalline form of NRCL which limit our ability to find alternatives for supply if we are unable to further extend our agreement with Grace. There is no guarantee that we will be able to continue to contract with Grace for the supply of NRCL, or that such terms will be favorable to us.

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

We have experienced, and may in the future experience, product recalls, which could cause us to incur significant and unexpected costs, and adversely affect our business reputation.
We have been, and may in the future be, exposed to product recalls and adverse public relations if our products are alleged to be mislabeled or to cause injury or illness, or if we are alleged to have violated governmental regulations. For example, in December 2025, a retail partner in Asia initiated a recall and withdrawal from sale of certain units of our Tru Niagen® Immune Daily Defense product in Hong Kong and Singapore, asserting that the product contained more than the labeled amount of Vitamin D3. The matter resulted in a commercial dispute with the retail partner, the withholding and subsequent collection of receivables, the return of unsold inventory and ongoing obligations to provide replacement products. Any future product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow, and could require significant management attention. Product recalls may also harm the value of our brands, reduce demand for our products, and lead to increased scrutiny of our operations by federal, state or international regulatory agencies and increased litigation, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

In the event a competitor infringes our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. In particular, in our patent litigation with Elysium Health, Inc. and Elysium Health LLC (collectively, “Elysium”), the district court awarded Elysium approximately $9.2 million in attorneys’ fees and costs. Although the U.S. Court of Appeals for the Federal Circuit reversed that award on October 30, 2026, Elysium may seek further review of the decision, and an adverse final outcome may have an adverse effect on our financial condition. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.
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
Governmental agencies throughout the world, including in the United States, strictly regulate the pharmaceutical, dietary supplement, food and cosmetic industries. Changes in regulation or regulatory priorities, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services or adversely impact our ability to comply with the new regulations. For example, recent FDA decisions, including the determination that NMN may be lawfully marketed as a dietary ingredient, if not overturned or superseded, may reflect a relaxation of prior regulatory positions and could result in additional competition or reduced demand for our products and services. Other recent FDA proposed rules relating to GRAS notification requirements for certain uses of conventional foods could impact timelines for commercialization of new dietary ingredients and formulations. Further, ongoing federal legislation proposals remain active with respect to dietary supplements, which could impact competition in a manner impacting revenue if passed. Also, if the government makes efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their spending on research and development. For example, recent executive orders and related initiatives have advanced “most-favored nation” pricing policies for certain drug and pharmaceutical manufacturers, including through manufacturer agreements and Medicare and Medicaid drug pricing models, although the ultimate scope and impact of these policies remain uncertain.
Compliance with stringent and changing global privacy and data security laws and regulations may increase our operating costs, expose us to liability, and restrict our ability to collect, use, transfer, and otherwise process data critical to our business. Any actual or perceived failure to comply could materially adversely affect our business, financial condition, or operations.
We process personal information and other sensitive information (including proprietary and confidential business information, trade secrets, intellectual property, patient and clinical trial data, genetic and health-related data, and sensitive third-party information) to operate our business. Accordingly, we are, or may become, subject to numerous federal, state, local, and foreign privacy and data security laws, regulations, guidance and industry standards as well as contracts and other obligations that apply to the processing of personal data by us and on our behalf. The legal framework for the processing of information worldwide is dynamic and complex, and we expect additional changes in laws, regulations, and regulatory interpretations. Our efforts to comply with data privacy and cybersecurity laws are likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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
In the United States, a number of states have enacted comprehensive consumer privacy laws. Additional data privacy and security laws have been proposed at the federal, state, and local levels, which could further complicate compliance efforts and increase the risk of enforcement action against us because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Our use of personal information , including health-related information and clinical trial data, in connection with data analytics and emerging technologies, including artificial intelligence, may be subject to additional privacy constraints, including requirements relating to lawful bases for processing, transparency obligations, limitations on secondary uses, including uses beyond the scope of the consents obtained from consumers or clinical trial participants, and automated decision-making oversight. Regulators in multiple jurisdictions have implemented or are considering new privacy and AI-specific legal frameworks, and any failure or perceived failure by us to comply with such requirements could lead to regulatory investigations, enforcement actions, fines, or restrictions on data use. We may also face enforcement risk where our partners, vendors, or service providers leverage AI in ways that involve personal data, even if we do not control the underlying technology.
Our use of artificial intelligence technologies, and their use by third parties on which we rely, may expose us to privacy, data security, regulatory and reputational risks and may not produce the benefits we expect.
We use, and may increasingly use, artificial intelligence, machine learning, generative artificial intelligence and other automated technologies (collectively, “AI technologies”) in our business, including in marketing and content creation, customer service, data analysis, research and development, and internal operations, and third-party vendors and service providers on which we rely may incorporate AI technologies into the products and services they provide to us. AI technologies may produce inaccurate, incomplete, misleading or biased outputs. If we use AI technologies in research and development, including to analyze clinical or scientific data, inaccurate or unreliable outputs could compromise the integrity of our research and our ability to substantiate product claims or support regulatory submissions. If advertising, marketing or other content created with AI technologies by us or by third parties acting on our behalf includes inaccurate, unsubstantiated or non-compliant claims regarding our products, including claims regarding their health benefits or efficacy, we could be subject to regulatory investigations and enforcement actions by the FTC, the FDA or state authorities, as well as litigation and reputational harm.
AI technologies may also increase our data security risks. Our use of AI technologies, including through third-party AI platforms, may involve the processing of personal information, including consumer health data, clinical trial data, and of confidential or proprietary information, including research data and trade secrets. Such information could be used or disclosed in ways inconsistent with our privacy notices, contractual obligations or applicable law, including through employees’ use of unapproved AI tools or by third-party providers whose practices and security measures we have limited ability to control, and AI technologies may be vulnerable to security incidents or manipulation. Any misuse, improper disclosure of, or unauthorized access to, such information could result in security incidents, contractual breaches, litigation and reputational harm. Privacy and data protection requirements that may apply to our use of personal information in connection with AI technologies are described in the risk factor above titled “Compliance with stringent and changing global privacy and data security laws and regulations may increase our operating costs, expose us to liability, and restrict our ability to collect, use, transfer, and otherwise process data critical to our business.” Existing consumer protection, advertising and other laws may also be applied to AI technologies in new ways, and laws and regulations specifically governing AI and automated decision-making are evolving, either of which, could increase our costs or limit our ability to use AI technologies. In addition, if our AI initiatives do not perform as expected, or if our competitors adopt AI technologies more effectively than we do, our business, financial condition and results of operations could be adversely affected.
Our advertising, marketing and sales practices are subject to regulation by the FTC and state authorities, and any actual or alleged failure to comply could result in enforcement actions, litigation, restrictions on our marketing and harm to our reputation.
The advertising, promotion and sale of our products, including our Tru Niagen® dietary supplements, our Tru Niagen® Skincare products and our Niagen® ingredients, are subject to regulation by the FTC under Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices, as well as by state attorneys general and other state and local authorities under comparable consumer protection laws. The FTC requires that health-related claims be supported by competent and reliable scientific evidence, and FTC guidance states that such substantiation generally should consist of randomized, controlled human clinical trials. The FTC and state authorities may disagree with our interpretation of the scientific evidence supporting our claims, may conclude that the studies we rely on do not adequately support a particular claim or product formulation, or may change their substantiation expectations over time. Claims made in connection with our topical skincare products are also subject to regulatory limits on the types of benefits that may be claimed for cosmetic products. We market our products through a variety of channels, including our websites, social media, third-party e-commerce marketplaces, retail and distribution partners, and endorsements by athletes, healthcare professionals, influencers and other brand partners, including in connection with our "Don't Get Old. Age Better®" campaign. FTC rules and guides governing endorsements, testimonials and consumer reviews require, among other things, clear disclosure of material connections between us and our endorsers, that endorsements reflect the honest opinions and actual experience of the endorser, and that we not make claims through endorsers that we could not substantiate directly. We may be held responsible for statements made by our endorsers and other third parties who promote our products, even if we do not control the content of those statements. In addition, our subscription and automatic-renewal offerings are subject to federal and state laws governing disclosure, consent and cancellation, including state automatic renewal laws such as California's, and these requirements have changed and may continue to change. If the FTC, a state attorney general or another authority determines that our advertising, marketing, endorsement or subscription practices are deceptive, unfair or otherwise noncompliant, we could be subject to investigations, civil penalties, consumer redress, injunctions or consent orders that impose ongoing compliance obligations, including stricter substantiation requirements for future claims. Challenges to our claims may also be brought by competitors, through self-regulatory bodies such as the National Advertising Division of BBB National Programs, through marketplace complaint procedures, or by private plaintiffs under consumer protection laws. We are currently defending putative consumer class actions alleging that certain advertising and marketing claims relating to Tru Niagen® were false or misleading. See Note 8, Commitments and Contingencies, Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Regulatory actions, self-regulatory proceedings and private litigation regarding our claims, whether or not meritorious, could require us to modify or discontinue claims, revise our marketing programs or endorsement arrangements, incur significant legal costs, pay damages or penalties, and divert management attention, and could adversely affect consumer perception of and demand for our products and our business, financial condition, results of operations and cash flows.

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
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the Department of Commerce, the FDA, the FTC, the Department of Transportation and the Department of Agriculture, the California State Board of Pharmacy and the U.S. Environmental Protection Agency. These laws and regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution of products, and promoting and advertising products. If we fail to comply with any of these laws or regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales. We rely on outsourcing facilities for compounding our pharmaceutical-grade Niagen® ingredient. The bulk drug substances must appear on the FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B which are those bulk drug substances for which the FDA has determined there is a clinical need. If certain conditions are met, the FDA will exercise enforcement discretion concerning use of “interim” Category 1 substances pending evaluation of the substances for inclusion on the FDA’s final list of bulk drug substances for which there is a clinical need. If the substances used in manufacturing and compounding our products are removed from this interim list or if the FDA determines not to place NRCL on the final list of bulk drug substances for which there is a clinical need, it may subject us and our third-party partners to additional regulatory scrutiny. Changes in FDA policies governing compounded drugs, or enforcement actions involving our compounding partners, could restrict the availability or distribution of our products or increase compliance costs.
We are pursuing an investigational new drug (IND) application with the FDA with respect to the potential for one of our patented NAD precursors to be used as a treatment for Ataxia-Telangiectasia (A-T), a rare disease with less than 200,000 cases diagnosed in the U.S. per year. We have obtained Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) designation from the FDA for NRCL, and RPD designation from the FDA and Orphan Medicinal Product Designation (OMPD) in the European Union for NB4168, for the treatment of A-T. There is no guarantee that our IND application will be successful, or that we will be able to successfully commence or complete clinical trials or obtain FDA approval for the use of our patented NAD precursor as a treatment for AT. Any delay or failure in advancing the development of our patented NAD precursor as a potential treatment for AT could result in additional costs, and we may not recover the expenses incurred or realize any commercial benefit from these efforts.
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
As of September 30, 2026, we had outstanding options for an aggregate of approximately 9.8 million shares of common stock at a weighted average exercise price of $3.83 per share and unvested restricted stock units and market performance stock units of approximately 0.1 million shares and 1.5 million shares, respectively.
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
On November 6, 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $10.0 million of its outstanding common stock. On March 17, 2026, our board approved an increase in the authorization under the Company’s Share Repurchase Program up to $20.0 million. The Share Repurchase Program permits the Company to purchase shares from time to time through a variety of methods, including in the open market, through privately negotiated transactions, or other means as determined by our management, in accordance with applicable securities laws. As part of the Share Repurchase Program, the Company may enter into a pre-arranged stock repurchase plan, which operates in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Accordingly, any transactions under such stock repurchase plan would be completed in accordance with the terms of the plan, including specified price, volume, and timing conditions. The Share Repurchase Program expires October 31, 2027, and may be modified, suspended, or discontinued at any time. During the three months ended September 30, 2026, the Company did not repurchase any shares of common stock under the Share Repurchase Program.
A summary of the repurchase activity during the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - September 30, 2026	—		—	$14,628,000
Total	—		—
Item 5. Other Information
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

NIAGEN BIOSCIENCE, INC.

Date: November 4, 2026	/s/ OZAN PAMIR
Ozan Pamir
Chief Financial Officer
(principal financial officer and duly authorized on behalf of the registrant)